Form 10-Q
period 1996-03-31
SEGUE SOFTWARE INC
filed 1996-05-15
CIK 894572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____ TO _____.


                              SEGUE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              95-4188982
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

             1320 Centre Street, Newton Centre, Massachusetts 02159
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 796-1000


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES [_]      NO [X] *

    The number of shares of Registrant's Common Stock outstanding as of May 3, 1996 was 6,499,502.

*   The registrant became subject to such filing requirements on March 28, 1996.

                              SEGUE SOFTWARE, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheets                                                    3
                 March 31, 1996 and December 31, 1995

           Statements of Operations                                          4
                 Three months ended March 31, 1996 and 1995

           Statements of Cash Flows                                          5
                 Three months ended March 31, 1996 and 1995

           Notes to Financial Statements                                     6

Item 2.    Management's Discussion and Analysis of Financial                 8
                 Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 12

Signatures                                                                  13

Exhibits Index                                                              14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                              SEGUE SOFTWARE, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                 March 31,    December 31,
                                                                   1996           1995
                                                                 ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $     8        $   442
  Accounts receivable, net of                                      3,159          2,595
     allowances of $170 and $150
  Other current assets                                               275             96
                                                                 -------        -------
      Total current assets                                         3,442          3,133

Property and equipment, net                                        1,394          1,154
Intangible assets, net of accumulated                                 43             64
  amortization of $287 and $266
Other assets                                                         428            145
                                                                 -------        -------
      Total assets                                               $ 5,307        $ 4,496
                                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   577        $   461
  Accrued compensation and benefits                                  524            604
  Accrued expenses                                                   410            185
  Deferred revenue                                                 1,330          1,068
  Accrued royalties                                                  219            219
  Convertible debt to stockholders                                   623            654
                                                                 -------        -------
      Total current liabilities                                    3,683          3,191

Stockholders' equity:
  Series A Preferred Stock, $0.01 par value; noncumulative;
     4,000,000 shares authorized; 2,416,458 and 2,291,458
     shares issued and outstanding                                    24             23
  Common Stock, $0.01 par value; 30,000,000
     shares authorized; 1,594,244 and 1,586,090                       16             16
     issued and outstanding
  Additional paid-in capital                                       5,896          5,027
  Unearned compensation                                             (553)             -
  Accumulated deficit                                             (3,759)        (3,761)
                                                                 -------        -------
      Total stockholders' equity                                   1,624          1,305
                                                                 -------        -------
      Total liabilities and stockholders' equity                 $ 5,307        $ 4,496
                                                                 =======        =======

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                        Three months ended
                                                             March 31,
                                                        -------------------
                                                         1996         1995
                                                        ------       ------
Revenue:
  Software                                              $2,598       $1,561
  Services                                                 991          502
  Royalties                                                  -           43
                                                        ------       ------
    Total revenue                                        3,589        2,106

Cost of revenue:
  Cost of software                                          76           59
  Cost of services                                         336          235
  Cost of royalties                                          -           10
                                                        ------       ------
    Total cost of revenue                                  412          304

Gross margin                                             3,177        1,802

Operating expenses:
  Sales and marketing                                    1,826        1,082
  Research and development                                 824          490
  General and administrative                               518          380
                                                        ------       ------
    Total operating expenses                             3,168        1,952
                                                        ------       ------

Income (loss) from operations                                9         (150)
Other expense, net                                          (7)          (5)
                                                        ------       ------
Net income(loss)                                        $    2       $ (155)
                                                        ======       ======

Net income (loss) per common and common
equivalent share                                        $    -       $(0.04)/(1)/
                                                        ======       ======

Weighted average common shares and common
equivalent shares outstanding                            5,123        4,063 /(1)/

  /(1)/Presented on a pro forma basis giving effect to the conversion of all outstanding shares of preferred stock.

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                           1996       1995
                                                         -------    -------
Cash flows from operating activities:
  Net income (loss)                                      $     2    $  (155)
  Adjustments to reconcile net income(loss)
    to net cash provided by operating activities:
    Depreciation and amortization                            124         78
    Loss on disposal of property and equipment                 -         21
    Noncash compensation charges                              22          -
    Changes in operating assets and liabilities:
      Accounts receivable                                   (564)       237
      Other current assets                                  (179)      (196)
      Other assets                                            (8)        14
      Accounts payable                                      (101)      (152)
      Accrued expenses, compensation, and benefits           146       (190)
      Accrued royalties                                        -         14
      Deferred revenue                                       262        106
                                                         -------    -------
Net cash used by operating activities                       (296)      (223)
                                                         -------    -------

Cash flows from investing activities - Additions to
                                                         -------    -------
    property and equipment                                  (344)      (151)
                                                         -------    -------

Cash flows from financing activities:
    Expenditures for initial public stock offering           (58)         -
    Proceeds from exercise of stock options                  264          2
                                                         -------    -------
Net cash provided (used) by financing activities             206          2
                                                         -------    -------

Net decrease in cash and cash equivalents                   (434)      (372)
Cash and cash equivalents, beginning of period               442        711
                                                         -------    -------
Cash and cash equivalents, end of period                 $     8    $   339
                                                         =======    =======

Supplemental disclosure of noncash financing
   transactions:
Conversion of convertible debt to stockholders
   into common stock                                     $    31    $     -


The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Registration Statement filed on Form S-1 (Registration No. 333-1488).

     This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2. Net income (loss) per share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. The convertible debt outstanding is not considered a common stock equivalent. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares (including stock options) issued during the twelve month period prior to the initial filing date in February 1996 of the Registration Statement relating to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. As a result, the common equivalent shares for stock options were determined using the treasury stock method.

     For the three months ended March 31, 1995, on a historical basis, net loss per common and common equivalent shares was $(.09) and the weighted average common and common equivalent shares outstanding were 1,772,000.

     Net income (loss) per common share on a pro forma basis is computed in the same manner as net income (loss) per common share on a historical basis except all outstanding shares of the Series A Preferred Stock are included in the computation as if they had been converted into an equivalent number of shares of common stock even if anti-dilutive.

     Fully diluted net income (loss) per common share is the same as primary net income (loss) per common share.

3. In April 1996, an initial public offering of 3,162,500 of the Company's Common Stock ($.01 par value) at an initial public offering price of $18.00 per share was consummated. Concurrent with the closing of the offering in April 1996, all outstanding shares of Series A Preferred Stock were converted into Common Stock. The total shares sold in the offering consisted of 2,000,000 shares sold by the Company, 750,000 shares sold by selling shareholders and an additional 412,500 shares sold by the Company to cover the underwriters' over-allotment option. Proceeds to the Company from this offering, net of underwriters' discount, were approximately $40.4 million.

4. In February 1996, the Board of Directors of the Company voted for the following, which were approved by the shareholders on February 16, 1996: (i) the reincorporation of the Company from a California corporation to a Delaware corporation; (ii) an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock to 30,000,000 and 9,000,000 shares, respectively; (iii) the designation of 4,000,000 shares of such 9,000,000 shares of Preferred Stock as Series A Preferred Stock; (iv) the changing of the per share par value of the Common Stock and Preferred Stock from no par value to $.01 par value; (v) the amendment and restatement of the Company's 1989 Incentive and Non-Qualified Stock Option Plan (the "Option Plan"), pursuant to which, among other things, the number of shares of Common Stock reserved for issuance pursuant to options granted pursuant to the Option Plan was increased to 2,450,000 shares, the name of the Option Plan was changed to the 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan, and stock option grants to non-employee directors were authorized; and (vi) the Employee Stock Purchase Plan, which permits eligible employees to purchase Common Stock of the Company up to a maximum of 100,000 shares of Common Stock. The accompanying balance sheets reflect these changes in capital structure for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

          The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                    Percentage of Revenue for
                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                         1996          1995
                                                        ------        ------
Revenue:
     Software                                             72.4%         74.1%
     Services                                             27.6          23.8
     Royalties                                             0.0           2.1
                                                        ------        ------
          Total revenue                                  100.0         100.0

Cost of revenue:
     Cost of software                                      2.1           2.8
     Cost of services                                      9.3          11.1
     Cost of royalties                                     0.0            .5
                                                        ------        ------
          Total cost of revenue                           11.4          14.4

Gross margin                                              88.6          85.6

Operating expenses:
     Sales and marketing                                  50.9          51.4
     Research and development                             23.0          23.3
     General and administrative                           14.4          18.0
                                                        ------        ------
          Total operating expenses                        88.3          92.7

Income (loss) from operations                               .3          (7.1)
Other expense, net                                         (.2)          (.3)
                                                        ------        ------

Net income (loss)                                           .1%         (7.4)%
                                                        ======        ======

Revenue

     Revenue from Software. Software revenue increased 66% to $2.6 million during the first quarter of 1996 from $1.6 million in the first quarter of 1995, primarily due to the continuing growth in unit shipments of QA Partner(R). The increase in unit shipments came largely through the direct domestic channel and was driven in part by a significant increase in the number of sales personnel. Revenue from the domestic indirect channels and from the International distributors accounted for 6% and 11% of the revenue in the quarter, respectively. In the comparable quarter in 1995, those channels accounted for 0% and 8% of total revenue, respectively.

     Revenue from Services. Service revenue increased 97% to $991,000 during the first quarter of 1996 from $502,000 in the first quarter of 1995 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Training and consulting revenue increased 78% while maintenance revenue increased 111%.

     Revenue from Royalties. Royalty revenue amounted to $ 43,000 in the quarter ended March 31, 1995. There were no royalty revenues in the current quarter. Royalty revenue is related to porting contracts completed in 1991 for Lotus Development Corporation. The Company receives royalty revenue on the sale of UNIX versions of Lotus 1-2-3. The Company does not expect significant revenues, if any, from this contract in the future.


Cost of Revenue

     Cost of Software. Cost of software increased 29% to $76,000 during the first quarter of 1996 from $59,000 in the first quarter of 1995. As a percent of software license revenue, costs in the current quarter declined slightly to 2.9% of revenue from 3.8% of revenue a year earlier.

     Cost of Services. Cost of services increased 43% to $336,000 during the first quarter of 1996 from $235,000 in the first quarter of 1995. As a percent of service revenue, costs in the current quarter declined from 46.8% to 33.9%. This decrease is largely due to the faster rate of maintenance revenue growth over the growth rate of the customer support hotline costs and a slightly improved margin on training and consulting business. In the latter case, as a result of a shortage of staff in the first quarter of 1996, the training staff conducted more classes per person than is typical and therefore the Company expects to hire more staff in the near future.

     Cost of Royalties. There were no royalty revenues or costs related thereto in the first quarter of 1996. Cost of royalties totaled $10,000 in the first quarter of 1995 and represents the portion of royalties that are due to third parties.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 69% to $1.8 million during the first quarter of 1996 from $1.1 million in the first quarter of 1995. This increase is largely due to increases in promotional marketing programs, increases in sales commissions as a result of higher revenue levels and increases in the number of sales and marketing personnel to support the growth of the business. The number of employees in sales and marketing totaled 51 as of March 31, 1996. This is an increase of 15 employees over the period ended March 31, 1995.

     Research and Development.  Research and development expenses increased
68% to $824,000 during the first quarter of 1996 from $490,000 in the first quarter of 1995. This increase is largely due to the growth of the research and development staff in order to continue to enhance the Company's products and develop new products. The staff grew from 19 employees at March 31, 1995 to 28 employees as of March 31, 1996. To date, all of the Company's costs for research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

     General and Administrative. General and administrative expenses increased 36% to $518,000 during the first quarter of 1996 from $380,000 in the first quarter of 1995. This increase is largely attributable to the increase in the general and administrative staff and consulting assistance related to the implementation of the Company's new order entry and financial systems.


Other Expense, Net

     Other expense, net is comprised primarily of interest expense related to the Company's convertible debt, partially offset by interest income from cash and cash equivalents. The Company has generally invested in money market accounts. With the interest earned from investing the proceeds from the initial public offering which the Company received on April 2, 1996, the Company expects to see an increase in other income over prior periods. The Company has invested the proceeds from the initial public offering in U.S.Government and Government Agency securities, in A1 rated commercial paper and in money market accounts until such time as the proceeds are needed to fund operations.


Provision for Income Taxes

     The Company has no provision for income taxes for the first quarter of 1996 and 1995 due to the fact that it either incurred net losses or utilized operating loss carryforwards.


Liquidity and Capital Resources

     Cash and cash equivalents decreased from $442,000 at December 31, 1995 to $8,000 at March 31, 1996, primarily to fund the purchase of capital equipment in the period.

     The Company used $296,000 and $223,000 to fund operations in the first quarter of 1996 and 1995, respectively. The increase in cash needed to fund operations in the first quarter of 1996 was primarily due to the growth in accounts receivable.

     The Company utilized $344,000 and $151,000 for investing activities in the first quarter of 1996 and 1995, respectively. The investing activities in both periods consisted of capital expenditures to provide computers, software and furniture for new employees and to build the information systems infrastructure to support the Company's growth.

     During the first quarter of 1996, the Company received approximately $260,000 in proceeds from the exercise of stock options.

     As of March 31, 1996, the Company had available a $1,000,000 demand line of credit with a bank. Interest is charged at the bank's prime rate plus 1%. The line of credit is collateralized by all of the Company's assets and expired April 30, 1996. The Company is currently negotiating with the bank to obtain a new line of credit. As of March 31, 1996 and December 31, 1995, the Company had no balance outstanding against this line of credit. The Company is subject to certain covenants under the agreement, including covenants to maintain certain quarterly financial ratios and profitability and a restriction on the Company's ability to pay cash dividends. As of March 31, 1996 and December 31, 1995, the Company was in violation of certain ratios and profitability covenants. The Company obtained a waiver of the covenant violations for the period ended December 31, 1995, but did not request a waiver for the period ended March 31, 1996.

     The Company completed an initial public offering in April 1996 and received proceeds totaling $40,385,250. The Company estimates that it has incurred approximately $400,000 in initial public offering expenses that remain to be paid out of these proceeds.

     Assuming that there is no significant change in the Company's business, the Company believes that cash flow from operations together with existing cash balances and proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.



Important Factors Related to Forward-Looking Statements and Associated Risks

     This Form 10Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such uncertainties and risks include, but are not limited to, potential fluctuations in the Company's quarterly results, the Company's dependence on revenues from licenses from its principal product, QA Partner, dependence on key personnel, developments in the emerging automated software testing product market, technological change, competition, and the Company's ability to manage its recent growth, expand its international sales, develop indirect sales channels, avoid channel conflicts, introduce new products and avoid product defects and product liability, and protect its intellectual property and proprietary rights. For more explanation of these and other risk factors, please see the Company's final prospectus dated March 28, 1996.

PART II.  OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K

    (a)  Exhibits:
         11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months ended March 31, 1996 and 1995.
         27.1 Financial Data Schedule
    (b)  Reports on Form 8-K:
         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1996


                                  SEGUE SOFTWARE, INC.



                                  /s/ ELISABETH ELTERMAN
                                  ----------------------
                                  President and Chief Executive Officer



                                  /s/ J. JEFFREY BINGENHEIMER
                                  ---------------------------
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
No.  Description
- - ----------------

11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months ended March 31, 1996 and March 31, 1995.
27.1  Financial Data Schedule