Form 10-Q
period 1996-06-30
SEGUE SOFTWARE INC
filed 1996-08-12
CIK 894572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____ TO _____.

                       Commission file number: 0 - 27794

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]    NO [_]

     The number of shares of Registrant's Common Stock outstanding as of July 19, 1996 was 6,544,618.

                              SEGUE SOFTWARE, INC.

                                     INDEX


                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Balance Sheets                                        3
             June 30, 1996 and December 31, 1995

           Statements of Operations                              4
             Three and six months ended June 30, 1996 and 1995

           Statements of Cash Flows                              5
             Six months ended June 30, 1996 and 1995

           Notes to Financial Statements                         6

Item 2     Management's Discussion and Analysis of Financial     8
             Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                    13

Item 6.    Exhibits and Reports on Form 8-K                     13

Signatures                                                      14

Exhibits Index                                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  June 30,         December 31,
                                                    1996               1995
                                                  --------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $17,343           $   442
  Short-term investments                            22,484                 _
  Accounts receivable, net of
    allowances of $110 and $150                      3,117             2,595
  Other current assets                                 315                96
                                                   -------           -------
    Total current assets                            43,259             3,133

Property and equipment, net                          1,751             1,154
Intangible assets, net of accumulated
  amortization of $309 and $266                         21                64
Other assets                                           156               145
                                                   -------           -------
    Total assets                                   $45,187           $ 4,496
                                                   =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   779           $   461
  Accrued compensation and benefits                    456               604
  Accrued expenses                                     543               185
  Deferred revenue                                   1,434             1,068
  Accrued royalties                                    147               219
  Convertible debt to stockholders                     574               654
                                                   -------           -------
    Total current liabilities                        3,933             3,191


Stockholders' equity:
  Series A Preferred Stock, $0.01 par value;
   noncumulative; 4,000,000 shares authorized;
   0 and 2,291,458 shares issued and outstanding         -                23
  Common Stock, $0.01 par value; 30,000,000
   shares authorized; 6,532,618 and 1,586,090
   issued and outstanding                               65                16
  Additional paid-in capital                        45,492             5,027
  Unearned compensation                               (515)                -
  Accumulated deficit                               (3,788)           (3,761)
                                                   -------           -------
    Total stockholder's equity                      41,254             1,305
                                                   -------           -------
    Total liabilities and stockholders' equity     $45,187           $ 4,496
                                                   =======           =======

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Three months ended      Six months ended
                                          June 30                June 30
                                    --------------------   ------------------
                                      1996      1995         1996      1995
                                    --------  --------     --------  --------
Revenue:
  Software                           $2,511    $1,881       $5,109    $3,442
  Services                            1,031       647        2,022     1,149
  Royalties                               _        40            _        83
                                     ------    ------       ------    ------
    Total revenue                     3,542     2,568        7,131     4,674

Cost of revenue:
  Cost of software                       80       104          156       163
  Cost of services                      504       290          840       525
  Cost of royalties                       -         9            -        19
                                     ------    ------       ------    ------
    Total cost of revenue               584       403          996       707

Gross margin                          2,958     2,165        6,135     3,967

Operating expenses:
  Sales and marketing                 1,970     1,291        3,796     2,373
  Research and development              932       535        1,756     1,025
  General and administrative            587       454        1,105       834
  Severance charges                       -       449            -       449
                                     ------    ------       ------    ------
    Total operating expenses          3,489     2,729        6,657     4,681
                                     ------    ------       ------    ------

Loss from operations                   (531)     (564)        (522)     (714)
Other income (expense), net             502        (7)         495       (12)
                                     ------    ------       ------    ------
Net loss                             $  (29)   $ (571)      $  (27)   $ (726)
                                     ======    ======       ======    ======

Net income (loss) per common and
 common equivalent per share/(1)/    $    -    $(0.14)      $(0.01)   $(0.18)
                                     ======    ======       ======    ======
Weighted average common shares and
 common equivalent shares
 outstanding/(1)/                     6,426     4,065        5,326     4,064

/(1)/Presented on a pro forma basis giving effect to the conversion of all outstanding shares of preferred stock.

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Six months ended
                                                           June 30
                                                      ----------------------
                                                         1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
 Net loss                                              $    (27)      $(726)
 Adjustments to reconcile net income(loss)
  to net cash provided by operating activities:
  Depreciation and amortization                             279         209
  Loss on disposal of property and equipment                  -          21
  Noncash compensation charges                               59           -
  Changes in operating assets and liabilities:
   Accounts receivable                                     (522)        176
   Other current assets                                    (219)        (44)
   Other assets                                             (11)         13
   Accounts payable                                         184         (20)
   Accrued expenses, compensation, and benefits             210         297
   Accrued royalties                                        (72)         17
   Deferred revenue                                         367         234
                                                       --------       -----
Net cash provided (used) by operating activities            248         177
                                                       --------       -----

Cash flows from investing activities:
  Additions to property and equipment                      (834)       (356)
  Decrease (increase) in short-term investments         (22,484)          -
                                                       --------       -----
Net cash used in investing activities                   (23,318)       (356)
                                                       --------       -----
Cash flows from financing activities:
  Net proceeds from initial public offering              39,674           -
  Proceeds from exercise of stock options                   297           6
                                                       --------       -----
Net cash provided by financing activities                39,971           6
                                                       --------       -----

Net increase (decrease) in cash and cash equivalents     16,901        (173)
Cash and cash equivalents, beginning of period              442         711
                                                       --------       -----
Cash and cash equivalents, end of period               $ 17,343       $ 538
                                                       ========       =====

Supplemental disclosure of noncash financing
  transactions:
Conversion of convertible debt to stockholders into
  common stock                                         $     80       $   -

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

2. Cash and cash equivalents include cash on hand and all highly liquid short-term investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates market.

3. Net income (loss) per share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. The convertible debt outstanding is not considered a common stock equivalent. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares (including stock options) issued during the twelve month period prior to the initial filing date in February 1996 of the Registration Statement relating to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. As a result, the common equivalent shares for stock options were determined using the treasury stock method.

On a historical basis, net income (loss) per common and common equivalent shares is as follows:

                                    Three months ended         Six months ended
                                         June 30                   June 30
                                       ----------                -----------
                                   1996        1995           1996            1995
                                ----------  -----------    -----------    ------------

Net income (loss) per common    $      -    $     (.32)  $     (.01)     $     (.41)
and common equivalent share

Weighted average common          6,373,000   1,774,000    4,091,000       1,773,000
and common equivalent shares
outstanding


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

4. In April 1996, an initial public offering of 3,162,500 of the Company's Common Stock ($.01 par value) at an initial public offering price of $18.00 per share was consummated. Concurrent with the closing of the offering in April 1996, all outstanding shares of Series A Preferred Stock were converted into Common Stock. The total shares sold in the offering consisted of 2,000,000 shares sold by the Company, 750,000 shares sold by selling shareholders and an additional 412,500 shares sold by the Company to cover the underwriters' over-allotment option. Proceeds to the Company from this offering, net of underwriters' discount and associated costs, were approximately $39.7 million.

5. In February 1996, the Board of Directors of the Company voted for the following, which were approved by the shareholders on February 16, 1996: (i) the reincorporation of the Company from a California corporation to a Delaware corporation; (ii) an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock to 30,000,000 and 9,000,000 shares, respectively; (iii) the designation of 4,000,000 shares of such 9,000,000 shares of Preferred Stock as Series A Preferred Stock; (iv) the changing of the per share par value of the Common Stock and Preferred Stock from no par value to $.01 par value; (v) the amendment and restatement of the Company's 1989 Incentive and Non-Qualified Stock Option Plan (the "Option Plan"), pursuant to which, among other things, the number of shares of Common Stock reserved for issuance pursuant to options granted pursuant to the Option Plan was increased to 2,450,000 shares, the name of the Option Plan was changed to the 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan, and stock option grants to non-employee directors were authorized; and (vi) the approval of the Employee Stock Purchase Plan, which permits eligible employees to purchase Common Stock of the Company up to a maximum of 100,000 shares of Common Stock. The accompanying balance sheets reflect these changes in capital structure for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                   Percentage of Revenue for    Percentage of Revenue for
                                  Three Months Ended June 30,   Six Months Ended June 30,
                                 -----------------------------  --------------------------
                                     1996            1995               1996        1995
                                 -------------  --------------      ------------  --------
Revenue:
 Software                           70.9%           73.2%               71.6%       73.6%
 Services                           29.1            25.2                28.4        24.6
 Royalties                             -             1.6                   -         1.8
                                   -----          ------               -----       -----
  Total revenue                    100.0           100.0               100.0       100.0

Cost of revenue:
 Cost of software                    2.3             4.0                 2.2         3.5
 Cost of services                   14.2            11.3                11.8        11.2
 Cost of royalties                     -              .4                   -          .4
                                   -----          ------               -----      ------
  Total cost of revenue             16.5            15.7                14.0        15.1

Gross margin                        83.5            84.3                86.0        84.9

Operating expenses:
 Sales and marketing                55.6            50.3                53.2        50.8
 Research and development           26.3            20.8                24.6        21.9
 General and administrative         16.6            17.7                15.5        17.8
 Severance charges                     -            17.5                   -         9.6
                                   -----          ------               -----      ------
  Total operating expenses          98.5           106.3                93.3       100.1

Income (loss) from operations      (15.0)          (22.0)               (7.3)      (15.2)
Other income (expense), net         14.2             (.2)                6.9         (.3)
                                   -----          ------               -----      ------

Net income (loss)                    (.8)%         (22.2)%               (.4)%     (15.5)%
                                   =====          ======                =====      ======


REVENUE

          Revenue from Software. Software revenue increased 33% to $2,511,000 during the second quarter of 1996 from $1,881,000 in the second quarter of 1995. For the six month period ended June 30, 1996, software revenue increased 48% to $5,109,000 from $3,442,000 for the first six months of 1995. These increases are primarily due to the continuing growth in unit shipments of the Company's principal product, QA Partner. The increase in unit shipments came largely through the Company's direct domestic channel. Revenue from the Company's domestic indirect channels and from the Company's international distributors accounted for 8 % and 11 % of the revenue in the quarter, respectively, and 7% and 11% for the six month period ended June 30, 1996, respectively. In the comparable quarter in 1995, those channels accounted for 0% and 9% of total revenue, respectively. For the six month period ended June 30, 1995, revenues for domestic indirect channels and from the Company's international distributors accounted for 0% and 10%, respectively.

          Revenue from Services. Service revenue increased 59 % to $ 1,031,000 during the second quarter of 1996 from $ 647,000 in the second quarter of 1995, driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Training and consulting revenue increased 33%, while maintenance revenue increased 81%. For the six month period ended June 30, 1996, service revenue increased 76% to $2,022,000 from $1,149,000 for the first six months of 1995. For the six month period ended June 30, 1996, training and consulting revenue increased 52 %, while maintenance revenue increased 95 % over the comparable period in 1995. These increases were driven by the increase in software licenses sold.

          Revenue from Royalties. Royalty revenue amounted to $ 40,000 in the quarter ended June 30, 1995 and $83,000 for the six month period ended June 30, 1995. There were no royalty revenues in the second quarter or the first six months of 1996. Royalty revenue is related to porting contracts completed in 1991 for Lotus Development Corporation. The Company does not expect any significant revenues, if any, from these contracts in the future.


COST OF REVENUE

          Cost of Software. Cost of software decreased 23% to $80,000 during the second quarter of 1996 from $104,000 in the second quarter of 1995. For the six month period ended June 30, 1996, cost of software declined slightly to $156,000 from $163,000 for the six months ended June 30, 1995. As a percent of software license revenue, costs in the current quarter declined to 3.2% of revenue from 5.5% of revenue a year earlier. For the six month period ended June 30, 1996, cost of software as a percent of software license revenue declined to 3.1% from 4.7% for the six months ended June 30, 1995. This is largely the result of some fixed costs being amortized over a larger revenue base.

          Cost of Services. Cost of services increased 74% to $504,000 during the second quarter of 1996 from $290,000 in the second quarter of 1995. For the six months ended June 30, 1996, cost of services increased 60% to $840,000 from $525,000 for the six months ended June 30, 1995. As a percent of service revenue, costs in the current quarter increased to 49% of revenue from 45% of revenue a year earlier. For the six months ended June 30, 1996, cost of services as a percent of service revenue decreased to 42% from 46% for the six months ended June 30, 1995. The increase in the current quarter over the prior year is largely the result of the cost of a product upgrade sent to customers in the quarter. The decrease in the year to date over the comparable period in 1995 is largely due to the fact that maintenance revenue grew at a faster rate than the customer support hotline costs and a slightly improved margin on the Company's training and consulting business.

          Cost of Royalties. There were no royalty revenues or costs related thereto in the second quarter or the first six months of 1996. Cost of royalties totaled $9,000 in the second quarter of 1995 and $19,000 for the six months ended June 30, 1995. These costs represent the portion of royalties that the Company received from Lotus Development Corporation that are due to the third parties who assisted the Company in completing the porting contracts for Lotus Development Corporation in 1991.


OPERATING EXPENSES

          Sales and Marketing. Sales and marketing expenses increased 53% to $1,970,000 during the second quarter of 1996 from $1,291,000 in the second quarter of 1995. For the six months ended June 30, 1996, sales and marketing expenses increased 60% to $3,796,000 from $2,373,000 for the first six months of 1995. These increases are largely due to the Company's increased investment in its marketing programs, increased sales commissions related to the increase in revenue and the addition of sales and marketing personnel to support the growth of the business. The total number of employees in sales and marketing totaled 44 as of June 30, 1996. This is an increase of 18 employees over the period ended June 30, 1995.

          Research and Development. Research and development expenses increased 74% to $932,000 during the second quarter of 1996 from $535,000 in the second quarter of 1995. For the six months ended June 30, 1996, research and development expenses increased 71% to $1,756,000 from $1,025,000 for the first six months of 1995. These increases are largely due to the growth of the Company's research and development staff in order to continue to enhance the Company's products and develop new products. The staff grew from 22 employees at June 30, 1995 to 35 employees at June 30, 1996. To date, all of the Company's costs for research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

          General and Administrative. General and administrative expenses increased 29% to $587,000 during the second quarter of 1996 from $454,000 in the second quarter of 1995. For the six months ended June 30, 1996, general and administrative expenses increased 32% to $1,105,000 from $834,000 for the first six months of 1995. These increases are largely attributable to the increase in the general and administrative staff, performance bonus awards related to the completion of several key objectives, consulting assistance related to the implementation of the Company's new order entry and financial systems, and increased legal costs related to SEC filings as a public company and to litigation matters (see Legal Proceedings).

          Severance Charges. In 1995, the Company entered into an employment separation agreement with its former Chief Executive Officer. The costs of the employment separation agreement totaled $449,000 and included severance pay and the purchase of vested options.

OTHER INCOME AND (EXPENSE), NET

          Other income and (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. Prior to April 2, 1996, the Company generally invested in money market accounts. On April 2, 1996, the Company completed an initial public offering and received net proceeds of approximately $39.7 million. The Company has invested, and will continue to invest the offering proceeds, primarily in U.S.Government and Government
Agency securities, in A1 rated commercial paper and in money market accounts until such time as the proceeds are needed to fund operations. As a result of the Company's receipt and investment of the offering proceeds, the Company expects that other income will increase substantially over prior periods. Interest income is partially offset by interest expense related to the Company's convertible debt.


PROVISION FOR INCOME TAXES

          The Company has no provision for income taxes for the second quarter of 1996, the six months ended June 30, 1996 and for fiscal 1995 due to the fact that it incurred net losses.


INFLATION

          Inflation has not had a significant impact on the Company's operating results to date.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased from $442,000 at December 31, 1995 to $17,343,000 at June 30, 1996. Short-term investments increased from $0 at December 31, 1995 to $22,484,000 at June 30, 1996. These increases resulted primarily from the funds raised in the Company's initial public offering.

The Company provided $248,000 in operating activities in the first six months of 1996 and provided $177,000 in operating activities in the first six months of 1995. In the first six months of 1996, funds provided by operating activities were primarily the result of the growth in accrued expenses and deferred revenue partially offset by the growth in accounts receivable and other current assets. In the first six months of 1995, funds were provided largely from a reduction in accounts receivable coupled with an increase in accrued expenses and deferred revenue.

The Company utilized $23,318,000 and $356,000 for investing activities in the first six months of 1996 and 1995, respectively. The investing activities in the first six months of 1996 were the result of investing part of the initial public offering proceeds and continuing to build the information systems infrastructure to support the Company's growth. The investing activities in the first six months of 1995 were the result of capital expenditures to provide computers, software and furniture for new employees.

The Company generated funds from financing activities of $39,971,000 and $6,000 in the first six months of 1996 and 1995, respectively. As noted above, the Company generated approximately $39,700,000, net of expenses, from its initial public offering.

Assuming there is no significant change in the Company's business, the Company believes that the existing cash balances and short-term investment balances and cash flow from operations, will be sufficient to meet its working capital requirements for at least the next twelve months.


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

          This Form 10-Q contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such uncertainties and risks include, but are not limited to, potential fluctuations in the Company's quarterly results, the Company's dependence on revenues from licenses from QA Partner, dependence on key personnel, developments in the emerging automated software testing product market, technological change, competition, and the Company's ability to manage its recent growth, expand its international sales, develop indirect sales channels, avoid channel conflicts, introduce new products and avoid product defects and product liability, and protect its intellectual property and proprietary rights. For more explanation of these and other risk factors, please see the Company's final prospectus dated March 28, 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has previously reported the matter captioned Softbridge,
                                                                  -----------
         Inc. v. Laurence Kepple, et al. on a Current Report on Form 8-K filed
         ------------------------------
         August 1, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months and six months ended
                 June 30, 1996 and 1995.

          27.1  Financial Data Schedule
     (b)  Reports on Form 8-K:
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1996


                              SEGUE SOFTWARE, INC.



                              /s/ ELISABETH ELTERMAN
                              ----------------------
                              President and Chief Executive Officer



                              /s/ J. JEFFREY BINGENHEIMER
                              ---------------------------
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
No.  Description
- ---  -----------

11.1  Computation of primary and fully-diluted net income (loss) per common
       share for the   three months and six months ended June 30, 1996 and
       June 30, 1995.
27.1  Financial Data Schedule