Form 10-Q
period 1996-09-30
SEGUE SOFTWARE INC
filed 1996-11-13
CIK 894572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

     The number of shares of Registrant's Common Stock outstanding as of November 8, 1996 was 6,789,668.

                              SEGUE SOFTWARE, INC.

                                     INDEX


                                                                  Page No.
                                                                  --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets                                                3
            September 30, 1996 and December 31, 1995

         Statements of Operations                                      4
            Three and nine months ended September 30, 1996 and 1995

         Statements of Cash Flows                                      5
            Nine months ended September 30, 1996 and 1995

         Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial             8
            Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            13

Item 4   Submission of Matters to a Vote of Security Holders          13

Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                            14

Exhibits Index                                                        15

PART I.  FINANCIAL INFORMATION
  ITEM I.   FINANCIAL STATEMENTS


                             SEGUE SOFTWARE, INC.
                                BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                September 30,       December 31,
                                                                    1996               1995
                                                                -------------       ------------
ASSETS
Current assets:
      Cash and cash equivalents                                   $  7,479            $    442
      Short-term investments                                        32,026                --
      Accounts receivable, net of allowances of $125 and $150        3,517               2,595
      Other current assets                                             355                  96
                                                                  --------            --------
           Total current assets                                     43,377               3,133

Property and equipment, net                                          1,910               1,154
Intangible assets, net of accumulated
  amortization of $330 and $266                                       --                    64
Other assets                                                           119                 145
                                                                  --------            --------
      Total assets                                                $ 45,406            $  4,496
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $    226            $    461
      Accrued compensation and benefits                                543                 604
      Accrued expenses                                               1,102                 185
      Deferred revenue                                               1,616               1,068
      Accrued royalties                                                147                 219
      Convertible debt to stockholders                                 562                 654
                                                                  --------            --------
           Total current liabilities                                 4,196               3,191

Stockholders' equity:
      Series A Preferred Stock, $.01 par value; noncumulative;
         4,000,000 shares authorized; no shares and 2,291,458
             shares issued and outstanding                            --                    23
      Common Stock, $.01 par value; 30,000,000
             shares authorized; 6,547,618 and 1,586,090
             issued and outstanding                                     65                  16
      Additional paid-in capital                                    45,498               5,027
      Unearned compensation                                           (478)               --
      Accumulated deficit                                           (3,875)             (3,761)
                                                                  --------            --------
           Total stockholders' equity                               41,210               1,305
                                                                  ========            ========
           Total liabilities and stockholders' equity             $ 45,406            $  4,496
                                                                  ========            ========

   The accompanying notes are an integral part of the financial statements.

                                       SEGUE SOFTWARE, INC.
                                     STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three months ended      Nine months ended
                                                       September 30,           September 30,
                                                    --------------------    --------------------
                                                      1996        1995        1996        1995
                                                    --------    --------    --------    --------
Revenue:
  Software                                          $  3,075    $  2,210    $  8,184    $  5,652
  Services                                             1,142         731       3,164       1,880
  Royalties                                             --            26        --           109
                                                    --------    --------    --------    --------
    Total revenue                                      4,217       2,967      11,348       7,641

Cost of revenue:
  Cost of software                                        75          84         231         247
  Cost of services                                       453         327       1,294         852
  Cost of royalties                                     --             6        --            25
                                                    --------    --------    --------    --------
    Total cost of revenue                                528         417       1,525       1,124

Gross profit                                           3,689       2,550       9,823       6,517

Operating expenses:
  Sales and marketing                                  1,884       1,419       5,679       3,792
  Research and development                               987         592       2,744       1,617
  General and administrative                             680         370       1,785       1,204
  Severance charges                                     --          --          --           449
                                                    --------    --------    --------    --------
    Total operating expenses                           3,551       2,381      10,208       7,062
                                                    --------    --------    --------    --------

Income (loss) from operations                            138         169        (385)       (545)

Litigation settlement                                   (744)       --          (744)       --
Other income (expense), net                              520          (4)      1,015         (16)
                                                    --------    --------    --------    --------
Net income (loss)                                   $    (86)   $    165    $   (114)   $   (561)
                                                    ========    ========    ========    ========
Net income (loss) per common and common
equivalent share (1)                                $   (.01)   $    .04    $   (.02)   $   (.14)
                                                    ========    ========    ========    ========

Weighted average common shares and common
  equivalent shares outstanding (1)                    6,545       4,685       5,717       4,075



(1) Presented on a pro forma basis giving effect to the conversion of all outstanding shares of preferred stock.


   The accompanying notes are an integral part of the financial statements.

                         SEGUE SOFTWARE, INC.
                      STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)


                                                                       Nine months ended
                                                                         September 30,
                                                                     -----------------------
                                                                        1996         1995
                                                                     ----------   ----------
Cash flows from operating activities:
  Net loss                                                            $   (114)   $   (561)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                                        469         302
      Loss on disposal of property and equipment                             9          20
      Noncash compensation charges                                          97        --
      Changes in operating assets and liabilities:
      Accounts receivable                                                 (922)       (420)
      Other current assets                                                (259)         (7)
      Other assets                                                          26          12
      Accounts payable                                                    (235)       (123)
      Accrued expenses, compensation, and benefits                         856         391
      Accrued royalties                                                    (72)         23
      Deferred revenue                                                     548         350
                                                                      --------    --------
Net cash provided (used) by operating activities                           403         (13)
                                                                      --------    --------

Cash flows from investing activities:
      Additions to property and equipment                               (1,170)       (488)
      Increase in short-term investments                               (32,026)       --
                                                                      --------    --------
Net cash used in investing activities                                  (33,196)       (488)
                                                                      --------    --------

Cash flows from financing activities:
      Net proceeds from initial public offering                         39,527        --
      Proceeds from exercise of stock options                              303          62
                                                                      --------    --------
Net cash provided by financing activities                               39,830          62
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents                     7,037        (439)
Cash and cash equivalents, beginning of period                             442         711
                                                                      ========    ========
Cash and cash equivalents, end of period                              $  7,479    $    272
                                                                      ========    ========

Supplemental disclosure of noncash financing
   transactions:
Conversion of convertible debt to stockholders into
   common stock                                                       $     92    $     --



   The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by Segue Software, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Registration Statement filed on Form S-1 (Registration No. 333-1488).

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

On a historical basis, net income (loss) per common and common equivalent share is as follows:

                                     Three months ended              Nine months ended
                                       September  30,                   September 30,
                                     ------------------              ------------------
                                    1996           1995            1996             1995
                                   ------        -------          ------           ------

Net income (loss) per common    $     (.01)      $      .04       $     (.02)     $     (.31)
and common equivalent share

Weighted average common          6,545,000        4,685,000        4,896,000       1,784,000
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

4. In April 1996, an initial public offering of 3,162,500 shares of the Company's Common Stock ($.01 par value) at an initial public offering price of $18.00 per share was consummated. Concurrent with the closing of the offering in April 1996, all outstanding shares of Series A Preferred Stock were converted into Common Stock. The total shares sold in the offering consisted of 2,000,000 shares sold by the Company, 750,000 shares sold by selling shareholders and an additional 412,500 shares sold by the Company to cover the underwriters' over-allotment option. Proceeds to the Company from this offering, net of underwriters' discount and associated costs, were approximately $40 million.

5. On September 30, 1996, the Company entered into a definitive agreement with Softbridge, Inc. to settle the litigation brought against the Company and certain of its current and former employees. The litigation, which was brought in June, 1996, alleged breach of contracts, among other things. The Company recorded a charge of $744,000 in the third quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                   Percentage of Revenue for                  Percentage of Revenue for
                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                 -----------------------------------       --------------------------------
                                       1996              1995                    1996              1995
                                      ------            ------                  ------            ------
Revenue:
 Software                              72.9%             74.5%                   72.1%              74.0%
 Services                              27.1              24.6                    27.9               24.6
 Royalties                                -                .9                       -                1.4
                                      -----             -----                   -----              -----
  Total revenue                       100.0             100.0                   100.0              100.0

Cost of revenue:
 Cost of software                       1.8               2.8                     2.0                3.2
 Cost of services                      10.7              11.0                    11.4               11.2
 Cost of royalties                        -                .2                       -                 .3
                                      -----             -----                   -----              -----
  Total cost of revenue                12.5              14.0                    13.4               14.7

Gross margin                           87.5              86.0                    86.6               85.3

Operating expenses:
 Sales and marketing                   44.7              47.8                    50.1               49.6
 Research and development              23.4              20.0                    24.2               21.1
 General and administrative            16.1              12.5                    15.7               15.8
 Severance charges                        -                 -                       -                5.9
                                      -----             -----                   -----              -----
  Total operating expenses             84.2              80.3                    90.0               92.4

Income (loss) from operations           3.3               5.7                    (3.4)              (7.1)

Litigation settlement                 (17.6)                -                    (6.5)                 -
Other income (expense), net            12.3              ( .1)                    8.9                (.2)
                                      -----             -----                   -----              -----

Net income (loss)                      (2.0)%             5.6%                   (1.0)%             (7.3)%
                                      =====             =====                   =====              =====


REVENUE

     Revenue from Software. Software revenue increased 39% to $3,075,000 during the third quarter of 1996 from $2,210,000 in the third quarter of 1995. For the nine month period ended September 30, 1996, software revenue increased 45% to $8,184,000 from $5,652,000 for the first nine months of 1995. These increases are primarily due to the continuing growth in unit shipments of QA Partner and QA Organizer. The increase in unit shipments came largely through the direct domestic sales channel. Revenue from the domestic indirect distribution channels and from the Company's international distributors accounted for 6% and 7% of the revenue in the quarter, respectively, and 6 % and 10% for the nine month period ended September 30, 1996, respectively. In the comparable quarter in 1995, those channels accounted for 5% and 10% of total revenue, respectively. For the nine month period ended September 30, 1995, revenues from domestic indirect channels and from international distributor channels accounted for 2% and 8%, respectively.

     Revenue from Services. Service revenue increased 56% to $1,142,000 during the third quarter of 1996 from $731,000 in the third quarter of 1995 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Training and consulting revenue increased 46% while maintenance revenue increased 64%. For the nine month period ended September 30, 1996, service revenue increased 68% to $3,164,000 from $1,880,000 for the first nine months of 1995. In that period, training and consulting revenue increased 61% while maintenance revenue increased 82% over the comparable period in 1995.

     Revenue from Royalties. Royalty revenue amounted to $26,000 in the quarter ended September 30, 1995 and $109,000 for the nine month period ended September 30, 1995. There were no royalty revenues in the third quarter or the first nine months of 1996. Royalty revenue is related to porting contracts completed in 1991 for Lotus Development Corporation. The Company does not expect any significant revenues, if any, from these contracts in the future.


COST OF REVENUE

     Cost of Software. Cost of software decreased 11% to $75,000 during the third quarter of 1996 from $84,000 in the third quarter of 1995. For the nine month period ended September 30,1996, cost of software declined 6% to $231,000 from $247,000 for the nine months ended September 30, 1995. As a percent of software license revenue, costs in the current quarter declined to 2.4% of revenue from 3.8% of revenue a year earlier. For the nine month period ended September 30, 1996, cost of software as a percent of software license revenue declined to 2.8% from 4.4% for the nine months ended September 30, 1995. This is largely the result of some fixed costs being amortized over a larger revenue base.

     Cost of Services. Cost of services increased 39% to $453,000 during the third quarter of 1996 from $327,000 in the third quarter of 1995. For the nine months ended September 30, 1996, cost of services increased 52% to $1,294,000 from $852,000 for the nine months ended September 30, 1995. As a percent of service revenue, costs in the current quarter decreased to 40% from 45% a year earlier. For the nine months ended September 30, 1996, cost of services as a percent of service revenue decreased to 41% from 45% for the nine months ended September 30, 1995. The decrease in cost of services as a percent of service revenue in the current quarter over the prior year and for the nine months over the nine month period in 1995 is largely the result of the maintenance revenue in the quarter growing at a faster pace than the customer support hotline costs and an improved margin on the Company's training and consulting business.

     Cost of Royalties. There were no royalty revenues or costs related thereto in the third quarter or the first nine months of 1996. Cost of royalties totaled $6,000 in the third quarter of 1995 and $25,000 for the nine months ended September 30, 1995. These costs represent the portion of royalties that the Company received from Lotus Development Corporation that are due to the third parties who assisted the Company in completing the porting contracts for Lotus Development Corporation in 1991.



OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 33% to $1,884,000 during the third quarter of 1996 from $1,419,000 in the third quarter of 1995. For the nine months ended September 30, 1996, sales and marketing expenses increased 50% to $5,679,000 from $3,792,000 for the first nine months of 1995. These increases are largely due to the increased investment in marketing programs, sales commissions related to the increase in revenue and additional sales and marketing personnel. The total number of employees in sales and marketing totaled 42 as of September 30, 1996. This is an increase of 14 employees over the period ended September 30, 1995.

     Research and Development. Research and development expenses increased 67% to $987,000 during the third quarter of 1996 from $592,000 in the third quarter of 1995. For the nine months ended September 30, 1996, research and development expenses increased 70% to $2,744,000 from $1,617,000 for the first nine months of 1995. These increases are largely due to the growth of the research and development staff in order to continue to enhance the Company's products and develop new products. The staff grew from 23 employees at September 30, 1995 to 37 employees as of September 30, 1996. To date, all of the Company's costs for research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

     General and Administrative. General and administrative expenses increased 84% to $680,000 during the third quarter of 1996 from $370,000 in the third quarter of 1995. For the nine months ended September 30, 1996, general and administrative expenses increased 48% to $1,785,000 from $1,204,000 for the first nine months of 1995. These increases are largely attributable to the increase in the general and administrative staff, performance bonus awards related to the completion of several key objectives, consulting assistance related to the implementation of the Company's new order entry and financial systems and legal and accounting costs related to the activities and filings required as a public company.

     Severance Charges. In 1995, the Company entered into an employment separation agreement with its former Chief Executive Officer. The costs of the employment separation agreement totaled $449,000 and included severance pay and the purchase of vested options.

LITIGATION SETTLEMENT

     On September 30, 1996, the Company entered into a definitive agreement with Softbridge, Inc. to settle the litigation brought against the Company and certain of its current and former employees. The litigation, which was brought in June, 1996, alleged breach of contracts, among other things. The Company recorded a charge of $744,000 in the third quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.


OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. Prior to April 2, 1996, the Company generally invested in money market accounts. On April 2, 1996, the Company completed an initial public offering and received net proceeds of approximately $40 million. The Company has invested, and will continue to invest the offering proceeds, primarily in U.S. Government and Government Agency securities, in A1 rated commercial paper and in money market accounts until such time as the proceeds are needed to fund operations. As a result of the Company's receipt and investment of the offering proceeds, the Company's other income has increased substantially over prior periods. Interest income is partially offset by interest expense related to the Company's convertible debt.


PROVISION FOR INCOME TAXES

     The Company recorded no provision for income taxes for the third quarter of 1996, the nine months ended September 30, 1996 or for fiscal 1995 due to the fact that it incurred net losses.


INFLATION

Inflation has not had a significant impact on the Company's operating results to date.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased from $442,000 at December 31, 1995 to $39,505,000 at September 30, 1996 primarily as a result of the funds raised in the Company's initial public offering.

The Company provided $403,000 from operations in the first nine months of 1996 and used $13,000 in operating activities in the first nine months of 1995. In the first nine months of 1996, funds provided by operating activities were primarily the result of the growth in accrued expenses and deferred revenue, partially offset by the growth in accounts receivable. In the first nine months of 1995, funds used for operating activities were primarily the result of the year to date loss from operations and the growth in accounts receivable, offset by growth in accrued expenses and deferred revenue.

The Company utilized $33,196,000 and $488,000 for investing activities in the first nine months of 1996 and 1995, respectively. The investing activities in the first nine months of 1996 were the result of the investment of the initial public offering proceeds and the purchase of computer equipment, software and furniture for employees. The investing activities in the first nine months of 1995 were the result of capital equipment purchases for employees.

The Company generated funds from financing activities of $39,830,000 and $62,000 in the first nine months of 1996 and 1995, respectively. As noted above, the Company generated approximately $40,000,000 from its initial public offering.

Assuming there is no significant change in the Company's business, the Company believes that the existing cash balances and short-term investment balances and cash flow from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Such uncertainties and risks include, but are not limited to, potential fluctuations in the Company's quarterly results, the Company's dependence on revenues from licenses of QA Partner, dependence on key personnel, developments in the emerging automated software testing product market, technological change, competition, and the Company's ability to manage its recent growth, hire sales and marketing personnel, expand its international sales, develop indirect sales channels, avoid distribution channel conflicts, introduce new products and avoid product defects and product liability, and protect its intellectual property and proprietary rights. For more explanation of these and other risk factors, please see the Company's final prospectus dated March 28, 1996.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     The Company has previously reported the matter captioned Softbridge, Inc.
                                                              ----------------
     v. Laurence Kepple et al. on Form 8-K, filed August 1, 1996.
     --------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held the 1996 Annual Meeting of Stockholders on July 26, 1996 for stockholders of record on June 12, 1996. At the meeting, stockholders voted to elect seven members to the Board of Directors and to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1996. Represented at the meeting were holders of an aggregate of 3,661,243 shares of common stock of the Company which constituted a majority of all outstanding shares of voting stock of the Company. 3,661,043 shares were voted in favor of each director nominee and 200 shares were withheld. 3,618,950 shares were voted for the ratification of the appointment of Coopers & Lybrand, 38,399 shares voted against ratification and 3,894 shares abstained. No other business was brought before the Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months and nine months ended September 30, 1996 and 1995.
          27.1  Financial Data Schedule
     (b)  Reports on Form 8-K:
          Softbridge, Inc. v. Laurence Kepple et. al.
          August 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996


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
No.       Description
---       -----------

11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months and nine months ended September 30, 1996 and September 30, 1995.
27.1      Financial Data Schedule