Form 10-K
period 1996-12-31
SEGUE SOFTWARE INC
filed 1997-03-31
CIK 894572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]    NO  [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49,151,124 as of February 28, 1997, based upon the closing sale price of Common Stock reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           The number of shares of Registrant's Common Stock outstanding as of February 28, 1997 was 7,224,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 1997 Annual Meeting of Stockholders to be held on May 2, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS



                                                                           Page

                                    PART I

Item 1.     Business                                                         2

Item 2.     Properties                                                      10

Item 3.     Legal Proceedings                                               10

Item 4.     Submission of Matters to a Vote of Security Holders             10

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             11

Item 6.     Selected Financial Data                                         11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       13

Item 8.     Financial Statements and Supplementary Data                     23

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        23

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant              23

Item 11.    Executive Compensation                                          23

Item 12.    Security Ownership of Management and Certain Beneficial Owners  24

Item 13.    Certain Relationships and Related Transactions                  24

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                        24


      Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding Segue Software, Inc.'s (hereafter "Segue" or the "Company") future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 18 of this Form 10-K.

                                    PART I

Item 1.    Business

General

      Segue Software, Inc. is a leader in automated testing for software reliability. The Company's product family, QualityWorks, is used by quality assurance professionals and software developers to improve software quality, reduce development costs and shorten the time required to develop and deploy software applications. QualityWorks integrates test planning, creation, execution, management and analysis to provide unattended automated testing of software applications across the various components of a distributed, multi-platform client/server system.

      Segue was incorporated in California in 1988 and reincorporated in Delaware in March 1996.

Industry Background

      As businesses expand the use of technology to manage information and processes, and as software has become a more important component in the delivery of their products and services, consistent and effective operation of software applications has become more critical to their success. These applications are increasingly deployed in client/server configurations. In an August 1996 report, Gartner Group wrote, "Software quality is finally getting some attention. The `cost of nonquality' has grown exponentially. The threat of application disaster means profitability and growth for the client/server automated-testing tools market. The worldwide market for automated client/server testing tools will grow at a compounded annual growth rate of 60 percent to 70 percent through 1999." As client/server software is increasingly utilized to support mission-critical applications, effective software quality management and testing is required to avoid defects.

      Unlike mainframe environments, where applications, operating systems and hardware were designed by a single vendor as an integrated solution, client/server systems consist of component layers of applications, middleware, operating systems, databases, servers, processors and network technology designed separately by multiple vendors. For example, in a client/server configuration, a Microsoft Windows95 client might send requests to a router installed on a Microsoft NT server that distributes them to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of client/server applications are developed separately by multiple vendors and integrated to form a business system.

      The transition to client/server environments has occurred in two phases. In the first phase, client/server application logic exists on either the client or the server. Typically the business logic is supported by the client and only the data resides on the database server. In the second phase, referred to as distributed client/server, application logic and business data are distributed among multiple client, middleware and server layers.

      Distributed client/server computing presents enormous challenges to quality assurance professionals and software developers. Moreover, advances in client/server software development tools have enabled rapid development of client/server applications. The complexity of distributed client/server environments, and rapid application development, greatly increase the likelihood that a combination of events will cause an application or system to fail or produce unintended results ("bugs"). At the same time, competitive pressures force software developers to compress development schedules in order to shorten time to deployment.

      To date, quality assurance professionals and software developers have primarily used manual testing techniques to test software application functions and features. Manual testing is slow, tedious and difficult to replicate in a systematic manner, and is often performed at the end of the development process when bugs are difficult and costly to correct. As a result, quality assurance professionals and software developers have begun to invest in automated software testing tools.

      Traditional automated testing tools, which are designed for a specific component on a particular platform, do not adequately address the complexities of distributed client/server computing. First, they are not designed to validate distributed application logic and data. Second, tests created by these tools become obsolete when a component is replaced or upgraded. Third, traditional automated testing tools are unable to recover when a bug is encountered in the component being tested, meaning that truly unattended testing in a distributed environment is impossible with such tools. Finally, they do not deliver the capability to design, create, manage and reuse tests across multiple platforms and system configurations, resulting in additional costs and time spent on the software development and quality assurance processes.

      In addition to automated testing tools, defect tracking and performance load testing are important components of the automated testing solution. With integrated defect tracking, the quality assurance department and the software development organization can work more closely in the process of finding, tracking and fixing software errors. By building performance load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested as well.

Products

      The Company's product family of software testing and quality management tools, QualityWorks, provides an automated testing solution for distributed client/server applications. QualityWorks consists of the QA Partner cross-platform testing tool and integrated companion products.

      The following comprise the QualityWorks product family:

      QualityWorks. QualityWorks is a bundled suite of the Company's products designed to integrate test planning, creation, execution, management and analysis.

      QA Partner. QA Partner extends testing beyond the client across multiple platforms using the Company's Universal Testing Architecture (UTA). The product supports concurrent cross-platform testing of clients, middleware and servers. QA Partner delivers the following key benefits:

 .     Ease of use through intelligent, object-level recorders and graphical error highlighting;
 .     Reuse of test scripts;
 .     Unattended testing through a built-in recovery system;
 .     Platform independence; and
 .     Extensibility.

      QA DBTester. QA DBTester allows direct access to the application's database, extending automated testing to the direct verification and management of the application's data.

      QA Organizer. QA Organizer is integrated with QA Partner to provide a single point for users to drive the testing process, allowing seamless integration of test planning with test creation, execution, management and analysis.

      QA Partner Agents. QA Partner Agents automatically translate test scripts into platform-specific languages in order to test the applications running on a particular platform, allowing for scripts to be reused over multiple platforms.

      QA Partner Extension Kit. QA Partner Extension Kit enables customers to publish an interface to their non-displayable or non-standard objects, so that QA Partner can test them. The Company believes that the testing of non-standard objects is unique to the Segue solution.

      GO!. GO! increases testing productivity by providing out-of-the-box tests, enabling users to automatically generate test plans and test scripts to verify standard application behavior.

      QA Radar. QA Radar is a defect management system that automates the bug-tracking life cycle. It is customizable and tightly integrated with other members of the QualityWorks family of products. It uses a powerful central repository to simplify bug management, is scalable and provides native support for a variety of databases and operating modes.

      QA Performer. QA Performer is a multi-platform load testing tool that quickly creates simulated user tests to predict the performance and robustness of distributed applications. It is designed to work throughout the application life cycle. It features point-and-click load test creation; an unlimited number of simulated users; unique real-time, client-side load test monitoring; and powerful reporting and modeling tools. The QA Performer technology has been licensed from a vendor under an exclusive world-wide reseller agreement which the Company entered into in November 1996. Under this agreement, the Company will pay a royalty to the vendor for every copy of QA Performer that it licenses to its end-users. The Company has guaranteed certain royalty payments during the first year of the agreement and must meet certain minimum royalty levels in order to maintain exclusivity. There can be no assurance that the Company will generate sufficient QA Performer revenue to meet the minimum royalty required to maintain exclusivity. The Company may choose to make additional payments over and above the royalties paid, based on sales of QA Performer, in order to maintain exclusivity.

Services

      The Company supplements all of its product offerings with training, consulting and technical support services. The Company's services are designed to promote a clear and consistent approach to automated testing and to facilitate the penetration of the Company's products in a broader market. As of February 28, 1997, these services were provided by 18 employees.

      Training and Consulting. The Company offers training courses and consulting services in support of its product family. The training courses are held regionally in selected U.S. cities or at the customer site. The Company has two principal objectives for its fee-based training courses and consulting services: to produce the agreed-upon deliverables for the projects and to enhance the customers' understanding of the Company's methodologies and techniques.

      Support Services. The Company offers annual maintenance contracts for an annual fee to customers who have entered into license agreements for the use of the Company's software products. The Company provides customer service and support through its internal technical support organization. Support services include the maintenance of the Company's software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel. This support includes technical support through the Company's internal customer support group via phone, fax and e-mail communications. Customers who are under an active software maintenance contract are entitled to product upgrades and enhancements, when and if released. The Company's distributors and some of its channel partners provide initial telephone support to end-users.

Sales and Marketing

      The Company sells its products through three channels: a direct sales force consisting of field and telesales representatives; a channel partner program; and international distributors and resellers. The Company has made a significant investment in sales and marketing in each of the last two years. As of February 28, 1997, the Company's sales and marketing force consisted of 52 employees.

      Direct Sales. The Company has historically relied principally on direct sales of its products. The Company has structured its domestic direct sales force in teams consisting of a field sales representative, a telesales representative and a field application engineer. As of February 28, 1997, the Company's direct sales force consisted of 27 employees. The Company has seven sales centers throughout the United States and one sales center in the United Kingdom. The Company intends to hire additional sales and support personnel to broaden its direct selling and distribution capabilities.

      Channel Partner Programs. In 1995, the Company established its Channel Partner Programs, which aim to generate revenues from alternate channels. These programs consist of four channels, Value Added Resellers (VARs), Business Integration Partners, Technology Integration Providers and Original Equipment Manufacturers (OEMs). Current partners include Andersen Consulting, EDS, Interim Technology and INTERSOLV.

      International Sales. In international markets, the Company uses distributors in twelve countries, which are supported by three members of the Company's sales organization. The Company derived approximately 8% and 7% of its total product sales from international customers in 1996 and 1995, respectively.

      In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows and telemarketing, and ongoing customer and third party communications programs. The Company also seeks to stimulate interest in computer and software quality management tools through a public relations program, speaking engagements, white papers, technical notes and other publications. The Company has established a home page on the Internet's World Wide Web, where potential customers can access information about the Company and its products.

Backlog

      The time between order and delivery of the Company's products is generally quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a backlog of unfilled orders.

Research and Development

      The Company has made substantial investments in research and product development. The Company's research and development is conducted by project teams consisting of development and quality assurance engineers and technical writers. The Company uses many of its own products in its development process. The Company organizes development and quality assurance schedules to optimize usage of automated tests by starting script development very early in the development life cycle. The Company's research and development staff originates, produces and tests many of the Company's prototype products. The research and development department consults with the Company's sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of its current customers. The Company also licenses technology from vendors to be embedded in its product for resale or to be resold as products by the Company.

      As of February 28, 1997, the Company's Research and Development Department consisted of 35 employees: 19 in research and development, 13 in quality assurance and three in documentation. The Company's annual research and development expense for 1996, 1995 and 1994 was $3.8 million, $2.3 million and $1.6 million, respectively. The Company anticipates that it will continue to commit substantial resources to research, development and quality assurance in the future. Historically, the Company has expensed its research and development costs as incurred.

      The Company recently announced its plans to develop and market a Web application testing tool to be known as Silk. Release 1.0 of this automated Web application testing product is scheduled for release in 1997.

Competition

      The market for software quality management tools is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Mercury Interactive Corporation and SQA, Inc. (recently acquired by Rational Software Corporation). In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

      The Company believes that the principal competitive factors affecting its market include product features and functionalities, such as flexibility, scalability, ease of integration, ease of implementation, ease of use, quality, performance, price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

Proprietary Technology

      The Company primarily relies upon a combination of trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights in its products. The Company has a patent which was recently awarded, but there can be no assurance that this patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. The Company believes that, due to rapid pace of technological innovation for software quality management products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

Employees

      As of February 28, 1997, the Company had 125 full-time employees, all but one of whom were based in the United States. These employees include 35 in Research and Development, 52 in Sales and Marketing, 22 in Customer Support, Training and Distribution, and 16 in Finance and Administration. The Company's employees are not represented by any collective bargaining organizations and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

      The executive officers of the Company, their ages and their positions with the Company as of December 31, 1996 are as follows:

Name                    Age  Position

Elisabeth Elterman       44  President, Chief Executive Officer and Director
J. Jeffrey Bingenheimer  53  Vice President, Chief Financial Officer, Treasurer
                             and Assistant Secretary
Brian J. LeSuer          37  Executive Vice President of Research and
                             Development
David C. Laroche         31  Chief Technical Officer

F. Kent Bradford         51  Senior Vice President of Worldwide Sales
Gareth S. Taube          47  Vice President of Marketing
Betsy R. Rudnick         46  Vice President of Human Resources and
                             Administration
Paul R. Maguire          37  Vice President of Sales
Stephen L. Adams         46  Vice President of International Sales
Michael D. Maggio        35  Vice President of Business Development

      Ms. Elterman has served as President, Chief Executive Officer and as a director of the Company since July 1995. Ms. Elterman joined the Company in April 1992 as an Executive Vice President and was promoted to Chief Operating Officer in October 1993. Ms. Elterman held a senior management position at Softbridge Microsystems, Inc., a software company, prior to joining the Company from April 1984 through April 1992.

      Mr. Bingenheimer has served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1995 and as Treasurer since February 1996. Prior to joining the Company, Mr. Bingenheimer served as Vice President--Finance and Administration and Treasurer of CenterLine Software, Inc., a software company, from April 1991 to September 1995. From April 1985 to March 1991, Mr. Bingenheimer served as Vice President--Finance and Administration, Senior Vice President of Finance and Administration and Treasurer of Index Technology Corporation, a software company.

      Mr. LeSuer joined the Company in September 1992 to establish the Training, Consulting and Quality Assurance Departments. He has served as Executive Vice President of Research and Development since November of 1995. From May 1991 to September 1992, he was a senior quality assurance engineer for Datalogix International Inc., a software company. Prior to 1991, he held various positions in quality assurance at People's Bank, the NASD and The Traveler's Insurance Companies.

      Mr. Laroche has served as the Company's Chief Technical Officer since October 1991. In March 1991, Mr. Laroche co-founded Software Quality Management to assist companies in the implementation and usage of automated testing technology. From October 1988 to March 1991, Mr. Laroche held various positions at Softbridge Microsystems, Inc., most recently as an architect of the Automated Testing Facility.

      Mr. Bradford has served as Senior Vice President of Worldwide Sales since December 1996. He served as Vice President of Sales at UniKix Technologies, a software company, from July 1994 until he joined Segue. Prior to that he consulted as Vice President of Sales and Marketing at Corex Technologies Corp., a software company, from January 1994 to June 1994. He served as Vice President of Sales at OpenBooks Software, a software company, from November 1990 to January 1994.

      Mr. Taube has served as Vice President of Marketing since November 1996. From 1994 to November 1996, he served as Vice President of Marketing and Business Development at Praxis International, a software company. From 1980 to 1994 he served as Senior Director, Director and Worldwide Sales Manager at

Digital Equipment Corporation, a computer hardware and software company.

      Ms. Rudnick has served as Vice President, Human Resources and Administration since January 1995. Prior to her full-time employment at the Company, Ms. Rudnick was a consultant to the Company. From August 1987 to January 1995, Ms. Rudnick worked as an independent consultant to several software companies in the areas of organizational development, human resource management and facilities planning and leasing.

      Mr. Maguire has served as Vice President of Sales since January 1994. From November 1992 to December 1993, Mr. Maguire was the Vice President of Sales and Marketing for Software Partners/32, a software company. From 1985 to November 1992, Mr. Maguire served as Vice President of Sales of V.I. Corporation, a software company.

      Mr. Adams joined the Company as Vice President, International Sales in March 1996. From April 1993 to March 1996, Mr. Adams was the Director of International Sales for Atria Software, Inc., a software company. From September 1988 to February 1993, Mr. Adams was a Regional Sales Manager for NeXT Computer, a software company.

      Mr. Maggio has served as Vice President of Business Development for the Company since January 1995. From June 1993 to December 1994, Mr. Maggio served as the Director, Eastern Region in the Company's sales organization. Mr. Maggio joined the Company in October 1991 and served as the Vice President of Development until June 1993. From June 1991 to October 1991, Mr. Maggio was the Manager of the User Environments Group at Honeywell Bull, a computer manufacturer. Mr. Maggio was the Principal Software Engineer and Manager at Siemens-Nixdorf Information Systems from June 1988 to June 1991.

Item 2.  Properties

      The Company's corporate headquarters are located in Newton Centre, Massachusetts, where it leases approximately 22,750 square feet under a lease that expires in November 1998. The Company's field sales and support operations occupy leased facilities in six locations throughout the United States and one location in the United Kingdom. The facility in Newton Centre is being fully utilized, and the Company is actively pursuing additional property at the current location to meet its expansion needs for the remainder of 1997.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Market Price for Common Stock

      The Company's Common Stock began trading publicly on March 28, 1996 on the National Market Tier of the NASDAQ Stock Market under the symbol: SEGU. The following table sets forth, for the period indicated, the high and low closing prices of the Common Stock as reported on the NASDAQ National Market System. These prices do not include retail markups, markdowns, or commissions.


Year Ended December 31, 1996:                        High      Low
                                                    -------  -------
First Quarter (March 28, 1996 to March 31, 1996)    $21.500  $21.000
Second Quarter                                      $39.500  $21.250
Third Quarter                                       $24.500  $ 9.875
Fourth Quarter                                      $18.250  $12.000

      On February 28, 1997, the closing price reported on the NASDAQ National Market System for the Common Stock was $11.00. The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

Holders of Record

      As of February 28, 1997, there were approximately 95 holders of record of the Company's Common Stock and 7,224,840 shares of Common Stock outstanding. The Company estimates that as of February 28, 1997, there were approximately 1,100 beneficial stockholders.

Dividend Policy

      The Company has never paid cash dividends on the Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

      The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of and for the years ended December 31, 1996, 1995 and 1994 are derived from the financial statements of the Company, included elsewhere in this Annual Report on Form 10-K that have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected financial data for the years ended December 31, 1993 and 1992 are derived from audited financial statements of the Company not included in this Annual Report on Form 10-K.

                                                                 Year ended December 31,
                                                                 ------------------------
                                                       1996      1995     1994     1993     1992
                                                       ----      ----     ----     ----     ----
Statement of Operations Data:
                                                         (in thousands, except per share data)

Revenue:
 Software                                           $12,592   $ 8,312   $4,770   $2,173   $  463
 Services                                             4,381     2,627    1,253      466       25
 Royalties                                                -       129      335      770    1,134
                                                    -------   -------   ------   ------   ------
      Total revenue                                  16,973    11,068    6,358    3,409    1,622
Cost of revenue:
 Cost of software                                       475       315      243      165        3
 Cost of services                                     1,776     1,194      601      352        -
 Cost of royalties                                        -        30       80      169      165
                                                    -------   -------   ------   ------   ------
      Total cost of revenue                           2,251     1,539      924      686      168

Gross margin                                         14,722     9,529    5,434    2,723    1,454
Operating expenses:
 Sales and marketing                                  8,500     5,378    2,546      925       21
 Research and development                             3,806     2,273    1,574    1,041    1,460
 General and administrative                           2,546     1,709    1,284      724      229
 Severance charges                                        -       449        -        -        -
                                                    -------   -------   ------   ------   ------
      Total operating expenses                       14,852     9,809    5,404    2,690    1,710

Income (loss) from operations                          (130)     (280)      30       33     (256)

Litigation settlement                                  (744)        -        -        -        -
Other income (expense), net                           1,535       (23)     (21)     (34)     (53)
                                                    -------   -------   ------   ------   ------
Income (loss) before provision for
 income taxes                                           661      (303)       9       (1)    (309)
Provision for income taxes                               20         -        -        -        -
                                                    -------   -------   ------   ------   ------
Net income (loss)                                   $   641   $  (303)  $    9   $   (1)  $ (309)
                                                    =======   =======   ======   ======   ======
Net income (loss) per common and
 common equivalent share                            $   .09   $  (.17)  $    -   $    -   $ (.24)
                                                    =======   =======   ======   =======   ======
Weighted average common and common
 equivalent shares outstanding                        7,142     1,795    4,245    1,638    1,266
                                                    =======   =======   ======   =======   ======

Balance Sheet Data:
                                                                      December 31,
                                                                      ------------
                                                       1996      1995     1994     1993     1992
                                                       ----      ----     ----     ----     ----
                                                                      (in thousands)
Cash and cash equivalents                           $ 7,112   $   442   $  711   $  218   $  768
Working capital (deficit)                            40,667       (57)   1,211      504      733
Total assets                                         47,631     4,496    3,810    1,991    1,112
Convertible debt                                          -       654      654      654      654
Total stockholders' equity                           42,707     1,305    1,546      613      305

There were no cash dividends declared per common share for any of the years shown above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's statements of operations:

                                                     Year ended December 31,
                                                     -----------------------
                                                      1996     1995     1994
                                                     -----     ----     ----
Revenue:
  Software                                            74.2%    75.1%    75.0%
  Services                                            25.8     23.7     19.7
  Royalties                                              -      1.2      5.3
                                                     -----    -----    -----
      Total revenue                                  100.0    100.0    100.0

Cost of revenue:

  Cost of software                                     2.8      2.8      3.8
  Cost of services                                    10.5     10.8      9.4
  Cost of royalties                                      -      0.3      1.3
                                                     -----    -----    -----
      Total cost of revenue                           13.3     13.9     14.5

Gross margin                                          86.7     86.1     85.5

Operating expenses:
  Sales and marketing                                 50.1     48.6     40.0
  Research and development                            22.4     20.5     24.8
  General and administrative                          15.0     15.4     20.2
  Severance charges                                      -      4.1        -
                                                     -----    -----    -----
      Total operating expenses                        87.5     88.6     85.0
                                                     -----    -----    -----

Income (loss) from operations                         (0.8)    (2.5)     0.5

Litigation settlement                                 (4.4)       -        -
Other income (expense), net                            9.1     (0.2)    (0.4)
                                                     -----    -----    -----

Income (loss) before provision for income taxes        3.9     (2.7)     0.1

Provision for income taxes                             0.1        -        -
                                                     -----    -----    -----

Net income (loss)                                      3.8%   (2.7)%     0.1%
                                                     =====    =====    =====


Revenue

Total Revenue

     Total revenue increased 53% to $17.0 million in 1996 and 74% to $11.1 million in 1995 from $6.4 million in 1994.

     Total revenue primarily consists of software and services revenue. Software revenue consists of revenue from the granting of perpetual licenses to use the Company's products. Services revenue consists of revenue from maintenance, training and consulting. Royalty revenue consists of royalties from the sale of products sold by a third party which is related to the porting business that was the focus of the Company's operations prior to 1992. Consistent with fiscal 1995, the Company sold its licenses through its direct sales force, international distributors and systems integrators.

Revenue from Software

     Software revenue increased 51% to $12.6 million in 1996 and 74% to $8.3 million in 1995 from $4.8 million in 1994. The increases in software revenue are primarily the result of increased unit shipments in each of the respective periods. The Company believes that the increased unit shipments were due to an increase in the demand for automated testing products; the introduction by the Company of new and upgraded products; increased market acceptance of the QualityWorks family of products; and expansion of the Company's sales and marketing activities.

Revenue from Services

     Services revenue increased 67% to $4.4 million in 1996 and 110% to $2.6 million in 1995 from $1.3 million in 1994. The increases in revenue from services are principally the result of increased volume of maintenance, training and consulting services, primarily due to the expansion of the installed base of users of the Company's products. Maintenance revenue increased 75% to $2.8 million in 1996 and 181% to $1.6 million in 1995 from $569,000 in 1994. Training and consulting revenue increased 60% to $1.6 million in 1996 and 46% to $1.0 million in 1995 from $684,000 in 1994.

Revenue from Royalties

     Royalty revenue totaled $335,000 in 1994 and declined to $129,000 in 1995. There were no royalties received in 1996. This royalty revenue was the result of work done by the Company for Lotus Development Corporation in 1990 and 1991. The Company received royalties from the sale of Lotus 1-2-3 on the UNIX platform. The Company does not expect to receive any royalty revenue pursuant to this arrangement in the future.

Cost of Revenue

Cost of Software

     Cost of software includes documentation reproduction costs, product packaging, product media, employment costs for distribution, amortization of purchased intellectual property costs and patent costs and royalties due to third parties for their software included in the Company's products or sold separately by the Company. These costs increased 51% to $475,000 in 1996 and 30% to $315,000 in 1995 from $243,000 in 1994. As a percentage of software revenue, cost of software was 3.8% in 1996 and 1995 and 5.1% in 1994. The increase in the absolute dollar amount of cost of software revenue in each period primarily reflects the increased volume of units sold. The reduction in cost of software revenue as a percentage of software revenue from 1994 to 1996 was due to operating efficiencies.

     The Company recently licensed technology from a vendor for its QA Performer product and is required to pay royalties to the vendor based on the net sales of QA Performer. The Company has guaranteed royalty payments of $1.0 million for 1997. Additionally, the Company must meet certain minimum royalty levels in order to maintain exclusivity. These guaranteed royalty payments may cause the cost of software to increase as a percentage of revenue.

Cost of Services

     Cost of services consists principally of employment-related costs for the Company's customer support staff, which provides services under maintenance contracts, and the Company's training and consulting staff, as well as the cost of materials and facilities used in training customers. Cost of services increased 49% to $1.8 million in 1996 and 99% to $1.2 million in 1995 from $601,000 in 1994. As a percentage of services revenue, cost of services was 41%, 45% and 48% in 1996, 1995 and 1994, respectively. Cost of services has decreased as a percentage of services revenue due to increased productivity in providing maintenance services. The Company expects to expand its customer support, training and consulting capabilities in 1997.

Cost of Royalties

     The Company contracted with third parties to assist in the work of porting the Lotus 1-2-3 spreadsheet software to the UNIX operating system. As part of those contractual relationships, the Company pays a percentage of the royalties that it receives from Lotus to the third parties. Cost of royalties was $80,000 in 1994 and decreased 63% to $30,000 in 1995. There were no royalties received from Lotus in 1996 and therefore no cost of royalties relating to this contract for 1996. The Company anticipates that the cost of these royalties, if any, in future periods will be insignificant.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related costs of Company personnel and promotional marketing programs, including advertising, brochures, direct mail programs and seminars. Sales and marketing expenses increased 58% to $8.5 million in 1996 and 111% to $5.4 million in 1995 from $2.5 million in 1994. The principal reasons for the increases in sales and marketing expenses in all periods were increases in the number of sales and marketing personnel, increases in commissions as a result of higher revenue levels and increases in promotional marketing programs. Sales and marketing expenses increased as a percentage of revenue to 50.1% and 48.6% in 1996 and 1995, respectively, as a result of significant increases in the number of sales staff hired by the Company and in the Company's promotional marketing programs. Sales and marketing expense as a percentage of revenue in 1994 totaled 40.0%. The Company intends to increase the amount of spending for sales and marketing in 1997, both internationally and domestically. This increase will be principally related to hiring additional sales and marketing personnel and increased spending on marketing programs. There can be no assurance that these increased expenditures will result in increased revenue or improvement in the effectiveness of the sales organization.

Research and Development

     Research and development expenses consist primarily of the employment-related costs for engineering and technical personnel associated with developing new products or enhancing existing products, for quality assurance personnel and for product documentation specialists to provide user product documentation and tutorials. To date, all of the Company's costs for research and development have been charged to operations as incurred since the amount of software development costs qualifying for capitalization has been insignificant.
Research and development expenses increased 67% to $3.8 million in 1996 and 44% to $2.3 million in 1995 from $1.6 million in 1994. The increases are attributable to increases in the number of research and development employees active in the development of new products and the enhancement of existing products. The Company intends to continue making significant investments in research and development to develop new products and expand the development environments on which its products are offered.

General and Administrative

     General and administrative expenses consist principally of employment-related costs for executive and administrative personnel, professional fees, consulting fees, system support costs and other general corporate expenses. General and administrative expenses increased 49% to $2.5 million in 1996 and 33% to $1.7 million in 1995 from $1.3 million in 1994. The absolute increases in all periods are attributable to increased employment of both executive and administrative personnel and increases in professional fees, system support costs and other general corporate expenses. The Company anticipates that general and administrative expenses will increase in 1997 due to the growth in management systems and administrative infrastructure.

Severance Charges

     In 1995, the Company entered into an employment separation agreement with its former Chief Executive Officer. The costs of the employment separation agreement totaled $449,000 and included severance pay and the purchase of vested options.

Litigation Settlement

     On September 30, 1996, the Company entered into a definitive agreement with a plaintiff to settle litigation brought against the Company and certain of its current and former employees. The Company recorded a charge of $744,000 in the third quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

Other Income (Expense), Net

     Other income (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. Prior to April 2, 1996, the Company generally invested in money market accounts. On April 2, 1996, the Company completed an initial public offering of common stock and received net proceeds of $39.5 million. The Company has invested, and will continue to invest, the offering proceeds primarily in U.S. Government and government agency securities, in investment-grade commercial paper and in money market accounts until such time as the proceeds are needed to fund operations. As a result of the Company's receipt and investment of the offering proceeds, other income has increased substantially over prior periods. Interest income was partially offset by interest expense related to the Company's convertible debt. As of December 31, 1996, all of the Company's convertible debt was converted into common stock of the Company.

Provision for Income Taxes

     The Company had a $20,000 provision for income taxes in 1996 and no provision for income taxes in 1995 and 1994 due to the fact that it either utilized net operating loss carryforwards or incurred net losses. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $1.9 million as well as approximately $800,000 of tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2003 through 2010 and may be subject to annual limitations as a result of changes in the Company's ownership. Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credits, as required by Statement of Financial Accounting Standards No. 109. Management has considered its history of annual and cumulative losses and recent limited quarterly periods of income and concluded, in accordance with the applicable accounting standards, that it is more likely than not that it will not generate future taxable income prior to the expiration of these items in the years 2003 through 2010. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

Net Income (Loss)

     For the year ended December 31, 1996, the Company had net income of $641,000 compared with a net loss of $303,000 for the year ended December 31, 1995 and net income of $9,000 for the year ended December 31, 1994.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments increased to $41.2 million as of December 31, 1996 from $442,000 as of December 31, 1995, primarily as a result of the funds raised in the Company's initial public offering of common stock.

     The Company generated $2.2 million and $425,000 from operations in 1996 and 1995, respectively. In 1996, funds provided by operating activities were primarily the result of net income and growth in accrued expenses and deferred revenue, partially offset by growth in accounts receivable and other current assets. In 1995, funds provided by operating activities were primarily the result of growth in accrued expenses and deferred revenue, partially offset by growth in accounts receivable.

     The Company utilized $35.5 million and $755,000 for investing activities in 1996 and 1995, respectively. The investing activities in 1996 involved the investment of the initial public offering proceeds in short-term investments, generally in U.S. Government and government agency securities, and the purchase of computer equipment, software and furniture. The investing activities in 1995 involved the purchase of computer equipment, software and furniture.

     The Company generated funds from financing activities of $40.0 million and $62,000 in 1996 and 1995, respectively. The Company generated $39.5 million from its initial public offering of common stock.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

Certain Factors Affecting Future Operating Results

     Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed below.

Short Operating History; Accumulated Deficit

     The Company was founded in 1988 to provide software porting services to independent software vendors. In 1992, the Company reorganized its business to focus on the development and marketing of automated testing software for the quality assurance market. The Company shipped its first automated testing product, QA Partner, in the quarter ended March 31, 1993. Accordingly, the Company has a limited operating history and, although the Company has experienced growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Losses have resulted in an accumulated deficit of approximately $3.1 million as of December 31, 1996. The Company had net income of $9,000 in 1994, a loss of $303,000 in 1995 and net income of $641,000 in 1996. The limited operating history of the Company makes the prediction of future results difficult and, therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability on a consistent basis.

Potential Fluctuations in Operating Results

     The Company may experience significant fluctuations in future quarterly operating results, which may be caused by many factors, including: the timing of introductions of new products or product enhancements by the Company or its competitors; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; reduction in demand for automated software testing products; changes in operating expenses; product mix; and general economic conditions. A substantial portion of the Company's operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, the Company does not typically experience order backlog. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. For these reasons, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, although the Company has not historically experienced seasonal fluctuations in its revenue or results of operations, such fluctuations are not uncommon in the software industry and may affect the Company in the future.

Dependence on Principal Product

     To date, the Company has derived substantially all of its revenues from licenses of QA Partner and related products and from fees for related services. As a result, any factors adversely affecting the sales of QA Partner, such as increased price competition or the introduction of technologically superior products, could have a material adverse effect on the Company. The Company's future financial performance will depend in significant part on its ability to develop and introduce new releases of QA Partner with enhanced features and functionalities and related products. There can be no assurance that any such new releases or products will be successfully developed or achieve market acceptance.

Emerging Market

     The market for automatic software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance as to the extent that a significant market for automated software testing products will develop or the extent to which the Company's products will be accepted in that market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software testing market will enjoy continued growth.

     The commercial market for products and services designed for use with the Internet and the Internet's World Wide Web has only recently begun to develop, and the success of the Company's products may depend, in part, on their compatibility with the Internet and the Internet's World Wide Web. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. There can be no assurance that the Company will be able to effectively adapt its products to the Internet or to successfully compete in the market for Internet-related products and services.

Management of Growth

     The Company has recently experienced a period of rapid growth, including a substantial increase in the number of orders, customers and employees. Such growth has placed, and may continue to place, strains on the Company's management, operations and systems. The Company's ability to compete effectively will depend, in part, upon its ability to expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in the Company's business. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to effectively manage such change.

Rapidly Changing Technology; New Products; Risk of Product Defects

     The market for computer software products is generally characterized by rapidly changing technology and frequent new product introductions that can render existing products obsolete or unmarketable. The Company believes that a major factor in its future success will be its ability to develop and introduce in a timely manner enhancements to its existing products and new products that will gain market acceptance. If the Company is unable to introduce new products and respond to industry changes on a timely basis, its business could be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Although the Company has not experienced material adverse effects resulting from undetected errors in the past, there can be no assurance that errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations. Further, because the Company is in the quality assurance business, any errors in its software could harm the Company's reputation in the quality assurance software market and make it more difficult for the Company to sell its products.

Competition

     The market for software quality management tools is new, intensely competitive and subject to rapid technological change. The Company expects competition to intensify in the future. The Company currently encounters direct competition from a number of public and private companies including Mercury Interactive Corporation and SQA, Inc. (recently acquired by Rational Software Corporation). Due to the expansion of the market for software quality management tools, the Company may face competition from new entrants in the software quality management industry, possibly including the Company's resellers or current customers. There can be no assurance that the Company's current and potential competitors will not develop software quality management tools that may be more effective or achieve greater market acceptance than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than the Company. The Company may also face increased competition from the recent consolidation of several companies in the automated software quality market. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

     The Company's success depends upon its ability to attract and retain highly skilled technical, managerial and sales personnel. Competition for such qualified sales, marketing and software development personnel in the computer industry in general, and the automated software testing industry in particular, is intense. Future results will depend on the Company's ability to attract and retain such personnel, and the failure to do so could have a material adverse effect on the Company's ability to develop and market competitive products and its ability to achieve projected operating results.

International Activities

     The Company derived approximately 8% of its total product sales from international customers in 1996. The international market for software products is highly competitive and the Company expects to face substantial competition in this market from established and emerging companies. Risks inherent in the Company's international business activities also include currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business could be materially adversely affected.

Development of Indirect Channels; Potential for Channel Conflict

     Although the Company has not historically sold significant amounts of its products through indirect channels, the Company intends to continue to develop channel sales as part of its growth strategy. In 1995, the Company established its Channel Partner Program. The Company licenses its products to its channel partners at a discount and such partners relicense the products to end-users. The Company's agreements with its channel partners are non-exclusive and provide the channel partners with 60-day price protection. Because the Company's channel partners generally order the Company's products after they have received purchase orders, there is no requirement that the Company repurchase any product. The Company selects its channel partners based on the partner's financial viability, product expertise and market focus. In order for the Company's strategy to broaden market penetration through its Channel Partner Program to be successful, the Company must increase its unit sales to offset the discount it is providing the channel partners. There can be no assurance that the Company will succeed in the development of these channels. Moreover, selling through indirect channels may limit the Company's contact with the end users of its products. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered and its ability to develop and maintain customer goodwill may be limited. In addition, the Company's strategy of marketing its products directly to end-users and indirectly through its channel program and through distributors may result in distribution channel conflicts. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing channel partners or distributors or adversely affect its ability to attract new channel partners and distributors. In addition, there can be no assurance that the Company's resellers will be able to effectively market the Company's products or that they will not commence the sale of competitive products. The Company recently entered an OEM arrangement with INTERSOLV whereby INTERSOLV has the right to resell QA Partner and related products to its customers. The Company has no assurance that this will be a successful sales channel for the Company's products or that it will not result in significant channel conflict.

Product Liability

     In selling its products, the Company relies primarily on "shrink wrap" licenses that contain, among other things, provisions protecting against the unauthorized use, copying and transfer of the licensed program and limiting the Company's exposure to potential product liability claims. However, these licenses are not signed by the licensees and the provisions of these licenses, including the provisions limiting the Company's exposure to product liability claims, may therefore be unenforceable under the laws of certain jurisdictions.

Intellectual Property and Proprietary Rights

     The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company has an approved patent but there can be no assurance that the patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

Stock Market Volatility

     Market prices for securities of software companies have generally been volatile. In particular, the market price of the Company's common stock has been and may continue to be subject to significant fluctuations as a result of factors affecting the computer industry or the securities markets in general. These factors include, but are not limited to, quarterly variations, announcements of technological innovations by the Company or competitors, announcements of mergers or acquisitions by the Company or competitors, changes in prices by the Company or competitors, change in product mix, and change in revenue or revenue growth rates for geographic areas or products.

Item 8.  Financial Statements and Supplementary Data

     Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 concerning the Company's executive officers is incorporated by reference to the section of Part I of this Form 10-K entitled "Item 1. Business - Executive Officers of the Registrant". The information concerning the Company's directors required by this Item 10 is incorporated by reference to the information under the heading, "Election of Directors -Information Regarding the Nominees and Executive Officers" in the Company's 1997 Proxy Statement.

Item 11.  Executive Compensation

     The information required by this Item 11 is incorporated by reference to the Company's 1997 Proxy Statement under the heading, "Compensation of Directors and Executive Officers".

Item 12.  Security Ownership of Management and Certain Beneficial Owners

      The information required by this Item 12 is incorporated by reference to the Company's 1997 Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners".

Item 13.  Certain Relationships and Related Transactions

      Not applicable.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   The following documents are filed as a part of this report:

       1. Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:


                                                                          Page
                                                                          ----
       Table of Contents                                                   F-1
       Report of Independent Accountants                                   F-2
       Balance Sheets as of December 31, 1996 and 1995                     F-3
       Statements of Operations for the Years ended December 31, 1996,
         1995 and 1994                                                     F-4
       Statements of Stockholders' Equity for the Years ended
         December 31, 1996, 1995 and 1994                                  F-5
       Statements of Cash Flows for the Years ended December 31, 1996,
         1995 and 1994                                                     F-6
       Notes to Financial Statements                                       F-7


       2. Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3. Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.


Number                            Description of Exhibits
------     ---------------------------------------------------------------------
*(3.1) Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))

*(3.2) By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))

*(4.1) Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))

*(10.1) 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

*(10.2) 1996 Employee Stock Purchase Plan

*(10.3) Preferred Stock Purchase and Sale Agreement, dated as of February 11,
        1994, by and between the Registrant and John J. Cullinane

*(10.4) Non-Qualified Stock Option Agreement, dated as of February 11, 1994, by and between the Registrant and John J. Cullinane

*(10.5) Letter Agreement, dated as of April 14, 1994, by and between the Registrant and John J. Cullinane

*(10.6) Employment Separation Agreement, dated as of June 30, 1995, by and between the Registrant and Laurence R. Kepple

*(10.7) Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))

*(10.8) Form of Indemnification Agreement to be entered into between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No. 333-1488))

*(10.9) Lease, dated as of October 19, 1995, by and between the Registrant and 1330 Centre Street Associates Limited Partnership (Exhibit 10.11 of Registration Statement on Form S-1 (File No. 333-1488))

 (11.1) Computation of Net Income (Loss) per Common and Common Equivalent Share

 (23.1) Consent of Coopers & Lybrand L.L.P.

 (27.1) Financial Data Schedule


* All exhibits with an asterisk are incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-1488), which was declared effective on March 28, 1996.

(b) Reports on Form 8-K

        On November 22, 1996, the Company filed a Report under Item 5 on
        Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1997.


                                              SEGUE SOFTWARE, INC.

                                              By:  /s/ ELISABETH ELTERMAN
                                                   -----------------------------
                                                   Elisabeth Elterman, President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ELISABETH ELTERMAN         President, Chief Executive Officer        March 28, 1997
----------------------         and Director (Principal Executive
Elisabeth Elterman             Officer)


/s/ J. JEFFREY BINGENHEIMER    Vice President and Chief Financial        March 28, 1997
---------------------------    Officer (Principal Financial Officer
J. Jeffrey Bingenheimer        and Principal Accounting Officer)


/s/ JAMES H. SIMONS            Chairman of the Board                     March 28, 1997
---------------------------
James H. Simons


/s/ LEONARD E. BAUM            Director                                  March 28, 1997
---------------------------
Leonard E. Baum


/s/ JOHN J. CULLINANE          Director                                  March 28, 1997
---------------------------
John J. Cullinane


/s/ RONALD D. FISHER           Director                                  March 28, 1997
---------------------------
Ronald D. Fisher


/s/ JOHN R. LEVINE             Director                                  March 28, 1997
---------------------------
John R. Levine


/s/ MILTON E. MOHR             Director                                  March 28, 1997
---------------------------
Milton E. Mohr


/s/ HOWARD L. MORGAN           Director                                  March 28, 1997
---------------------------
Howard L. Morgan

                             SEGUE SOFTWARE, INC.
                             FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-2

Balance Sheets as of December 31, 1996 and 1995                             F-3

Statements of Operations for the Years ended December 31, 1996, 1995
 and 1994                                                                   F-4

Statements of Stockholders' Equity for the Years ended December 1996,
 1995 and 1994                                                              F-5

Statements of Cash Flows for the Years ended December 31, 1996, 1995
 and 1994                                                                   F-6

Notes to Financial Statements                                               F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Segue Software, Inc.:

We have audited the accompanying balance sheets of Segue Software, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
January 31, 1997

                             SEGUE SOFTWARE, INC.
                                BALANCE SHEETS

                                                                          December 31,
                                                                          ------------
                                                                     1996               1995
                                                                     ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 7,111,690         $  442,191
   Short-term investments                                         34,091,859                 --
   Accounts receivable, net of allowances of
    $200,000 and $150,000                                          3,022,468          2,594,962
   Other current assets                                            1,365,135             96,165
                                                                 -----------         ----------
           Total current assets                                   45,591,152          3,133,318

Property and equipment, net                                        1,960,178          1,153,476
Intangible assets, net of accumulated amortization
   of $330,000 and $266,125                                               --             63,875
Other assets                                                          79,338            145,387
                                                                 -----------         ----------
           Total assets                                          $47,630,668         $4,496,056
                                                                 ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $   473,889         $  461,422
   Accrued compensation and benefits                                 885,154            604,000
   Accrued expenses                                                  641,737            184,446
   Deferred revenue                                                1,875,815          1,067,468
   Accrued royalties                                               1,047,098            219,274
   Convertible debt to stockholders                                       --            654,200
                                                                 -----------         ----------
           Total current liabilities                               4,923,693          3,190,810

Commitments and contingencies (Note I)

Stockholders' equity:
   Series A Preferred Stock, $.01 and no par value;
      noncumulative; 4,000,000 shares authorized;
      no and 2,291,458 shares issued and outstanding                      --          4,338,280
   Common Stock, $.01 and no par value; 30,000,000
      and 10,000,000 shares authorized; 7,195,857
      and 1,586,090 shares issued and outstanding                     71,959            727,680
   Additional paid-in capital                                     46,194,554                 --
   Unearned compensation                                            (440,171)                --
   Accumulated deficit                                            (3,119,367)        (3,760,714)
                                                                 -----------         ----------
           Total stockholders' equity                             42,706,975          1,305,246
                                                                 -----------         ----------
           Total liabilities and stockholders' equity            $47,630,668         $4,496,056
                                                                 ===========         ==========

   The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                           STATEMENTS OF OPERATIONS

                                                           Year ended December 31,
                                                           -----------------------
                                                 1996                1995               1994
                                                 ----                ----               ----
Revenue:
   Software                                  $12,591,958          $8,312,207         $4,769,519
   Services                                    4,380,909           2,626,435          1,253,363
   Royalties                                        --               129,498            334,713
                                             -----------          ----------         ----------
           Total revenue                      16,972,867          11,068,140          6,357,595
Cost of revenue:
   Cost of software                              475,192             315,111            242,742
   Cost of services                            1,775,486           1,194,129            600,628
   Cost of royalties                                --                29,502             80,050
                                             -----------          ----------         ----------
           Total cost of revenue               2,250,678           1,538,742            923,420

Gross margin                                  14,722,189           9,529,398          5,434,175
Operating expenses:
   Sales and marketing                         8,500,255           5,378,504          2,545,653
   Research and development                    3,805,723           2,272,515          1,574,465
   General and administrative                  2,546,116           1,710,233          1,284,535
   Severance charges                                --               448,500               --
                                             -----------          ----------         ----------
           Total operating expenses           14,852,094           9,809,752          5,404,653
                                             -----------          ----------         ----------

Income (loss) from operations                   (129,905)           (280,354)            29,522

Litigation settlement                           (743,819)               --                 --
Interest expense                                 (43,952)            (57,242)           (39,252)
Interest income                                1,579,023              34,432             18,365
                                             -----------          ----------         ----------
Income (loss) before provision for
  income taxes                                   661,347            (303,164)             8,635
Provision for income taxes                        20,000                --                 --
                                             -----------          ----------         ----------
Net income (loss)                            $   641,347          $ (303,164)            $8,635
                                             ===========          ==========         ==========
Net income (loss) per common and
  common equivalent share                    $       .09          $     (.17)        $     --
Weighted average common and
  common equivalent shares outstanding         7,142,000           1,795,000          4,245,000

Pro forma net income (loss) per
  common and common equivalent share         $       .09          $     (.07)        $     --

Pro forma weighted average common and
  common equivalent shares outstanding         7,142,000           4,136,000          4,245,000

The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1996, 1995 and 1994

                                                                               Additional                               Total
                                        Series A                                paid-in    Unearned     Accumulated  stockholders'
                                     Preferred Stock         Common Stock       capital   compensation    deficit       equity
                                     ---------------         ------------       -------   ------------    -------       ------
                                  Shares      Par value   Shares      Par value
                                  ------      ---------   ------      ---------
Balance at December 31, 1993      1,791,458   $3,413,562  1,527,500  $665,500                          $(3,466,185)    $612,877
  Issuance of Series A
    preferred stock, net of
    issuance costs                  500,000      924,718                                                                924,718
  Net income                                                                                                 8,635        8,635
                                 ----------   ----------  ---------  --------                          -----------  -----------
Balance at December 31, 1994      2,291,458    4,338,280  1,527,500   665,500                           (3,457,550)   1,546,230
  Issuance of common stock
    under option plan                                        58,590    62,180                                            62,180
  Net loss                                                                                                (303,164)    (303,164)
                                 ----------   ----------  ---------  --------                          -----------  -----------
Balance at December 31, 1995      2,291,458    4,338,280  1,586,090   727,680                           (3,760,714)   1,305,246
  Change in par value                         (4,315,365)            (711,819)  $5,027,184                                   --
  Issuance of common stock
    under option plan               125,000        1,250    126,609     1,266    1,016,867  $(574,700)                  444,683
  Conversion of Series A
    preferred stock to common
    stock                        (2,416,458)     (24,165) 2,416,458    24,165                                                --
  Conversion of convertible
    debt to common stock                                    654,200     6,542      647,658                              654,200
  Issuance of common stock,
    net of issuance costs                                 2,412,500    24,125   39,502,845                           39,526,970
  Amortization of unearned
    compensation                                                                              134,529                   134,529
  Net income                                                                                               641,347      641,347
                                 ----------   ----------  ---------  --------  -----------  ---------  -----------  -----------
Balance at December 31, 1996             --   $       --  7,195,857   $71,959  $46,194,554  $(440,171) $(3,119,367) $42,706,975
                                 ==========   ==========  =========  ========  ===========  =========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                          1996                 1995                     1994
                                                                          ----                 ----                     ----
Cash flows from operating activities:
   Net income (loss)                                                $    641,347             $(303,164)            $     8,635
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
           Depreciation and amortization                                 655,345               381,577                 222,837
           Loss on disposal of property and equipment                     15,968                34,568                      --
           Noncash compensation charges                                  134,529                    --                      --
           Net changes in assets and liabilities:
              Accounts receivable                                       (427,506)             (547,713)             (1,085,050)
              Other current assets                                      (368,970)              (34,297)                (13,663)
              Other assets                                                66,049               (33,592)                (13,682)
              Accounts payable                                            12,467               125,450                 149,523
              Accrued expenses, compensation and benefits                738,445               272,464                 254,537
              Accrued royalties                                          (72,176)               29,502                  80,293
              Deferred revenue                                           808,347               499,718                 400,819
                                                                    ------------             ---------             -----------
Net cash provided by operating activities                              2,203,845               424,513                   4,249
                                                                    ------------             ---------             -----------
Cash flows from investing activities:
   Additions to property and equipment                                (1,414,140)             (760,386)               (436,304)
   Proceeds from sale of property and equipment                               --                 5,000                      --
   Sales (purchases) of short-term investments                       (34,091,859)                   --                  37,546
                                                                    ------------             ---------             -----------
Net cash used in investing activities                                (35,505,999)             (755,386)               (398,758)
                                                                    ------------             ---------             -----------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock          39,526,970                    --                      --
   Net proceeds from issuance of preferred stock                              --                    --                 924,718
   Proceeds from exercise of stock options                               444,683                62,180                      --
                                                                    ------------             ---------             -----------
Net cash provided by financing activities                             39,971,653                62,180                 924,718
                                                                    ------------             ---------             -----------
Net increase (decrease) in cash and cash equivalents                   6,669,499              (268,693)                530,209
Cash and cash equivalents at beginning of year                           442,191               710,884                 180,675
                                                                    ------------             ---------             -----------
Cash and cash equivalents at end of year                            $  7,111,690             $ 442,191             $   710,884
                                                                    ============             =========             ===========
Supplemental disclosure of noncash financing transactions:
Conversion of convertible debt into common stock                    $    654,200             $      --             $        --
                                                                    ============             =========             ===========
Supplemental disclosure:
Cash paid during the year for interest                              $     38,134             $  57,242             $    39,252
                                                                    ============             =========             ===========

   The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

A.  The Company:

    The Company develops, markets and supports integrated software solutions for the automated testing and quality management of client/server software applications. The Company also provides maintenance, training and consulting services in support of its product offerings.

    The Company operates in one industry segment. No customer accounted for 10% or more of total revenue in 1996, 1995 or 1994.

B.  Summary of Significant Accounting Policies:

Revenue Recognition

    Revenue from software license fees is recognized upon shipment and receipt of a signed purchase order or contract. At the time the Company recognizes revenue from the sale of software products, collection is probable, no significant vendor obligations remain and the costs of insignificant support obligations, if any, are accrued. Maintenance revenue associated with initial product license contracts is recognized ratably over the initial term, which is generally one year. Maintenance revenue for annual contracts is deferred and recognized ratably over the term of agreement. Revenue from training and consulting services is recognized as the related services are performed. Royalty revenue is recognized based upon the sale of the related products.

    The Company typically does not grant to its customers a contractual right to return software products. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specific products. The Company also provides reserves for customer receivable balances which are considered potentially uncollectible. The Company's allowances amounted to $200,000, $150,000 and $40,000 as of December 31, 1996, 1995 and 1994, respectively. The provision charged to the statement of operations was $489,000, $249,000 and $50,000 in 1996, 1995 and 1994,
respectively, and write-offs against the allowances were $439,000, $139,000 and $25,000 in 1996, 1995 and 1994, respectively.

Deferred Revenue

    Service revenue (maintenance, training and consulting) which is not yet earned is included in deferred revenue.

                             SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Research and Development and Software Development Costs

    Research and development expenditures are charged to operations as incurred. Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Income Taxes

    The Company uses the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the differences between the tax and financial reporting basis of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are those with maturities in excess of three months but less than one year. All cash equivalents and short-term investments have been classified as available-for-sale and are reported at fair value with unrealized gains and losses included in stockholders' equity. As of December 31, 1996, unrealized gains and losses on available-for-sale securities were insignificant.

Property and Equipment

    Property and equipment are stated at cost. Expenditures for major improvements which substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is provided on a straight-line basis over the useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the remaining term of the lease.

    Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income.

                             SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Intangible Assets

    During 1993, the Company completed the acquisition of certain intellectual property rights from certain employees, principally in exchange for forgiveness of $150,000 in notes receivable and 400,000 shares of common stock. During such period, the common stock had a value of $.375 per share, as determined by the Company's Board of Directors. The intangible asset was amortized on a straight-line basis over a period of three years, its estimated useful life. As of December 31, 1996, the asset is fully amortized.

    Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles and changes in management's market emphasis.

Computation of Income (Loss) per Share

    Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. The convertible debt outstanding prior to December 31, 1996 was not considered a common stock equivalent. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 83, all common and common equivalent shares (including stock options) issued during the twelve month period prior to the initial filing date in February 1996 of the Registration Statement relating to the Company's initial public offering of common stock have been included in the calculation as if they were outstanding for all periods presented. As a result, the common equivalent shares for stock options were determined using the treasury stock method at an assumed initial public offering price.

    Net income (loss) per common share on a pro forma basis is computed in the same manner as net income (loss) per common share on a historical basis except all outstanding shares and options of the Series A preferred stock are included in the computation as if they had been converted into an equivalent number of shares of common stock even if anti-dilutive.

    Fully diluted net income (loss) per common share is the same as primary net income (loss) per common share.

                             SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk

    The Company invests its cash, cash equivalents and short-term investments primarily in U.S. Government and government agency securities, in investment-grade commercial paper and in money market accounts. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash, cash equivalents and short-term investments.

    The Company sells its products principally through a direct sales force domestically and through distributors outside of the United States to customers in a broad range of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses and such losses have been within management's expectations.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which is effective for the Company's financial statements for fiscal year 1996. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued to account for its stock-based compensation in accordance with the provisions of APB 25.

C.  Development Contracts and Royalty Arrangements:

    In 1991, the Company entered into a development agreement with Lotus Development Corporation ("Lotus") to develop and provide support for certain versions of a product. The Company in turn subcontracted certain work to a third party to assist in the development. Development was completed in 1992. The Company earns royalties on sales of the product developed under this agreement. The Company also must pay a certain percentage of the royalties received to

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

the third party who assisted with development. For the year ended December 31, 1996, there were no royalties earned pursuant to this agreement. During the years ended December 31, 1995 and 1994, the Company earned $101,000 and $249,000 respectively, pursuant to this agreement.

     In 1989, the Company entered into a development agreement with Lotus to develop a version of a product. The Company, in turn, subcontracted with another third party to assist in development. Product development was completed in 1990. The Company also earns royalties on sales of the product developed under this agreement. The Company shares these royalties equally with the third party who assisted with development. For the year ended December 31, 1996, the Company earned no royalties pursuant to this agreement. During the years ended December 31, 1995 and 1994, the Company received $29,000 and $86,000 respectively, pursuant to this agreement.

     In addition, the Company participates in other royalty arrangements with third parties.

D.   Property and Equipment:

     Property and equipment consisted of the following as of December 31:

                                    1996         1995
                                 -----------  -----------
     Computer equipment          $2,466,571   $1,313,588
     Other equipment                 66,680       52,884
     Furniture and fixtures         343,051      256,619
     Leasehold improvements          76,006       52,501
                                 ----------   ----------
                                  2,952,308    1,675,592
                                 ----------   ----------
     Accumulated depreciation
     and amortization              (992,130)    (522,116)
                                 ----------   ----------
                                 $1,960,178   $1,153,476
                                 ==========   ==========

     Depreciation and amortization of property and equipment amounted to $591,000, $258,000 and $133,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

E.   Convertible Debt to Stockholders:

     The Company's Convertible Subordinated Notes were converted into 654,200 shares of common stock during the year ended December 31, 1996 at $1.00 per share.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

F.   Stockholders' Equity:

Common Stock

     In February 1996, the Board of Directors of the Company voted for the following, which were approved by the stockholders on February 16, 1996: (i) the reincorporation of the Company from a California corporation to a Delaware corporation; (ii) an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock to 30,000,000 and 9,000,000 shares, respectively; (iii) the designation of 4,000,000 shares of such 9,000,000 shares of preferred stock as Series A preferred stock; (iv) the changing of the per share par value of the common stock and preferred stock from no par value to $.01 par value; (v) the amendment and restatement of the Company's 1989 Incentive and Non-Qualified Stock Option Plan, pursuant to which, among other things, the number of shares of common stock reserved for issuance pursuant to options granted pursuant to the plan was increased to 2,450,000 shares, the name of the plan was changed to the 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the "Option Plan"), and stock option grants to non-employee directors were authorized; and
(vi) the Employee Stock Purchase Plan, which permits eligible employees to purchase common stock of the Company up to a maximum of 100,000 shares of common stock.

     In April 1996, the Company consummated an initial public offering of 3,162,500 shares of the Company's common stock ($.01 par value) at an initial public offering price of $18.00 per share. The total shares issued pursuant to the initial public offering consisted of 2,000,000 shares sold by the Company, 750,000 shares sold by selling shareholders, and an additional 412,500 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs of $858,000, were approximately $39,500,000. Concurrent with the closing of the offering, all outstanding shares of Series A preferred stock were converted into common stock.

     In February 1994, the Company sold 500,000 shares of Series A preferred stock at a purchase price of $2.00 per share and received aggregate proceeds of $1,000,000 in cash. The Company paid $75,000 in related issuance costs. This transaction included the sale of 375,000 shares of Series A preferred stock and the issuance of a non-qualified stock option to purchase 125,000 shares of Series A preferred stock exercisable at $2.00 per share, to an investor who became a member of the Board of Directors. The option vested over three years and provided that vesting of the option may be accelerated by the Board of Directors or upon occurrence of certain events, including a public offering, merger or liquidation. This option was exercised immediately prior to the closing of the initial public offering. The Company had also entered into a consulting agreement with this member of the Board of Directors. The Company paid no amounts in 1996. In 1995 and 1994, the Company paid a total of $120,000 and $45,000, respectively.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Stock Compensation Plans

     As of December 31, 1996, the Company has two stock-based compensation plans (the "Plans"). The Company applies APB 25 in accounting for the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under those Plans consistent with the methodology of SFAS 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                            1996         1995
                                                            ----         ----
     Net income (loss)                As reported        $ 641,347    $(303,164)
                                      Pro forma          $(511,145)   $(387,221)
     Income (loss) per common
     and common equivalent share      As reported        $     .09    $    (.17)
                                      Pro forma          $    (.07)   $    (.22)

     For the years ended December 31, 1996 and 1995, total compensation cost recognized in pro forma income for stock-based employee compensation awards was $1,152,000 and $84,000, respectively.

     Since the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

Stock Option Plan

     The Option Plan provides for the grant of common stock options, for which there were 2,450,000 shares of common stock reserved as of December 31, 1996.

     Incentive stock options (ISOs) may be granted to any officer or employee of the Company. Nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company. In the case of ISOs, the exercise price shall be at least 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Options become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     The following table summarizes option activity:

                                                              Weighted
                                                               Average
                                                              Exercise
                                  Shares    Exercise Prices     Prices
                                  ------    ---------------     ------
     Outstanding at
     December 31, 1993            406,500      $1.00-$2.00      $1.14
      Granted                     667,906       1.00- 2.00       1.67
      Canceled                    (58,766)      1.00- 2.00       1.12
                                ---------
     Outstanding at
     December 31, 1994          1,015,640       1.00- 2.00       1.44
      Granted                     826,260       2.00- 3.50       2.39
      Exercised                   (58,590)      1.00- 2.00       1.06
      Canceled                   (457,032)      1.00- 3.50       1.79
                                ---------
     Outstanding at
     December 31, 1995          1,326,278       1.00- 3.50       1.93
      Granted                     833,350       9.00-35.25      15.01
      Exercised                  (126,609)      1.00- 9.00       1.54
      Canceled                   (183,230)      1.00-35.25      16.54
                                ---------
     Outstanding at
     December 31, 1996          1,849,789      $1.00-$22.25     $6.43
                                =========

     Subject to certain exceptions defined under the Option Plan, options expire 10 years from the date of grant. As of December 31, 1996, 1995 and 1994, options to purchase 627,799, 415,116 and 238,792 shares, respectively, were exercisable with a weighted average exercise price of $2.51, $1.43 and $1.05 per share, respectively. The weighted average fair value of the stock options granted during 1996 and 1995 was $7.30 and $.68 per share, respectively. The outstanding stock options as of December 31, 1996 have a weighted average remaining contractual life of 8.2 years.

     For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 5.9% and 7.1%; dividend yield of 0%; expected life of five years; and expected volatility of 47% and 0%.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan

     On February 12, 1996, the Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan, under which eligible employees may purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation. A total of 100,000 shares of the Company's common stock are reserved for issuance under the stock purchase plan, of which no shares have been issued as of December 31, 1996.

     For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following assumptions for 1996: risk-free interest rate of 5.4%; dividend yield of 0%; expected life of six months; and expected volatility of 60%.

G.   Employee Savings Plan:

     On November 1, 1990, the Company established the Segue Software, Inc. 401(k) Plan, under which all employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 1996, 1995 and 1994.

H.   Income Taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

     Deferred tax liabilities (assets) are comprised of the following as of December 31:

                                                           1996          1995
                                                           ----          ----
     Gross deferred tax assets:
        Net operating losses                          $  (664,446)  $(1,047,066)
        Research and development credits                 (763,631)     (660,611)
        Other                                            (230,557)      (80,589)
                                                      -----------   -----------
        Total                                          (1,658,634)   (1,788,266)
     Gross deferred tax liabilities:
        Depreciation                                       82,891        79,488
        Cash basis method of accounting                         -        23,498
                                                      -----------   -----------
        Total                                              82,891       102,986
     Valuation allowance                                1,575,743     1,685,280
                                                      -----------   -----------
     Net deferred tax liability (asset)               $         -   $         -
                                                      ===========   ===========

     As of December 31, 1996, the Company has net operating loss carryforwards of approximately $1,900,000 as well as approximately $800,000 of tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2003 through 2010 and may be subject to annual limitations as a result of changes in the Company's ownership. Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credits, as required by Statement of Financial Accounting Standards No. 109. Management has considered the Company's history of annual and cumulative losses and recent limited quarterly periods of income and concluded, in accordance with the applicable accounting standards, that it is more likely than not that it will not generate future taxable income prior to the expiration of these items in the years 2003 through 2010. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

     For the year ended December 31, 1996, the Company recorded a provision for income taxes of $20,000, which consists principally of alternative minimum and state income taxes. During 1996, the Company utilized approximately $1,000,000 of net operating loss carryforwards. No provision for income taxes was recorded in 1995 or 1994 as the Company either incurred net losses or utilized net operating loss carryforwards.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

I. Commitments and Contingencies:

Lease Commitments

     The Company leases facilities for its headquarters in Massachusetts under non-cancelable operating leases that expire in 1998. The Company also leases certain U.S. and foreign sales offices and certain equipment under various leases with lease terms ranging from month-to-month up to three years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases with non-cancelable terms in excess of one year are as follows as of December 31, 1996:


      1997            $389,956
      1998             426,948
      1999              25,115
      2000              18,836
                      --------
                      $860,855
                      ========

     Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $585,000, $263,000 and $214,000, respectively.

Royalty Commitments

     In November 1996, the Company entered into an agreement with a vendor whereby the vendor will license specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company is required to pay $1,000,000 in royalties by December 31, 1997. As of December 31, 1996, the Company had paid $100,000 and recorded a minimum royalty commitment of $900,000. Royalty expense is recognized based upon the sale of the related product.

J.  Line of Credit:

     In June 1995, the Company increased its demand line of credit with a bank to $1,000,000 from $750,000. Interest was charged at the bank's prime rate plus 1%. The line of credit was collateralized by all of the Company's assets and expired April 30, 1996. The line of credit was not renewed.

                              SEGUE SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

K.  Severance Charges:

    Severance charges reflect costs incurred pursuant to an employment separation agreement dated as of June 30, 1995 between the Company and its former Chief Executive Officer. Amounts totaling $84,000 and $252,000 remaining to be paid under the agreement are included in accrued compensation and benefits as of December 31, 1996 and 1995, respectively.

L.  Litigation Settlement:

    On September 30, 1996, the Company entered into a definitive agreement with a plaintiff, a software company located in Cambridge, MA, to settle litigation brought against the Company and certain of its current and former employees. The Company recorded a charge of $744,000 during the third quarter of 1996 to cover the settlement and other expenses incurred in connection therewith.