Form 10-Q
period 1997-03-31
SEGUE SOFTWARE INC
filed 1997-05-14
CIK 894572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        Commission file number: 0-27794

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

          The number of shares of Registrant's Common Stock outstanding as of May 5, 1997, was 7,269,676.

                              SEGUE SOFTWARE, INC.

                                     INDEX



                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheets
                  March 31, 1997 and December 31, 1996                2

           Statements of Operations
                  Three months ended March 31, 1997 and 1996          3

           Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996          4

           Notes to Financial Statements                              5

Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 6

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           9

Signatures                                                           10

Exhibits Index                                                       11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   March 31,     December 31,
                                                      1997           1996
                                                   ----------    -------------

ASSETS
Current assets:
   Cash and cash equivalents                         $ 6,216        $ 7,112
   Short-term investments                             34,730         34,092
   Accounts receivable, net of
    allowances of $240 and $200                        3,801          3,023
   Other current assets                                1,567          1,365
                                                     -------        -------
      Total current assets                            46,314         45,592

Property and equipment, net                            2,122          1,960
Other assets                                              75             79
                                                     -------        -------
      Total assets                                   $48,511        $47,631
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $   415        $   474
   Accrued compensation and benefits                     570            885
   Accrued expenses                                      761            642
   Deferred revenue                                    2,078          1,876
   Accrued royalties                                     947          1,047
                                                     -------        -------
      Total current liabilities                        4,771          4,924

Stockholders' equity:
   Common Stock; $.01 par value;
    30,000,000 shares authorized;
    7,264,571 and 7,195,857
    issued and outstanding                                73             72
   Additional paid-in capital                         46,492         46,194
   Unearned compensation                                (404)          (440)
   Accumulated deficit                                (2,421)        (3,119)
                                                     -------        -------
      Total stockholders' equity                      43,740         42,707
                                                     -------        -------
      Total liabilities and stockholders' equity     $48,511        $47,631
                                                     =======        =======


    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three months ended
                                                 March 31,
                                          ---------------------
                                           1997           1996
                                          ------         ------

Revenue:
 Software                                 $4,006         $2,598
 Services                                  1,395            991
                                          ------         ------
  Total revenue                            5,401          3,589

Cost of revenue:
 Cost of software                            199             76
 Cost of services                            544            336
                                          ------         ------
  Total cost of revenue                      743            412

Gross margin                               4,658          3,177

Operating expenses:
 Sales and marketing                       2,577          1,826
 Research and development                  1,089            824
 General and administrative                  780            518
                                          ------         ------
  Total operating expenses                 4,446          3,168

Income from operations                       212              9
Other income (expense), net                  534             (7)
                                          ------         ------
Income before provision for income taxes     746              2
Provision for income taxes                    48              -
                                          ------         ------
Net income                                $  698         $    2
                                          ======         ======

Net income per common and common
 equivalent share                         $  .09         $    -
                                          ======         ======

Weighted average common and common
 equivalent shares outstanding             8,084          5,123

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                             1997        1996
                                                            ------      ------
Cash flows from operating activities:
 Net income                                                $   698       $   2
 Adjustments to reconcile net income
  to net cash used by operating activities:
   Depreciation and amortization                               206         124
   Noncash compensation charges                                 36          22
   Net changes in operating assets and liabilities:
    Accounts receivable                                       (778)       (564)
    Other current assets                                      (202)       (179)
    Other assets                                                 -          (8)
    Accounts payable                                           (59)       (101)
    Accrued expenses, compensation and benefits               (296)        146
    Deferred revenue                                           202         262
                                                           -------       -----
Net cash used by operating activities                         (193)       (296)
                                                           -------       -----

Cash flows from investing activities:
 Additions to property and equipment                          (364)       (344)
 Maturities (purchases) of short-term investments, net        (638)          -
                                                           -------       -----
Net cash used by investing activities                       (1,002)       (344)
                                                           -------       -----

Cash flows from financing activities:
 Proceeds from stock options and stock purchase plan           299         264
 Expenditures for initial public offering of common stock        -         (58)
                                                           -------       -----
Net cash provided by financing
 activities                                                    299         206
                                                           -------       -----
Net decrease in cash and cash equivalents                     (896)       (434)
Cash and cash equivalents, beginning of period               7,112         442
                                                           -------       -----
Cash and cash equivalents, end of period                   $ 6,216       $   8
                                                           =======       =====

Supplemental disclosure of noncash
 financing transactions:
Conversion of convertible debt into
 common stock                                              $     -       $  31

   The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in its 1996 Annual Report on Form 10-K.

    This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.


2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                      Percentage of Revenue for
                                     Three Months Ended March 31,
                                     ----------------------------
                                          1997           1996
                                          ----           ----
Revenue:
 Software                                  74.2%         72.4%
 Services                                  25.8          27.6
                                          -----         -----
  Total revenue                           100.0         100.0

Cost of revenue:
 Cost of software                           3.7           2.1
 Cost of services                          10.1           9.3
                                          -----         -----
  Total cost of revenue                    13.8          11.4

Gross margin                               86.2          88.6

Operating expenses:
 Sales and marketing                       47.7          50.9
 Research and development                  20.2          23.0
 General and administrative                14.4          14.4
                                          -----         -----
  Total operating expenses                 82.3          88.3

Income from operations                      3.9           0.3
Other income (expense), net                 9.9          (0.2)
                                          -----         -----
Income before provision for incomes taxes  13.8           0.1
Provision for income taxes                  0.9             -
                                          -----         -----
Net income                                 12.9%          0.1%
                                          =====         =====

REVENUE

     Revenue from Software. Software revenue increased 54% to $4,006,000 during the first quarter of 1997 from $2,598,000 in the first quarter of 1996. These increases are primarily due to the continuing growth in unit shipments of QA Partner and QA Organizer. The increase in unit shipments came largely through the direct domestic channel. Revenue from the domestic indirect channels and from international distributors accounted for 8% and 10% of the product revenue in the quarter compared with 8% and 12% of product revenue in the first quarter of 1996, respectively.

     Revenue from Services. Service revenue increased 41% to $1,395,000 during the first quarter of 1997 from $991,000 in the first quarter of 1996 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Due to growth of the installed base of licenses sold, maintenance revenue increased 42% and training and consulting revenue increased 39%.

COST OF REVENUE

     Cost of Software. Cost of software increased to $199,000 during the first quarter of 1997 from $76,000 in the first quarter of 1996. As a percent of software license revenue, costs in the current quarter increased to 5.0% of revenue from 2.9% of revenue in the corresponding prior year period. This increase is largely attributable to the increase in the number of distribution and operations employees.

     Cost of Services. Cost of services increased 62% to $544,000 during the first quarter of 1997 from $336,000 in the first quarter of 1996. As a percent of service revenue, costs in the current quarter increased to 39% from 34% in the corresponding prior year period. The increase in the current quarter over the prior year is largely the result of the increase in the number of employees in the training and consulting organization.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 41% to $2,577,000 during the first quarter of 1997 from $1,826,000 in the first quarter of 1996. These increases are largely due to an increased investment in marketing programs, sales commissions related to the increase in revenue and additional sales and marketing personnel to support the growth of the business. The total number of employees in sales and marketing totaled 52 as of March 31, 1997. This is an increase of 11 employees over the same period last year.

     Research and Development. Research and development expenses increased 32% to $1,089,000 during the first quarter of 1997 from $824,000 in the first quarter of 1996. This increase is largely due to the growth of the research and development staff in order to continue to enhance the Company's products and develop new products. The staff grew to 39 employees as of March 31, 1997 from 28 employees as of March 31, 1996. To date, all of the Company's costs for research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

     General and Administrative. General and administrative expenses increased 51% to $780,000 during the first quarter of 1997 from $518,000 in the first quarter of 1996. This increase is largely attributable to the increase in the general and administrative staff, professional fees and the reserve for bad debts. The increase in the reserve for bad debts is related to the increased volume of revenues during this period.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. The $541,000 increase to $534,000 resulted primarily from interest income related to the $39.5 million net proceeds received from the initial public offering of common stock which was consummated on April 2, 1996. The Company invests primarily in U.S. Government and government agency securities, in investment-grade commercial paper and in money market accounts until such time as the proceeds are needed to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for state income taxes of $48,000 for the first quarter of 1997, but no provision for federal income taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased from $41,204,000 at December 31, 1996 to $40,946,000 at March 31, 1997 primarily as a result of the growth in accounts receivable and the purchase of computers, software and furniture for use by employees.

     In the first three months of 1997, the Company used $193,000 for operating activities, resulting from the growth in accounts receivable and other current assets and the decrease in accrued compensation and benefits.

     The Company utilized $1,002,000 for investing activities in the first three months of 1997 as a result of the continued investment of the initial public offering proceeds in short-term investments and of capital expenditures to provide computers, software and furniture for use by employees.

     The Company generated funds from financing activities of $299,000 in the first three months of 1997, related to the exercise of stock options and issuance of stock pursuant to the stock purchase plan.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, and No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure, which are effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 129 addresses specific disclosures about an entity's capital structure. SFAS 128 and SFAS 129 will be adopted by the Company in the fourth quarter of 1997.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal product, QA Partner; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products; risks related to the management of the Company's growth; risks related to the development of the Company's sales and marketing strategy; the Company's ability to attract, train and retain qualified personnel; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, a significant portion of the Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:
               10.1  Segue Software, Inc. Special Termination and Vesting Plan
               11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months ended March 31, 1997 and 1996.
               27.1  Financial Data Schedule
       (b)     Reports on Form 8-K:
               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997


                                         SEGUE SOFTWARE, INC.



                                         /s/ ELISABETH ELTERMAN
                                         ----------------------
                                         President and Chief Executive Officer



                                         /s/ J. JEFFREY BINGENHEIMER
                                         ---------------------------
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                               INDEX TO EXHIBITS

Exhibit
No.       Description
---       -----------
10.1      Segue Software, Inc. Special Termination and Vesting Plan
11.1 Computation of primary and fully-diluted net income (loss) per common share for the three months ended March 31, 1997 and March 31, 1996
27.1      Financial Data Schedule

                                                                    EXHIBIT 10.1
                              SEGUE SOFTWARE, INC.
                      SPECIAL TERMINATION AND VESTING PLAN


     1. Executives Covered. This Special Termination and Vesting Plan (the "Plan") shall apply to all executive employees with the title of President, Chief Executive Officer, Chief Financial Officer, Chief Technical Officer, Senior Vice President and Executive Vice President (each, a "Covered Executive;" collectively, the "Covered Executives") of Segue Software, Inc. (the "Company") or any of its subsidiaries or affiliates.

     2. Certain Definitions. For purposes of this Plan, the following terms shall have the following meanings:

          (a) Change in Control. A "Change in Control" shall mean the occurrence of any one of the following events:

              (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Act") (other than the Company, any of its subsidiaries, any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company, or any of its subsidiaries), together with all "affiliates" and "associates" (as such terms are defined in Rule 12b-2 under the Act) of such person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 50% or more of the then outstanding shares of Common Stock of the Company (the "Stock") (other than as a result of an acquisition of securities directly from the Company); or

              (ii) persons who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the date hereof whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Plan, be considered an Incumbent Director; or

              (iii) the stockholders of the Company shall approve (A) any consolidation or merger of the Company or any subsidiary of the Company where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, shares representing in the aggregate 50% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or (C) any plan or proposal for the liquidation or dissolution of the Company.

          Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of the foregoing clause (i) solely as the result of an acquisition of securities by the Company which, by reducing the number of shares of Stock outstanding, increases the proportionate number of shares of Stock beneficially owned by any person to 50% or more of the shares of Stock then outstanding; provided, however, that if any such person shall thereafter become the beneficial owner of any additional shares of Stock (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change in Control" shall be deemed to have occurred for purposes of the foregoing clause (i).

          (b) Terminating Event. A "Terminating Event" shall mean any of the following events:

              (i) termination by the Company of the employment of the Covered Executive with the Company for any reason other than for Cause or the death of the Covered Executive. "Cause" shall mean, and shall be limited to, the occurrence of any one or more of the following events:

                    (A) a willful act of dishonesty by the Covered Executive
               with respect to any matter involving the Company or any subsidiary or affiliate; or

                    (B) conviction of the Covered Executive of a crime involving moral turpitude; or

                    (C) the deliberate or willful failure by the Covered
               Executive (other than by reason of the Covered Executive's physical or mental illness, incapacity or disability) to substantially perform the Covered Executive's duties with the Company and the continuation of such failure for a period of 30 days after delivery by the Company to the Covered Executive of written notice specifying the scope and nature of such failure and its intention to terminate the Covered Executive for Cause.

               A Terminating Event shall not be deemed to have occurred pursuant to this Section 2(b)(i) solely as a result of the Covered Executive being an employee of any direct or indirect successor to the business or assets of the Company, rather than continuing as an employee of the Company following a Change in Control. For purposes of clauses (A) and (C) of this Section 2(b)(i), no act, or failure to act, on the Covered Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Covered Executive without reasonable belief that the Covered Executive's act, or failure to act, was in the best interest of the Company and its subsidiaries and affiliates; or

              (ii) termination by the Covered Executive of the Covered Executive's employment with the Company for Good Reason. "Good Reason" shall mean the occurrence of any of the following events:

                    (A) a substantial adverse change, not consented to by the
               Covered Executive, in the nature or scope of the Covered Executive's responsibilities, authorities, powers, functions, or duties from the responsibilities, authorities, powers, functions, or duties exercised by the Covered Executive immediately prior to the Change in Control; or

                    (B) a reduction in the Covered Executive's annual base
               salary as in effect on the date of adoption of this Plan or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all or substantially all management employees; or

                    (C) the relocation of the Company's offices at which the
               Covered Executive is principally employed immediately prior to the date of a Change in Control to a location more than fifty
               (50) miles from such offices, or the requirement by the Company for the Covered Executive to be based anywhere other than the Company's offices at such location, except for required travel on the Company's business to an extent substantially consistent with the Covered Executive's business travel obligations immediately prior to the Change in Control; or

                    (D) the failure by the Company to pay to the Covered
               Executive any portion of his compensation or to pay to the Covered Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company within fifteen (15) days of the date such compensation is due without prior written consent of the Covered Executive; or

                    (E) the failure by the Company to obtain an effective
               agreement from any successor to assume and agree to perform this Agreement.

     Any termination by the Covered Executive of such Covered Executive's employment with the Company for any reason other than Good Reason shall not be deemed to be a Terminating Event hereunder.

     3. Special Termination Benefits. Subject to the provisions of Section 4 below, in the event that a Terminating Event occurs with respect to a Covered Executive within one (1) year after a Change in Control, such Covered Executive shall be provided with the following Special Termination Benefits:

          (a) the Company shall pay to the Covered Executive an amount equal to the base salary received by the Covered Executive in the calendar year immediately prior to the Change in Control, determined prior to any reductions for pre-tax contributions to a cash or deferred arrangement or a cafeteria plan. Said amount shall be paid in periodic installments in accordance with the Company's usual practice for its senior executives;

          (b) the Company shall continue to provide health, dental, long-term disability, and life insurance benefits to the Covered Executive, on the same terms and conditions as though the Covered Executive had remained an active employee, for a period of twelve (12) months; and

          (c) the Company shall provide COBRA benefits to the Covered Executive following the end of the period referred to in Section 3(b) above, such benefits to be determined as though employment had terminated at the end of such period.

     4. Adjustments in Special Termination Benefits. The Special Termination Benefits payable pursuant to Section 3 above shall be adjusted as follows:

          (a) All payments shall be reduced by the amount of any severance pay benefits payable to any officer under any employment, change in control or special termination agreement or severance pay benefits or notice pay to any employee under any "tin parachute," WARN, or similar law.

          (b) In the event that the Special Termination Benefits payable to any Covered Executive pursuant to this Plan, together with any payments to or for the benefit of the Covered Executive under any other agreement or plan pursuant to which the Covered Executive is entitled to receive payments or benefits, in the aggregate exceeds the amount that may be deducted by the entity making the payment by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended, the amount of the Special Termination Benefits shall be reduced to the maximum which may be deducted by such entity.

          (c) All payments will be subject to usual and customary tax withholding.

          (d) Notwithstanding anything to the contrary contained herein, the Special Termination Benefits payable pursuant to Section 3 above shall be subject to the Covered Executive's continued compliance with any non-compete, confidentiality or other obligations of such Covered Executive pursuant to any written agreement between the Company and the Covered Executive.

     5. Vesting of Options. In the event that a Terminating Event occurs with respect to a Covered Executive within one (1) year after a Change in Control, notwithstanding anything to the contrary contained in the Company's Amended and Restated Incentive and Non-qualified Stock Option Plan (as amended from time to time, the "Option Plan"), any option agreement granted under the Option Plan or any other agreement between the Company and a Covered Executive pursuant to which options to purchase shares of Stock of the Company have been or are granted (including, without limitation, the definition of "cause" contained therein), upon such Terminating Event, all outstanding options held by such Covered Executive, whether or not previously exercisable by such Covered Executive, shall become exercisable by the Covered Executive.

     6. Enforceability. If any portion or provision of this Plan shall to any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Plan, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Plan shall be valid and enforceable to the fullest extent permitted by law.

     7. Effect on Other Plans. Nothing in this Plan shall be construed to limit the rights of the Covered Executive under the Company's benefit plans, programs or policies except as otherwise provided in Section 3 hereof, and except that the Covered Executive shall have no rights to any severance benefits under any severance pay plan.

     8. Obligations of Successors. In addition to any obligations imposed by law upon any successor to the Company, the Company will use its best efforts to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to expressly assume and agree to perform this Plan in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

     9. Amendment or Termination of Plan. The Company may amend or terminate this Plan at any time or from time to time; provided, however, that no such amendment or termination shall, without the written consent of the Covered Executives, in any material adverse way affect the rights of a Covered Executive with respect to benefits earned prior to the date of amendment or termination.

     10. No Contract for Continuing Services. This Plan shall not be construed as creating any contract for continued services between the Company and any Covered Executive and nothing herein contained shall give any Covered Executive the right to be retained as an employee of the Company.

     11. Governing Law. This Plan shall be construed, administered, and enforced in accordance with the laws of the Commonwealth of Massachusetts.


Adopted:  February 5, 1997