Form 10-Q
period 1997-06-30
SEGUE SOFTWARE INC
filed 1997-08-13
CIK 894572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

          The number of shares of Registrant's Common Stock outstanding as of August 1, 1997, was 7,351,510.

                              SEGUE SOFTWARE, INC.

                                     INDEX


                                                                  Page No.
                                                                  --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
             June 30, 1997 and December 31, 1996                      2

         Statements of Operations
             Three and six months ended June 30, 1997 and 1996        3

         Statements of Cash Flows
             Six months ended June 30, 1997 and 1996                  4

         Notes to Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         12

Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                           13

Exhibits Index                                                       14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              SEGUE SOFTWARE, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   June 30,   December 31,
                                                                                     1997         1996
                                                                                   ---------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 7,433        $ 7,112
   Short-term investments                                                            33,159         34,092
   Accounts receivable, net of allowances of $240 and $200                            4,196          3,023
   Other current assets                                                               1,982          1,365
                                                                                    -------        -------
      Total current assets                                                           46,770         45,592

Property and equipment, net                                                           2,514          1,960
Other assets                                                                             71             79
                                                                                    -------        -------
      Total assets                                                                  $49,355        $47,631
                                                                                    =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   683        $   474
   Accrued compensation and benefits                                                    670            885
   Accrued expenses                                                                     736            642
   Deferred revenue                                                                   2,246          1,876
   Accrued royalties                                                                    947          1,047
                                                                                    -------        -------
      Total current liabilities                                                       5,282          4,924

Stockholders' equity:
   Common Stock; $.01 par value;
    30,000,000 shares authorized;
    7,350,310 and 7,195,857 issued
    and outstanding                                                                      74             72
   Additional paid-in capital                                                        46,657         46,194
   Unearned compensation                                                               (368)          (440)
   Accumulated deficit                                                               (2,290)        (3,119)
                                                                                    -------        -------
      Total stockholders' equity                                                     44,073         42,707
                                                                                    -------        -------
      Total liabilities and stockholders' equity                                    $49,355        $47,631
                                                                                    =======        =======

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended              Six months ended
                                                          June 30,                      June 30,
                                                    ------------------             ------------------
                                                     1997        1996                1997       1996
                                                     ----        ----                ----       ----
Revenue:
   Software                                      $  3,864    $  2,511            $  7,870   $  5,109
   Services                                         1,488       1,031               2,883      2,022
                                                 --------    --------            --------   --------
      Total revenue                                 5,352       3,542              10,753      7,131

Cost of revenue:
   Cost of software                                   188          80                 387        156
   Cost of services                                   677         504               1,221        840
                                                 --------    --------            --------   --------
      Total cost of revenue                           865         584               1,608        996

Gross margin                                        4,487       2,958               9,145      6,135

Operating expenses:
   Sales and marketing                              2,823       1,970               5,400      3,796
   Research and development                         1,288         932               2,377      1,756
   General and administrative                         783         587               1,563      1,105
                                                 --------    --------            --------   --------
      Total operating expenses                      4,894       3,489               9,340      6,657
                                                 --------    --------            --------   --------

Loss from operations                                 (407)       (531)               (195)      (522)
Other income, net                                     546         502               1,080        495
                                                 --------    --------            --------   --------
Income (loss) before provision for
   income taxes                                       139         (29)                885        (27)
Provision for income taxes                              8           -                  56          -
                                                 --------    --------            --------   --------
Net income (loss)                                $    131    $    (29)           $    829   $    (27)
                                                 ========    ========            ========   ========

Net income (loss) per common and
   common equivalent share                       $    .02    $      -/(1)/       $    .10   $   (.01)/(1)/
                                                 ========    ========            ========   ========

Weighted average common and
   common equivalent shares outstanding             7,883       6,426/(1)/          7,996      5,326/(1)/

(1) Presented on a pro forma basis giving effect to the conversion of all outstanding shares of preferred stock.

    The accompanying notes are an integral part of the financial statements.

                              SEGUE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Six months ended
                                                                         June 30,
                                                                  -------------------
                                                                   1997         1996
                                                                  ------       ------
Cash flows from operating activities:
 Net income (loss)                                                 $   829   $    (27)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     459        279
     Noncash compensation charges                                       72         59
     Net changes in operating assets and liabilities:
       Accounts receivable                                          (1,173)      (522)
       Other current assets                                           (617)      (219)
       Other assets                                                     (1)       (11)
       Accounts payable                                                209        184
       Accrued expenses, compensation and benefits                    (121)       210
       Accrued royalties                                              (100)       (72)
       Deferred revenue                                                370        367
                                                                   -------   --------
Net cash provided by (used in) operating activities                    (73)       248
                                                                   -------   --------
Cash flows from investing activities:
 Additions to property and equipment                                (1,004)      (834)
 Maturities (purchases) of short-term investments, net                 933    (22,484)
                                                                   -------   --------
Net cash used in investing activities                                  (71)   (23,318)
                                                                   -------   --------
Cash flows from financing activities:
 Proceeds from stock options and stock purchase plan                   465        297
 Net proceeds from initial public offering of common stock               -     39,674
                                                                   -------   --------
Net cash provided by financing activities                              465     39,971
                                                                   -------   --------
Net increase in cash and cash equivalents                              321     16,901
Cash and cash equivalents, beginning of period                       7,112        442
                                                                   -------   --------
Cash and cash equivalents, end of period                           $ 7,433   $ 17,343
                                                                   =======   ========
Supplemental disclosure of noncash financing transactions:
Conversion of convertible debt into common stock                   $     -   $     80

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

On a historical basis, net income (loss) per common and common equivalent share is as follows:

                                                  Three months ended       Six months ended
                                                        June 30                June 30
                                                  ------------------       ----------------
                                                   1997        1996        1997        1996
                                                   ----        ----        ----        ----
Primary:
Net income (loss) per common and common
 equivalent share                               $      .02  $        -  $      .10  $     (.01)

Weighted average common and common
 equivalent shares outstanding
                                                 7,883,000   6,373,000   7,996,000   4,091,000

Fully diluted:
Net income (loss) per common and common
 equivalent share                               $      .02  $        -  $      .10  $     (.01)

Weighted average common and common
 equivalent shares outstanding                   8,182,000   6,373,000   8,170,000   4,091,000

Net income (loss) per common share on a pro forma basis is computed in the same manner as net income (loss) per common share on a historical basis except all outstanding shares of the Series A Preferred Stock are included in the computation as if they had been converted into an equivalent number of shares of common stock even if anti-dilutive.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 128 will be adopted by the Company in the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                           Percentage of Revenue for    Percentage of Revenue for
                                          Three months ended June 30,   Six months ended June 30,
                                          ----------------------------  --------------------------
                                             1997            1996         1997            1996
                                             ----            ----         ----            ----
Revenue:
   Software                                 72.2%           70.9%           73.2%          71.6%
   Services                                 27.8            29.1            26.8           28.4
                                           -----           -----           -----          -----
      Total revenue                        100.0           100.0           100.0          100.0

Cost of revenue:
   Cost of software                          3.5             2.3             3.6            2.2
   Cost of services                         12.7            14.2            11.4           11.8
                                           -----           -----           -----          -----
      Total cost of revenue                 16.2            16.5            15.0           14.0

Gross margin                                83.8            83.5            85.0           86.0

Operating expenses:
   Sales and marketing                      52.7            55.6            50.2           53.2
   Research and development                 24.1            26.3            22.1           24.6
   General and administrative               14.6            16.6            14.5           15.5
                                           -----           -----           -----          -----
      Total operating expenses              91.4            98.5            86.8           93.3

Loss from operations                        (7.6)          (15.0)           (1.8)          (7.3)
Other income, net                           10.2            14.2            10.0            6.9
                                           -----           -----           -----          -----
Income (loss) before provision for
 income taxes                                2.6             (.8)            8.2            (.4)

Provision for income taxes                    .1               -              .5              -
                                           -----           -----           -----          -----
Net income (loss)                            2.5%            (.8)%           7.7%           (.4)%
                                           =====           =====           =====          =====

REVENUE

     Revenue from Software. Software revenue increased 54% to $3,864,000 during the second quarter of 1997 from $2,511,000 in the second quarter of 1996. For the six month period ended June 30, 1997, software revenue increased 54% to $7,870,000 from $5,109,000 for the first six months of 1996. These increases are primarily due to the continuing growth in unit shipments of QA Partner and QA Organizer resulting from the continuing adoption of automated testing tools by customers testing distributed client/server systems. The increase in revenue in the second quarter was also due to the introduction of the Company's Web application testing tool, SilkTest, in late May 1997. The increase in unit shipments came largely through the direct domestic channel. Revenue from the domestic indirect channels and from international distributors accounted for 10% and 11% of the product revenue in the quarter, respectively, compared with 5% and 11% of product revenue in the second quarter of 1996, respectively. The increase in revenue from domestic indirect channels in the second quarter is largely attributable to revenue from one of the Company's OEMs. The relationship was established in the fourth quarter of 1996. For the six months ended June 30, 1997, revenue from the Company's domestic indirect channel and from the Company's international distributors accounted for 9% and 10%, respectively. In the comparable six month period of 1996, those channels accounted for 6% and 12% of revenue, respectively.

     Revenue from Services. Service revenue increased 44% to $1,488,000 during the second quarter of 1997 from $1,031,000 in the second quarter of 1996 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Due to growth of the installed base of licenses sold, training and consulting revenue increased 22% and maintenance revenue increased 58%. For the six month period ended June 30, 1997, service revenue increased 43% to $2,883,000 from $2,022,000 for the first six months of 1996. For the six month period ended June 30, 1997, training and consulting revenue increased 30%, while maintenance revenue increased 50% over the comparable period in 1996. These increases were also driven largely by an increase in software licenses sold.

COST OF REVENUE

     Cost of Software. Cost of software increased 135% to $188,000 during the second quarter of 1997 from $80,000 in the second quarter of 1996. For the six month period ended June 30, 1997, cost of software increased 148% to $387,000 from $156,000 for the six month period ended June 30, 1996. As a percent of software license revenue, costs in the current quarter increased to 4.9% of revenue from 3.2% of revenue in the corresponding prior year period. For the six month period ended June 30, 1997, cost of software as a percent of software license revenue increased to 4.9% from 3.1% of software license revenue for the six months ended June 30, 1996. This increase is largely attributable to the increase in the number of distribution and operations employees as well as royalties payable to third parties based on sales of QA Radar and QA Performer. The Company licenses certain technology for its QA Performer product from a third party and has committed to guaranteed royalties of $1,200,000 through March of 1998. To the extent that future revenue from this product does not support these guaranteed royalties, the Company will have to increase amortization of the unearned royalties. Such amortization could impact the cost of software as a percent of revenue over such amortization period. These two products were not available for sale until the fourth quarter of 1996.

     Cost of Services. Cost of services increased 34% to $677,000 during the second quarter of 1997 from $504,000 in the second quarter of 1996. For the six month period ended June 30, 1997, cost of services increased 45% to $1,221,000 from $840,000 for the six months ended June 30, 1996. As a percent of services revenue, costs in the current quarter decreased to 46% from 49% in the corresponding prior year period. For the six month periods ended June 30, 1997 and 1996, cost of services as a percent of services revenue was 42%. The increases, in absolute dollars, in the current quarter over the prior year and for the six months over the comparable six month period in the prior year are largely the result of the increase in the number of employees in the training and consulting organization and the technical services department.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 43% to $2,823,000 during the second quarter of 1997 from $1,970,000 in the second quarter of 1996. For the six months ended June 30, 1997, sales and marketing expenses increased 42% to $5,400,000 from $3,796,000 for the first six months of 1996. These increases are largely due to an increased investment in marketing programs, sales commissions related to the increase in revenue and additional sales and marketing personnel to support the growth of the business. The total number of employees in sales and marketing totaled 59 as of June 30, 1997. This is an increase of 15 employees over the same period last year. Subsequent to the end of the quarter, the Company's Senior Vice President of Worldwide Sales resigned and the Company's Chief Executive Officer and Senior Vice President of Marketing have assumed the management of the sales organization. The Company is currently recruiting for a Senior Vice President of Worldwide Sales.

     Research and Development. Research and development expenses increased 38% to $1,288,000 during the second quarter of 1997 from $932,000 in the second quarter of 1996. For the six months ended June 30, 1997, research and development expenses increased 35% to $2,377,000 from $1,756,000 for the first six months of 1996. This increase is largely due to the growth of the research and development staff in order to continue to enhance the Company's products, including QA Partner and QA Organizer, to develop new products such as QA Radar and SilkTest and to expand the number of development environments supported by the Company's products. The staff grew to 46 employees as of June 30, 1997 from 35 employees as of June 30, 1996. To date, all of the Company's costs for research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

     General and Administrative. General and administrative expenses increased 33% to $783,000 during the second quarter of 1997 from $587,000 in the second quarter of 1996. For the six months ended June 30, 1997, general and administrative expenses increased 41% to $1,563,000 from $1,105,000 for the first six months of 1996. This increase is largely attributable to the increase in the general and administrative staff, professional fees and the reserve for bad debts. The staff growth has occurred in finance, MIS and human resources and has been necessary to support the growth of the Company. The increase in the reserve for bad debts is related to the increased volume of revenues during this period.

OTHER INCOME, NET

     Other income, net is comprised primarily of interest income from cash, cash equivalents and short-term investments. For the six months ended June 30, 1997, other income increased $585,000 to $1,080,000 from $495,000 for the six month period in 1996. This increase resulted primarily from interest income related to the $39.7 million net proceeds received from the initial public offering of common stock which was consummated on April 2, 1996. The Company invests primarily in U.S. Government and government agency securities, in investment-grade commercial paper and in money market accounts until such time as the proceeds are needed to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for state income taxes of $8,000 for the second quarter of 1997 and a total of $56,000 for the six month period ended June 30, 1997, but there was no provision for federal income taxes due to utilization of net operating loss carryforwards. For the three and six months ended June 30, 1996, the Company recorded no provision for income taxes due to the fact that it incurred net losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased from $41,204,000 at December 31, 1996 to $40,592,000 at June 30, 1997 primarily as a result of the growth in accounts receivable and other current assets and the purchase of computers, software and furniture for use by employees.

In the first six months of 1997, the Company used $73,000 for operating activities, resulting from the growth in accounts receivable and other current assets, largely offset by net income.

The Company utilized $71,000 for investing activities in the first six months of 1997 as a result of capital expenditures to provide computers, software and furniture for use by employees, largely offset by maturities of short-term investments.

The Company generated funds from financing activities of $465,000 in the first six months of 1997, related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 addresses the computation, presentation and disclosure requirements associated with earnings per share. SFAS 128 will be adopted by the Company in the fourth quarter of 1997.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal product, QA Partner; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; market acceptance of new and enhanced products such as Silk Test, the Company's new Web application testing tool, and QA Performer, the Company's load testing product; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products (including development by third party OEMs or contractors); risks related to the management of the Company's growth; risks related to the development of the Company's sales and marketing strategy; the Company's ability to attract, train and retain qualified personnel, including qualified sales management and sales representatives; the Company's ability to implement effective sales programs; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, a significant portion of the Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 2, 1997, the following individuals were elected to the Board of Directors:

                                     Votes For       Votes Withheld
                                     ---------       --------------
         James H. Simons             4,875,658           325,350
         Elisabeth Elterman          4,875,658           325,350
         Leonard E. Baum             4,875,658           325,350
         John J. Cullinane           4,875,658           325,350
         Ronald D. Fisher            4,875,658           325,350
         John R. Levine              4,875,658           325,350
         Milton E. Mohr              4,875,658           325,350
         Howard L. Morgan            4,875,658           325,350


The following proposals were approved at the Company's Annual Meeting:

                                             Votes          Votes        Votes
                                              For          Against      Withheld
                                             -----         -------      --------
  1. Amendment of the Company's
     Amended and Restated Incentive
     and Non-Qualified Stock Option
     Plan, increasing the maximum
     number of shares of common
     stock available for issuance
     by 550,000.                           2,319,044      876,509         7,220

  2. Ratify the appointment of Coopers
     & Lybrand L.L.P. as independent
     public accountants for the fiscal
     year ending December 31, 1997.        5,189,141       14,852         3,209


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              11.1 Computation of primary and fully diluted net income (loss) per common share for the three and six months ended
                    June 30, 1997 and 1996

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K:
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1997


                                    SEGUE SOFTWARE, INC.



                                    /s/ ELISABETH ELTERMAN
                                    ----------------------
                                    President and Chief Executive Officer



                                    /s/ J. JEFFREY BINGENHEIMER
                                    ---------------------------
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
No.       Description
---       -----------
11.1 Computation of primary and fully diluted net income (loss) per common share for the three and six months ended June 30, 1997 and 1996
27.1      Financial Data Schedule