Form 10-Q
period 1997-09-30
SEGUE SOFTWARE INC
filed 1997-11-06
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     YES [X]      NO [_]

     The number of shares of Registrant's Common Stock outstanding as of November 3, 1997 was 7,434,869.

                             SEGUE SOFTWARE, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets
              September 30, 1997 and December 31, 1996                      2

          Statements of Operations
              Three and nine months ended September 30, 1997 and 1996       3

          Statements of Cash Flows
              Nine months ended September 30, 1997 and 1996                 4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

Exhibits Index                                                             15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                                BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                           1997                  1996
                                                                      -------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $16,851               $ 7,112
   Short-term investments                                                 23,905                34,092
   Accounts receivable, net of allowances of $295 and $200                 3,453                 3,023
   Other current assets                                                    1,613                 1,365
                                                                         -------               -------
      Total current assets                                                45,822                45,592

Property and equipment, net                                                2,312                 1,960
Other assets                                                                 310                    79
                                                                         -------               -------
      Total assets                                                       $48,444               $47,631
                                                                         =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   294               $   474
   Accrued compensation and benefits                                         762                   885
   Accrued expenses                                                          828                   642
   Deferred revenue                                                        2,171                 1,876
   Accrued royalties                                                         667                 1,047
                                                                         -------               -------
      Total current liabilities                                            4,722                 4,924

Stockholders' equity:
   Common Stock; $.01 par value; 30,000,000 shares
      authorized; 7,409,769 and 7,195,857 issued and outstanding              74                    72
   Additional paid-in capital                                             46,855                46,194
   Unearned compensation                                                    (332)                 (440)
   Accumulated deficit                                                    (2,875)               (3,119)
                                                                         -------               -------
      Total stockholders' equity                                          43,722                42,707
                                                                         -------               -------
      Total liabilities and stockholders' equity                         $48,444               $47,631
                                                                         =======               =======


   The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three months ended             Nine months ended
                                                        September 30,                 September 30,
                                                    --------------------           --------------------
                                                     1997           1996           1997            1996
                                                     ----           ----           ----            ----
Revenue:
   Software                                       $ 3,436       $  3,075        $11,306        $  8,184
   Services                                         1,601          1,142          4,484           3,164
                                                  -------       --------        -------        --------
      Total revenue                                 5,037          4,217         15,790          11,348

Cost of revenue:
   Cost of software                                   392             75            779             231
   Cost of services                                   705            453          1,926           1,294
                                                  -------       --------        -------        --------
      Total cost of revenue                         1,097            528          2,705           1,525

Gross margin                                        3,940          3,689         13,085           9,823

Operating expenses:
   Sales and marketing                              3,006          1,884          8,406           5,679
   Research and development                         1,288            987          3,665           2,744
   General and administrative                         781            680          2,344           1,785
                                                  -------       --------        -------        --------
      Total operating expenses                      5,075          3,551         14,415          10,208
                                                  -------       --------        -------        --------

Income (loss) from operations                      (1,135)           138         (1,330)           (385)
Litigation settlement                                   -           (744)             -            (744)
Other income, net                                     550            520          1,630           1,015
                                                  -------       --------        -------        --------
Income (loss) before provision for
   income taxes                                      (585)           (86)           300            (114)
Provision for income taxes                              -              -             56               -
                                                  -------       --------        -------        --------
Net income (loss)                                 $  (585)      $    (86)       $   244        $   (114)
                                                  =======       ========        =======        ========

Net income (loss) per common and
   common equivalent share                        $  (.08)      $   (.01)\(1)\  $   .03        $   (.02)\(1)\
                                                  =======       ========        =======        ========

Weighted average common and
   common equivalent shares outstanding             7,374          6,545 \(1)\    7,908           5,717 \(1)\

(1) Presented on a pro forma basis giving effect to the conversion of all outstanding shares of preferred stock.

    The accompanying notes are an integral part of the financial statements.

                             SEGUE SOFTWARE, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         Nine months ended
                                                                            September 30,
                                                                      -----------------------
                                                                       1997            1996
                                                                       ----            ----
  Cash flows from operating activities:
   Net income (loss)                                                $   244          $   (114)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  759               469
         Loss on disposal of property and equipment                       4                 9
         Noncash compensation charges                                   108                97
         Net changes in operating assets and liabilities:
            Accounts receivable                                        (430)             (922)
            Other current assets                                       (248)             (259)
            Other assets                                               (279)               26
            Accounts payable                                           (180)             (235)
            Accrued expenses, compensation and benefits                  63               856
            Accrued royalties                                          (380)              (72)
            Deferred revenue                                            295               548
                                                                    -------          --------
Net cash provided by (used in) operating activities                     (44)              403
                                                                    -------          --------

Cash flows provided by (used in) investing activities:
   Additions to property and equipment                               (1,067)           (1,170)
   Maturities (purchases) of short-term investments, net             10,187           (32,026)
                                                                    -------          --------
Net cash provided by (used in) investing activities                   9,120           (33,196)
                                                                    -------          --------

Cash flows from financing activities:
   Proceeds from stock options and stock purchase plan                  663               303
   Net proceeds from initial public offering of common stock              -            39,527
                                                                    -------          --------
Net cash provided by financing activities                               663            39,830
                                                                    -------          --------

Net increase in cash and cash equivalents                             9,739             7,037
Cash and cash equivalents, beginning of period                        7,112               442
                                                                    -------          --------

Cash and cash equivalents, end of period                            $16,851          $  7,479
                                                                    =======          ========

Supplemental disclosure of noncash financing transactions:
Conversion of convertible debt into common stock                    $     -          $     92

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

On a historical basis, net income (loss) per common and common equivalent share is as follows:

                                           Three months ended                  Nine months ended
                                                September 30,                    September 30,
                                         -------------------------            ----------------------
                                            1997            1996                1997            1996
                                            ----            ----                ----            ----

Net income (loss) per common and
common equivalent share                  $ (.08)          $ (.01)             $ .03            $ (.02)


Weighted average common and common
equivalent shares outstanding          7,374,000        6,545,000         7,908,000          4,896,000

Net income (loss) per common share on a pro forma basis for 1996 is computed in the same manner as net income (loss) per common share on a historical basis except all outstanding shares of the Series A Preferred Stock are included in the computation as if they had been converted into an equivalent number of shares of common stock even if anti-dilutive.

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

4. On September 30, 1996, the Company entered into a definitive agreement with Softbridge, Inc. to settle the litigation brought against the Company and certain of its current and former employees. The litigation, which was brought in June, 1996, alleged breach of contracts, among other things. The Company recorded a charge of $744,000 in the third quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                           Percentage of Revenue for         Percentage of Revenue for
                                        Three months ended September 30,   Nine months ended September 30,
                                        --------------------------------   -------------------------------
                                              1997              1996            1997              1996
                                             ------            ------          ------            ------
Revenue:
   Software                                    68.2%            72.9%           71.6%             72.1%
   Services                                    31.8             27.1            28.4              27.9
                                             ------           ------          ------            ------
      Total revenue                           100.0            100.0           100.0             100.0

Cost of revenue:
   Cost of software                             7.8              1.8             4.9               2.0
   Cost of services                            14.0             10.7            12.2              11.4
                                             ------           ------          ------            ------
      Total cost of revenue                    21.8             12.5            17.1              13.4

Gross margin                                   78.2             87.5            82.9              86.6

Operating expenses:
   Sales and marketing                         59.7             44.7            53.2              50.1
   Research and development                    25.5             23.4            23.2              24.2
   General and administrative                  15.5             16.1            14.9              15.7
                                             ------           ------          ------            ------
      Total operating expenses                100.7             84.2            91.3              90.0

Income (loss) from operations                 (22.5)             3.3            (8.4)             (3.4)
Litigation settlement                             -            (17.6)              -              (6.5)
Other income, net                              10.9             12.3            10.3               8.9
                                             ------           ------          ------            ------
Income (loss) before provision for
 income taxes                                 (11.6)            (2.0)            1.9              (1.0)

Provision for income taxes                        -                -              .4                 -
                                             ------           ------          ------            ------
Net income (loss)                             (11.6)%           (2.0)%           1.5%             (1.0)%
                                             ======           ======          ======            ======

REVENUE

     Revenue from Software. Software revenue increased 12% to $3,436,000 during the third quarter of 1997 from $3,075,000 in the third quarter of 1996. For the nine month period ended September 30, 1997, software revenue increased 38% to $11,306,000 from $8,184,000 for the first nine months of 1996. These increases are primarily due to the continuing growth in unit shipments of QA Partner and QA Organizer resulting from the continuing adoption of automated testing tools by customers testing distributed client/server systems. The increase in revenue in the third quarter was also due to the introduction of the Company's Web application testing tool, SilkTest, in late May 1997 and the Company's Web load testing tool, SilkPerformer, introduced in September 1997. The increase in unit shipments came largely through the direct domestic channel. Revenue from the domestic indirect channels and from international distributors accounted for 7% and 11% of the product revenue in the quarter, respectively, compared with 6% and 7% of product revenue in the third quarter of 1996, respectively. For the nine months ended September 30, 1997, revenue from the domestic indirect channel and from international distributors accounted for 9% and 11%, respectively. In the comparable nine month period of 1996, those channels accounted for 6% and 10% of revenue, respectively.

     Revenue from Services. Service revenue increased 40% to $1,601,000 during the third quarter of 1997 from $1,142,000 in the third quarter of 1996 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Due to growth of the installed base of licenses sold, training and consulting revenue increased 18% and maintenance revenue increased 54%. For the nine month period ended September 30, 1997, service revenue increased 42% to $4,484,000 from $3,164,000 for the first nine months of 1996. For the nine month period ended September 30, 1997, training and consulting revenue increased 26%, while maintenance revenue increased 52% over the comparable period in 1996. These increases were also driven largely by an increase in software licenses sold.

COST OF REVENUE

     Cost of Software. Cost of software increased to $392,000 during the third quarter of 1997 from $75,000 in the third quarter of 1996. For the nine month period ended September 30, 1997, cost of software increased to $779,000 from $231,000 for the nine month period ended September 30, 1996. As a percent of software license revenue, costs in the current quarter increased to 11.4% of revenue from 2.4% of revenue in the corresponding prior year period. For the nine month period ended September 30, 1997, cost of software as a percent of software license revenue increased to 6.9% from 2.8% of software license revenue for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the increase over the comparable period in 1996 is due to the cost of upgrading the installed base with the 1.1 version of SilkTest and the amortization of the capitalized development costs for the international version of QA Partner. For the three and nine months ended September 30, 1997, this increase is largely attributable to amortization of royalties of $129,000 and $183,000, respectively, payable to third parties based on sales of QA Radar and QA Performer and the increase in the number of distribution and operations employees. The Company licenses certain technology for its QA Performer and

SilkPerformer products from a third party and has committed to guaranteed royalties of $1,200,000 through March 1998. To the extent that revenue from this product does not support these guaranteed royalties, the Company will have to accelerate amortization of the unearned royalties. Such amortization could adversely impact the cost of software as a percent of revenue through December 31, 1998.

     Cost of Services. Cost of services increased 56% to $705,000 during the third quarter of 1997 from $453,000 in the third quarter of 1996. For the nine month period ended September 30, 1997, cost of services increased 49% to $1,926,000 from $1,294,000 for the nine months ended September 30, 1996. As a percent of services revenue, costs in the current quarter increased to 44% from 40% in the corresponding prior year period. For the nine month period ended September 30, 1997, cost of services as a percent of services revenue increased to 43% from 41% in the corresponding prior year period. The increases in the current quarter and for the nine months ended over the comparable periods in the prior year are largely the result of the increase in the number of employees in the training and consulting organization and the technical services department.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 60% to $3,006,000 during the third quarter of 1997 from $1,884,000 in the third quarter of 1996. For the nine months ended September 30, 1997, sales and marketing expenses increased 48% to $8,406,000 from $5,679,000 for the first nine months of 1996. These increases are largely due to an increased investment in marketing programs, sales and marketing travel costs and additional sales and marketing personnel to support the growth of the business. The number of employees in sales and marketing totaled 56 as of September 30, 1997, an increase of 14 employees over the same period last year. During the quarter, the Senior Vice President of Worldwide Sales resigned and the Company's President and Senior Vice President of Marketing jointly assumed the direct responsibilities for the worldwide sales organization. Subsequent to September 30, 1997, the Company hired a Senior Vice President of North American Sales and replaced the Eastern and Western Regional Sales Managers. In addition, the Company hired a Central Regional Sales Manager and seven additional sales employees. These significant changes in sales management may impact the effectiveness of the Company's overall sales and marketing operations.

     Research and Development. Research and development expenses increased 30% to $1,288,000 during the third quarter of 1997 from $987,000 in the third quarter of 1996. For the nine months ended September 30, 1997, research and development expenses increased 34% to $3,665,000 from $2,744,000 for the first nine months of 1996. This increase is largely due to the growth of the research and development staff in order to continue to enhance the Company's existing products such as QA Partner and QA Organizer. The growth of the research and development staff has also been necessary to develop new products such as QA Radar, SilkTest, QA Partner Blue (a Year 2000 testing product) and SilkPerformer (a load testing product for Web applications) and the expanded number of development environments supported by the Company's products. The staff grew to 45 employees as of September 30, 1997 from 37 employees as of September 30, 1996. To date, all of the Company's costs for internal research and development have been charged to operations as incurred, since the amount of software development costs qualifying for capitalization has been immaterial.

     General and Administrative. General and administrative expenses increased 15% to $781,000 during the third quarter of 1997 from $680,000 in the third quarter of 1996. For the nine months ended September 30, 1997, general and administrative expenses increased 31% to $2,344,000 from $1,785,000 for the first nine months of 1996. These increases are largely attributable to the increase in the general and administrative staff, professional fees and travel costs. The staff growth has occurred in finance, MIS and human resources and has been necessary to support the growth of the Company.

On September 8, 1997, the Company announced the hiring of a new CEO and Director. The Company's former CEO and President retains the title of President and Director.

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

OTHER INCOME, NET

     Other income, net is comprised primarily of interest income from cash, cash equivalents and short-term investments. For the nine months ended September 30, 1997, other income increased 61% to $1,630,000 from $1,015,000 for the nine month period in 1996. This increase resulted primarily from interest income related to the $39.5 million net proceeds received from the initial public offering of common stock which was consummated on April 2, 1996. The Company invests primarily in U.S. Government and government agency securities, in investment-grade commercial paper and in money market accounts until such time as the proceeds are needed to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for state income taxes of $56,000 for the nine months ended September 30, 1997, but no provision for federal income taxes due to utilization of net operating loss carryforwards. For the three and nine months ended September 30, 1996, the Company recorded no provision for income taxes due to the fact that it incurred net losses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased from $41,204,000 at December 31, 1996 to $40,756,000 at September 30, 1997 primarily as a result of the growth in accounts receivable, payments of prepaid royalties to the provider of the Company's load testing technology (QA Performer and

SilkPerformer) and the purchase of computers, software and furniture for use by employees.

In the first nine months of 1997, the Company used $44,000 for operating activities, resulting from the growth in accounts receivable and payments of prepaid royalties to the provider of the Company's load testing technology (QA Performer and SilkPerformer), largely offset by net income.

The Company generated $9,120,000 from investing activities in the first nine months of 1997 as a result of maturities of short-term investments partially offset by capital expenditures to provide computers, software and furniture for use by employees.

The Company generated funds from financing activities of $663,000 in the first nine months of 1997, related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal product, QA Partner; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; market acceptance of new and enhanced products such as SilkTest, the Company's new Web application testing tool, and QA Performer and SilkPerformer, the Company's load testing products; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products (including development by third party OEMs or contractors); risks related to the management of the Company's growth; risks related to the development of the Company's new sales and marketing strategy; the Company's ability to attract, train and retain qualified personnel, including qualified sales management and sales representatives; the Company's ability to implement effective sales programs; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, a significant portion of the Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
               11.1   Computation of primary and fully diluted net income
                      (loss) per common share for the three and nine months ended September 30, 1997 and 1996

               27.1   Financial Data Schedule

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 1997


                                   SEGUE SOFTWARE, INC.


                                   /s/ STEPHEN B. BUTLER
                                   ---------------------
                                   Chief Executive Officer


                                   /s/ J. JEFFREY BINGENHEIMER
                                   ---------------------------
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.     Description
  ---     -----------

 11.1 Computation of primary and fully diluted net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996

 27.1     Financial Data Schedule