Form 10-K405
period 1997-12-31
SEGUE SOFTWARE INC
filed 1998-03-31
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $87,948,602 as of March 10, 1998, based upon the closing sale price of Common Stock reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Registrant's Common Stock outstanding as of March 10, 1998 was 7,903,585.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 1998 Annual Meeting of Stockholders to be held on June 5, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                            Page
                                    PART I
Item 1.  Business                                                            2

Item 2.  Properties                                                         11

Item 3.  Legal Proceedings                                                  11

Item 4.  Submission of Matters to a Vote of Security Holders                11

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                12

Item 6.  Selected Financial Data                                            13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 8.  Financial Statements and Supplementary Data                        27

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27

                                   PART III

Item 10. Directors and Executive Officers of the Registrant                 27

Item 11. Executive Compensation                                             27

Item 12. Security Ownership of Management and Certain Beneficial Owners     27

Item 13. Certain Relationships and Related Transactions                     27

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    28

     Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding Segue Software, Inc.'s (hereafter "Segue" or the "Company") future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 21 of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Segue Software, Inc. is a leader in automated testing for software reliability. The Company's products are used by quality assurance professionals and software developers to improve software quality, reduce development costs and shorten the time required to develop and deploy software applications. The Company's products integrate test planning, creation, execution, management and analysis to provide automated functionality and load testing of software applications. The Company's products are used to test software applications across various components of distributed, multi-platform client/server systems as well as applications deployed on the World Wide Web.

     During 1997, Segue introduced new technology to provide automated software testing for Web-enabled software applications extending the Company's distributed testing capabilities beyond distributed client/server applications with GUI front ends. Segue also began to focus on load testing in 1997, through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench". See Note B to the Consolidated Financial Statements. These new product offerings formed the basis for a significant refocus of the Company's marketing and sales initiatives beginning in the fourth quarter of 1997.

     In the fourth quarter of 1997, the Company began focusing its marketing and sales efforts on the electronic commerce ("e-commerce") and Internet applications market with a solution sales approach for its customers. The Company believes that it can provide its customers with an automated testing solution which can be of strategic value. This decision to refocus the Company's marketing and sales efforts was based on the belief that this is a fast-growing segment of the automated software testing market. The Company introduced its cross-browser regression testing tool, SilkTest, in May 1997 to address this market. The Company also believes that its Web load testing product, SilkPerformer, introduced in September 1997, is positioned to model or simulate load on Web-based applications for this market.

     In order to offer this testing solution consisting of products and consulting, the Company reorganized its sales force structure beginning in the fourth quarter of 1997. The Company formed an enterprise sales group consisting of teams of one strategic sales representative and one technical support engineer. This group focuses on e-commerce solution sales. At the same time, the Company reconfigured its telesales force into a product sales group focused on selling regression and load testing products primarily to the distributed client/server market. This reorganization was accomplished under the direction of a new domestic sales management team put in place in the fourth quarter of 1997.

     The new sales focus and structure was launched under the direction of a new Chief Executive Officer who joined the Company in September 1997 and was fueled in large part by the evolution of the Company's regression testing products addressing Web-based applications. This new focus also emphasizes the Company's load testing product line.

     Since these changes were implemented in the fourth quarter of 1997, the Company does not have significant data to determine whether these initiatives will be well received by its customers or whether the e-commerce market will grow significantly.

     Segue was incorporated in California in 1988 and reincorporated in Delaware in March 1996.

INDUSTRY BACKGROUND

     As businesses expand the use of technology to manage information and processes, and as software has become a more important component in the delivery of their products and services, consistent and effective operation of software applications has become more critical to their success. These applications are increasingly deployed in both client/server configurations and on the World Wide Web. According to Brendan Conway of the Gartner Group, "Software, which connects people to process, has become the blood supply to today's living enterprise. If it becomes infected, so does the business process of the organization." As client/server software is increasingly utilized to support mission-critical applications, effective software quality management and testing is required to avoid defects. As Web-based applications are increasingly being used to support commerce, the up-time reliability and accuracy of those commerce applications are critical to the success of those companies.

     Unlike mainframe environments, where applications, operating systems and hardware were designed by a single vendor as an integrated solution, client/server systems and Web-based systems consist of component layers of applications, middleware, operating systems, databases, browsers, servers, processors and network technology designed separately by multiple vendors. For example, in a client/server configuration, a Microsoft Windows95 client might send requests to a router installed on a Microsoft NT server that distributes them to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of client/server applications and Web-based applications are developed separately by multiple vendors and integrated to form a business system.

     The transition to client/server environments has occurred in two phases. In the first phase, client/server application logic exists on either the client or the server. Typically the business logic is supported by the client and only the data resides on the database server. In the second phase, referred to as distributed client/server, application logic and business data are distributed among multiple client, middleware and server layers. Now Web-based, e-commerce applications are being added to the client/server environments, adding another layer of complexity to the environments.

     Distributed client/server computing and Web applications present enormous challenges to quality assurance professionals and software developers. Moreover, advances in client/server software development tools have enabled rapid development of client/server applications. The complexity of distributed client/server environments, and rapid application development, greatly increase the likelihood that a combination of events will cause an application or system to fail or produce unintended results ("bugs"). At the same time, competitive pressures force software developers to compress development schedules in order to shorten time to deployment.

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

     In addition to automated testing tools, defect tracking and load testing are important components of the automated testing solution. With integrated defect tracking, the quality assurance department and the software development organization can work more closely in the process of finding, tracking and fixing software errors. By building load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested as well.

PRODUCTS

     The Company's product family of software testing and quality management tools can be divided into those that provide an automated testing solution for Web-based applications (Silk) and those that provide an automated testing solution for distributed client/server applications (QualityWorks).

The Silk Product Family

     The Silk product family includes SilkTest for end-to-end functional and regression testing; SilkPerformer for robust load testing; QA Organizer for Web site test planning and management; and Surf! for automatic link and Web-page load testing. Available in a variety of Silk Editions, these tools test the reliability of complex, cross-enterprise Web applications.

SilkTest

     SilkTest is an automated functional and regression testing tool for end-to-end testing of enterprise Web applications. SilkTest includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. SilkTest can run across multiple platforms, technologies, browsers and environments.

SilkPerformer

     SilkPerformer uses load testing technology to simulate real-world conditions to help users predict capacity, scalability and performance problems during their development process. SilkPerformer captures and simulates all Internet protocols including HTTP, HTTPS, FTP, POP3 and SMTP, and playback at varying connection speeds, from modem to T1.

Surf!

     Surf! is an easy-to-use automatic Web site tester. Using pre-packaged scripts and tests that Surf! provides, users can test the links in their Web application, check the load time of each Web page, and drill down and report back results.

The QualityWorks Product Family

     QualityWorks combines testing tools to deliver an end-to-end testing solution. QualityWorks includes QA Partner for end-to-end functional and regression testing; QA Performer, for load testing; QA Organizer for test planning and management; QA Radar for automated defect tracking; QA DBTester for direct database access and verification; and GO! for automatic test generation. Available in a variety of QualityWorks Editions, these tools together test the reliability of complex, cross-enterprise applications.

QA Partner

     QA Partner is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. QA Partner runs across multiple platforms, technologies, and environments.

QA Performer

     QA Performer uses load testing technology to simulate real-world conditions to help users predict capacity, scalability and performance problems during their development process. QA Performer assists the user in modeling performance improvements before incurring the cost of application rework. From database design through to deployment, QA Performer tests mission-critical client/server applications under challenging conditions.

QA Organizer

     QA Organizer is a fully-automated test planning and management tool. QA Organizer automatically creates customized test plans for a particular application and manages the testing process from a central point of control.

QA Radar

     QA Radar automates the time-consuming process of tracking defects. Once the bugs in an application are found, QA Radar automatically captures the bug and recommends an action to correct the bug.

QA DBTester

     QA DBTester directly accesses a database, using SQL calls, to verify accurate database content. By providing test scripts with direct ODBC standard access to over 35 databases, QA DBTester helps ensure that client/server applications function with the associated database reliably before it deploys.

GO!

     GO! is an easy-to-use automatic test generator. Using pre-packaged scripts and tests that GO! provides, users can perform application operability testing, including tests for tab orders, window detail, mnemonics, and property sets without scripting.

SERVICES

     The Company supplements all of its product offerings with training, consulting and technical support services. The Company's services are designed to promote a clear and consistent approach to automated testing and to facilitate the penetration of the Company's products into a broader market. As of February 28, 1998, these services were provided by 23 employees.

     Training and Consulting. The Company offers training courses and consulting services in support of its product families. The training courses are held regionally in selected U.S. cities or at the customer site. The Company has two principal objectives for its fee-based training courses and consulting services: to produce the agreed-upon deliverables for the projects and to enhance the customers' understanding of the Company's methodologies and techniques. The Company has recently begun to offer e-commerce testing consulting services in order to assist companies in a more rapid and successful adoption of regression and load testing for Web-based applications.

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

SALES AND MARKETING

     The Company sells its products through four channels: a direct sales force; telesales representatives; a channel partner program; and international distributors and resellers. The Company has made a significant investment in sales and marketing in each of the last two years. As of February 28, 1998, the Company's sales and marketing force consisted of 69 employees.

     Direct Sales. The Company has historically relied principally on direct sales of its products. The Company has recently structured its domestic direct sales force into an enterprise sales group consisting of teams of one strategic sales representative and one technical support engineer. As of February 28, 1998, the Company's direct sales force consisted of 33 employees. The Company has nine sales offices throughout the United States and Canada and one sales office in the United Kingdom. The Company intends to hire additional sales and support personnel to broaden its direct selling and distribution capabilities.

     Telesales. The Company recently separated its telesales representatives into a product sales group selling principally to the distributed client/server market. As of February 28, 1998, the Company's telesales force totaled six employees.

     Channel Partner Programs. In 1995, the Company established its Channel Partner Programs, which aim to generate revenues from alternate channels. These programs consist of the following: Value Added Resellers (VARs), Business Integration Partners and Technology Integration Providers. Current partners include Andersen Consulting, Interim Technology and INTERSOLV.

     International Sales. In international markets, the Company utilizes distributors in ten countries, which are supported by six members of the Company's international sales organization. The Company derived approximately 11%, 8% and 7% of its total product sales from international customers in 1997, 1996 and 1995, respectively.

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

RESEARCH AND DEVELOPMENT

     The Company has made substantial investments in research and product development. The Company's research and development is conducted by project teams consisting of development and quality assurance engineers and technical writers. The Company uses many of its own products and methodologies in its development process. The Company organizes development and quality assurance schedules to optimize usage of automated tests by starting script development very early in the development life cycle. The Company's research and development staff originates, produces and tests many of the Company's prototype products. The research and development department consults with the Company's sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of its current customers. The Company also licenses technology from vendors to be embedded in its product for resale or to be resold as products by the Company.

     The Company's research and development organization for regression testing products is located at the Company headquarters in Newton Centre, MA. The Company also has nine developers in Austria who are focused on the development of load testing products. These employees joined the Company as part of the acquisition of SQLBench. See Note B to the Consolidated Financial Statements.

     Research and development expenses were $4.9 million in 1997, $3.8 million in 1996 and $2.3 million in 1995. The staff grew to 51 employees as of February 28, 1998 from 35 as of February 28, 1997. The Company intends to continue making significant investments in research and development to develop new products, expand the capabilities of its Web application testing products and to internationalize all of the Company's products.

COMPETITION

     The market for software quality management tools is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

     The Company believes that the principal competitive factors affecting its market include product features and functionalities, such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

PROPRIETARY TECHNOLOGY

     The Company primarily relies upon a combination of trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights in its products. The Company has one patent, but there can be no assurance that this patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. The Company believes that, due to the rapid pace of technological innovation for software quality management products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

EMPLOYEES

     As of February 28, 1998, the Company had 167 full-time employees, all but 13 of whom were based in the United States. These employees include 51 in Research and Development, 69 in Sales and Marketing, 28 in Customer Support, Training and Distribution, and 19 in Finance and Administration. The Company's employees are not represented by any collective bargaining organizations and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages and their positions with the Company as of March 10, 1998 are as follows:

NAME                        AGE   POSITION

Stephen B. Butler           40    President, Chief Executive Officer and
                                  Director
J. Jeffrey Bingenheimer     54    Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary
Jeannine A. Bartlett        37    Senior Vice President of Research and
                                  Development
Stewart A. Bush             41    Senior Vice President of North American Sales
Anthony G. Kolish           38    Senior Vice President of Services
Alexander M. Levi           40    Senior Vice President of International
                                  Operations
Michael D. Maggio           36    Senior Vice President of Marketing
Betsy R. Rudnick            47    Senior Vice President of Human Resources and
                                  Administration

     Mr. Butler joined the Company in September 1997 as Chief Executive Officer and Director. Mr. Butler was elected to the office of President in January 1998. Mr. Butler served as President and Chief Executive Officer at TriQuest Design Automation from October 1995 until July 1997. Prior to that, Mr. Butler held senior management positions at Quickturn Design Systems where he served as Senior Vice President of Sales, Marketing and Support from May 1993 until July 1995, and as Vice President of Sales from July 1991 until May 1993.

     Mr. Bingenheimer has served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1995 and as Treasurer since February 1996. Prior to joining the Company, Mr. Bingenheimer served as Vice President of Finance and Administration and Treasurer of CenterLine Software, Inc., a software company, from April 1991 to September 1995.

     Ms. Bartlett joined the Company in June 1997. Ms. Bartlett has served as Senior Vice President of Research and Development since February 1998. Ms. Bartlett served as Vice President of Product Management from November 1997 until February 1998 and as Director of Product Management from June 1997 until October 1997. Prior to joining the Company, Ms. Bartlett served as Director of Marketing, Director of Software Development and Senior Marketing Manager from November 1994 until June 1997 at Praxis International, Inc. Prior to that, Ms. Bartlett served as Director of Business Development from September 1993 until October 1994 at Marketpulse, a division of CCA.

     Mr. Bush joined the Company in October 1997 as Senior Vice President of North American Sales. Prior to that, Mr. Bush served in several roles at Talarian Corporation from 1991 until he joined the Company; these roles included Director of North American Sales, National Sales Manager of Messaging and Director of Eastern Region Sales.

     Mr. Kolish joined the Company in September 1995 and has served in several positions. Mr. Kolish has served as Senior Vice President of Services since February 1998. Prior to that, Mr. Kolish served as Vice President of Services, Director of Marketing Strategy and Director of Product Management. Prior to joining the Company, Mr. Kolish served as Senior Systems Manager at Fidelity Investments from January 1994 until August 1995.

     Mr. Levi joined the Company in December 1997 as Senior Vice President of International Operations. Prior to that, Mr. Levi served in a variety of roles at Quickturn Design Systems, Inc. from February 1991 until he joined the Company. Mr. Levi's most recent role at Quickturn Design Systems was that of Vice President of Asia Pacific Operations, which he held from October 1996 until he joined Segue. Other roles included Director of Asia Sales and Senior Account Manager, New England Area.

     Mr. Maggio joined the Company in October 1991 and has held several senior management positions. Mr. Maggio has served as Senior Vice President of Marketing since February 1998. Mr. Maggio served as Vice President of Business Development from January 1995 until February 1998, as Director, Eastern Region in the Company's sales organization from June 1993 to December 1994 and as Vice President of Development from 1991 until 1993.

     Ms. Rudnick has served as Senior Vice President, Human Resources and Administration since January 1995. From August 1987 to January 1995, Ms. Rudnick worked as an independent consultant to several software companies in the areas of organizational development, human resource management and facilities planning and leasing. Effective March 31, 1998, Ms. Rudnick has resigned from the Company.

ITEM 2.   PROPERTIES

  The Company's corporate headquarters are located in Newton Centre, MA, where it leases approximately 22,750 square feet under a lease that expires in November 1998. The Company's field sales and support operations occupy leased facilities in eight locations throughout the United States and in two locations in Canada and Europe. The Company also leases a research and development facility, approximately 1,000 square feet, in Linz, Austria. The facility in Newton Centre is being fully utilized. In the second quarter of 1998, the Company expects to enter into a lease agreement for a new headquarters location and move into those new offices in Lexington, MA in the third quarter of 1998. The Company will lease 40,500 square feet initially. See Note M to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET PRICE FOR COMMON STOCK

     The Company's Common Stock began trading publicly on March 28, 1996 on the National Market Tier of the NASDAQ Stock Market under the symbol: SEGU. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the NASDAQ National Market System. These prices do not include retail markups, markdowns, or commissions.

Year ended December 31, 1997:                        High       Low
                                                  -------   -------
First Quarter                                     $18.250   $ 7.500
Second Quarter                                    $15.125   $ 8.625
Third Quarter                                     $13.750   $ 7.625
Fourth Quarter                                    $12.500   $ 7.750

Year ended December 31, 1996:
First Quarter  (March 28, 1996 - March 31, 1996)  $21.500   $21.000
Second Quarter                                    $39.500   $21.250
Third Quarter                                     $24.500   $ 9.875
Fourth Quarter                                    $18.250   $12.000

     On March 10, 1998, the closing price reported on the NASDAQ National Market System for the Common Stock was $13.875. The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

     As of March 10, 1998, there were approximately 94 holders of record of the Company's Common Stock and 7,903,585 shares of Common Stock outstanding. The Company estimates that as of March 10, 1998, there were approximately 1,800 beneficial stockholders.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                         Year ended December 31,
                                            -------------------------------------------------
                                              1997      1996       1995      1994      1993
                                            --------  ---------  --------  --------  --------
                                               (in thousands, except per share data)
Statement of Operations Data:
Revenue:
   Software                                 $15,783      $12,592   $ 8,312    $4,770    $2,173
   Services                                   6,011        4,381     2,627     1,253       466
   Royalties                                      -            -       129       335       770
                                            -------      -------   -------    ------    ------
      Total revenue                          21,794       16,973    11,068     6,358     3,409
Cost of revenue:
   Cost of software                           1,095          651       315       243       165
   Cost of services                           2,590        1,709     1,194       601       352
   Cost of royalties                              -            -        30        80       169
                                            -------      -------   -------    ------    ------
      Total cost of revenue                   3,685        2,360     1,539       924       686

Gross margin                                 18,109       14,613     9,529     5,434     2,723
Operating expenses:
   Sales and marketing                       11,872        8,500     5,378     2,546       925
   Research and development                   4,931        3,806     2,273     1,574     1,041
   General and administrative                 3,211        2,437     1,709     1,284       724
   Non-recurring charges                      9,813/(1)/       -       449         -         -
                                            -------      -------   -------    ------    ------
      Total operating expenses               29,827       14,743     9,809     5,404     2,690

Income (loss) from operations               (11,718)        (130)     (280)       30        33

Litigation settlement                             -         (744)        -         -         -
Other income (expense), net                   2,186        1,535       (23)      (21)      (34)
                                            -------      -------   -------    ------    ------
Income (loss) before provision
   for income taxes                          (9,532)         661      (303)        9        (1)
Provision for income taxes                       56           20         -         -         -
                                            -------      -------   -------    ------    ------
Net income (loss)                           $(9,588)     $   641   $  (303)   $    9    $   (1)
                                            =======      =======   =======    ======    ======
Net income (loss) per common share -
   basic                                    $ (1.31)     $   .12   $  (.20)   $  .01    $    -
                                            =======      =======   =======    ======    ======
Net income (loss) per common share -
   diluted                                  $ (1.31)     $   .09   $  (.20)   $    -    $    -
                                            =======      =======   =======    ======    ======
Weighted average common shares
   outstanding - basic                        7,337        5,364     1,552     1,528     1,395
                                            -------      -------   -------    ------    ------
Weighted average common shares
   outstanding - diluted                      7,337        7,689     1,552     4,002     1,395
                                            -------      -------   -------    ------    ------

Balance Sheet Data:
                                                 December 31,
                                1997     1996        1995        1994    1993
                              --------  -------  -------------  ------  ------
                                               (in thousands)
Cash and cash equivalents      $22,975  $ 7,112    $  442       $  711  $  218
Working capital (deficit)       35,521   40,667       (57)       1,211     504
Total assets                    46,037   47,631     4,496        3,810   1,991
Subordinated notes payable       4,415        -       654          654     654
Total stockholders' equity      35,743   42,707     1,305        1,546     613

/(1)/Non-recurring charges include a charge of $9.1 million for purchased research and development in process and $718,000 for severance charges.

There were no cash dividends declared per common share for any of the years shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Segue Software, Inc. is a leader in automated testing for software reliability. The Company's products are used by quality assurance professionals and software developers to improve software quality, reduce development costs and shorten the time required to develop and deploy software applications. The Company's products integrate test planning, creation, execution, management and analysis to provide automated functionality and load testing of software applications. The Company's products are used to test software applications across various components of distributed, multi-platform client/server systems as well as applications deployed on the World Wide Web.

     During 1997, Segue introduced new technology to provide automated software testing for Web-enabled software applications extending the Company's distributed testing capabilities beyond distributed client/server applications with GUI front ends. Segue also began to focus on load testing in 1997, through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench". See Note B to the Consolidated Financial Statements. These new product offerings formed the basis for a significant refocus of the Company's marketing and sales initiatives beginning in the fourth quarter of 1997.

     The Company began focusing its marketing and sales efforts on the e-commerce and Internet applications market with a solution sales approach for its customers. By doing so, the Company believes it can provide its customers with an automated testing solution which can be of strategic value.

     The new sales focus was launched under the direction of a new Chief Executive Officer who joined the Company in September 1997 and was fueled in large part by the evolution of the Company's regression testing products to address Web-based applications. This new focus also emphasizes the Company's load testing product line.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                   Year ended December 31,
                                                   -----------------------
                                                    1997     1996    1995
                                                   -------  ------  ------
Revenue:
   Software                                          72.4%   74.2%   75.1%
   Services                                          27.6    25.8    23.7
   Royalties                                            -       -     1.2
                                                   ------   -----   -----
      Total revenue                                 100.0   100.0   100.0
Cost of revenue:
   Cost of software                                   5.0     3.8     2.8
   Cost of services                                  11.9    10.1    10.8
   Cost of royalties                                    -       -     0.3
                                                   ------   -----   -----
      Total cost of revenue                          16.9    13.9    13.9

Gross margin                                         83.1    86.1    86.1

Operating expenses:
   Sales and marketing                               54.5    50.1    48.6
   Research and development                          22.6    22.4    20.5
   General and administrative                        14.7    14.4    15.4
   Non-recurring charges                             45.0       -     4.1
                                                   ------   -----   -----
      Total operating expenses                      136.8    86.9    88.6
                                                   ------   -----   -----
Loss from operations                                (53.7)   (0.8)   (2.5)

Litigation settlement                                   -    (4.4)      -
Other income (expense), net                          10.0     9.1    (0.2)
                                                   ------   -----   -----
Income (loss) before provision for income taxes     (43.7)    3.9    (2.7)
Provision for income taxes                            0.3     0.1       -
                                                   ------   -----   -----
Net income (loss)                                   (44.0)%   3.8%   (2.7)%
                                                   ======   =====   =====

REVENUE

TOTAL REVENUE

     Total revenue increased 28% to $21.8 million in 1997 and 53% to $17.0 million in 1996 from $11.1 million in 1995.

     Total revenue primarily consists of software and services revenue. Software revenue consists of revenue from the granting of perpetual licenses to use the Company's products. Services revenue consists of revenue from maintenance, training and consulting. The Company sells its licenses through its direct sales force, telesales, international distributors and channel partners.

REVENUE FROM SOFTWARE

     Software revenue increased 25% to $15.8 million in 1997 and 51% to $12.6 million in 1996 from $8.3 million in 1995. The increases in software revenue are primarily the result of increased unit shipments in each of the respective periods. These increased unit shipments were due to an increase in the demand for automated testing products; the introduction by the Company of new and upgraded products; increased market acceptance of the families of products including its Web application testing products and load testing products introduced in 1997; and expansion of the Company's sales and marketing activities.

     In 1997, the Company introduced a Web application testing product, SilkTest, and load testing products, SilkPerformer and QA Performer. Revenues from these three new products represented 18%, 5% and 3% of total product revenue, respectively.

     The increase in unit shipments came largely through the direct domestic channel. Revenue from the domestic indirect channel accounted for 8%, 5% and 5% of total product revenue in 1997, 1996 and 1995, respectively. International revenue accounted for 11%, 8% and 7% of total product revenue in 1997, 1996 and 1995, respectively.

     In addition, the mix of software license revenue changed in 1997. Prior to 1997, the Company had no revenue from either the e-commerce testing or load testing markets. Revenues from those markets totaled 23% and 8% of total product revenue in 1997.

REVENUE FROM SERVICES

     Services revenue increased 37% to $6.0 million in 1997 and 67% to $4.4 million in 1996 from $2.6 million in 1995. The increases in revenue from services are principally the result of the increased volume of maintenance, training and consulting services, primarily due to the expansion of the installed base of users of the Company's products. Maintenance revenue increased 46% to $4.1 million in 1997 and 75% to $2.8 million in 1996 from $1.6 million in 1995. Training and consulting revenue increased 19% to $1.9 million in 1997 and 60% to $1.6 million in 1996 from $1.0 million in 1995.

COST OF REVENUE

COST OF SOFTWARE

     Cost of software includes documentation reproduction costs, product packaging, product media, employment costs for processing and distribution, amortization of intangible assets and royalties due to third parties for their software included in the Company's products or sold separately by the Company. These costs increased 68% to $1,095,000 in 1997 and 107% to $651,000 in 1996
from $315,000 in 1995. As a percentage of software revenue, cost of software was 7% in 1997, 5% in 1996 and 4% in 1995. The increase in the cost of software revenue in each period primarily reflects the increased volume of units sold. The increase in the cost of software revenue in 1997 is also attributable to royalty expense related to the sale of the Company's load testing products which were licensed from a third party software provider until December 30, 1997 (see Note J to the Consolidated Financial Statements).

COST OF SERVICES

     Cost of services consists principally of employment-related costs for the Company's customer support staff, which provides services under maintenance contracts, and the Company's training and consulting staff, as well as the cost of materials and facilities used in training customers. Cost of services increased 52% to $2.6 million in 1997 and 43% to $1.7 million in 1996 from $1.2 million in 1995. As a percentage of services revenue, cost of services was 43%, 39% and 45% in 1997, 1996 and 1995, respectively. The increases in the cost of services are largely the result of the increase in the number of employees in both the training and consulting and technical support groups, from 18 employees as of February 28, 1997 to 23 employees as of February 28, 1998. This increase is also attributable to costs related to the delivery of training and consulting services, such as travel and equipment rental. The Company expects to expand its customer support, training and consulting capabilities in 1998.

OPERATING EXPENSES

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related costs of Company personnel and promotional marketing programs, including advertising, brochures, direct mail programs and seminars. Sales and marketing expenses increased 40% to $11.9 million in 1997 and 58% to $8.5 million in 1996 from $5.4 million in 1995. The principal reasons for the increases in sales and marketing expenses in all periods were increases in the number of sales and marketing personnel, increases in commissions as a result of higher revenue levels and increases in promotional marketing programs. The staff grew to 69 employees as of February 28, 1998 from 52 as of February 28, 1997. Sales and marketing expenses increased as a percentage of revenue to 55% in 1997 from 50% in 1996 and 49% in 1995, respectively, as a result of significant increases in the number of sales staff hired by the Company and in the Company's promotional marketing programs. The sales organization was restructured in the fourth quarter of 1997 to focus on the Company's e-commerce market initiative. Historically, the Company's costs for the sales and marketing organization have totaled between 40% and 50% of revenue on an annual basis. However, in 1997, as noted above, the cost of the sales and marketing organization grew to 55% of revenue. These increases are largely related to the restructuring of the sales organization to focus on e-commerce solution selling and the hiring of a new sales management team. The Company intends to continue this increase in spending for sales and marketing in 1998, both internationally and domestically, principally related to hiring additional sales personnel and the related travel, training and commission costs.

     There can be no assurance that these increased expenditures or the re-structuring of the sales organization will result in increased revenue or improvement in the effectiveness of the sales organization.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the employment-related costs for engineering and technical personnel associated with developing new products or enhancing existing products, for quality assurance personnel and for product documentation specialists to provide user product documentation and tutorials. To date, all of the Company's internal costs for research and development have been charged to operations as incurred since the amount of software development costs qualifying for capitalization has been insignificant. Research and development expenses increased 30% to $4.9 million in 1997 and 67% to $3.8 million in 1996 from $2.3 million in 1995. The increases are mainly attributable to increases in the number of research and development employees. The staff grew to 51 employees as of February 28, 1998 from 35 as of February 28, 1997. The Company intends to continue making significant investments in research and development to develop new products, expand the capabilities of its Web application testing products and to internationalize all of the Company's products.

     During 1997, the Company introduced several new products including SilkTest (a regression testing product for Web applications), SilkPerformer (a load testing product for Web applications) and QA Partner Blue (a Year 2000 regression testing product). Additionally, in January 1998, the Company further enhanced its SilkTest product by adding support for the JAVA programming language.

     As a result of the acquisition of SQLBench on December 30, 1997, the Company now has nine developers located in Austria who are focusing on the development and enhancement of the Company's load testing products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist principally of employment-related costs for executive and administrative personnel, professional fees, consulting fees, system support costs and other general corporate expenses. General and administrative expenses increased 32% to $3.2 million in 1997 and 43% to $2.4 million in 1996 from $1.7 million in 1995. The increases in all periods are attributable to increased employment of both executive and administrative personnel and increases in professional fees, system support costs and other general corporate expenses. The staff growth has occurred in executive, finance and human resources and has been necessary to support the growth of the Company. The Company anticipates that general and administrative expenses will increase in 1998 due to the growth in management systems and administrative infrastructure.

NON-RECURRING CHARGES

     In the fourth quarter of 1997, the Company recognized a charge of $9.1 million related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer (see Note K to the Consolidated Financial Statements).

     The non-recurring charge in 1995 totaled $449,000 and consisted of severance and the purchase of vested options for common stock granted to the Company's President and Chief Executive Officer who had held that position from 1991 until June 30, 1995.

LITIGATION SETTLEMENT

     On September 30, 1996, the Company entered into a definitive agreement with a plaintiff to settle litigation brought against the Company and certain of its current and former employees. The Company recorded a charge of $744,000 in the third quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. On April 2, 1996, the Company completed an initial public offering of common stock and received net proceeds of $39.5 million. As a result of the Company's receipt and investment of the offering proceeds, other income has increased substantially over prior periods. Prior to 1997, interest income was partially offset by interest expense related to the Company's convertible debt. As of December 31, 1996, all of the Company's convertible debt was converted into common stock of the Company.

PROVISION FOR INCOME TAXES

     The Company had a provision for income taxes of $56,000 and $20,000 in 1997 and 1996, respectively, principally for state taxes. There was no provision for income taxes in 1995. As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $4.5 million and state net operating loss carryforwards of $1.8 million as well as $821,000 of federal tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1998 through 2012 and may be subject to annual limitations as a result of changes in the Company's ownership. Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credits. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

NET INCOME (LOSS)

     For the year ended December 31, 1997, the Company had a net loss of $9,588,000 compared with net income of $641,000 for the year ended December 31, 1996 and a net loss of $303,000 for the year ended December 31, 1995.

     Net income for 1997, excluding the non-recurring charges, would have been $225,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased to $37.4 million as of December 31, 1997 from $41.2 million as of December 31, 1996. In 1996, cash, cash equivalents and short term investments increased from $442,000 as of December 31, 1995, primarily as a result of the funds raised in the Company's initial public offering of common stock.

     The Company generated $1.4 million and $2.1 million from operations in 1997 and 1996, respectively. In 1997, funds provided by operating activities were primarily affected by the growth in accounts receivable. In 1996, funds provided by operating activities were primarily the result of net income and growth in accrued expenses and deferred revenue, partially offset by growth in accounts receivable and other current assets.

     The Company generated $13.6 million and utilized $35.4 million for investing activities in 1997 and 1996, respectively. Funds generated in 1997 were largely the result of the maturity of short-term investments, partially offset by $4.4 million related to the SQLBench acquisition and $1.3 million related to capital expenditures for computer equipment, software and furniture. The investing activities in 1996 involved the investment of the initial public offering proceeds in short-term investments, generally in U.S. Government and government agency securities, and the purchase of computer equipment, software and furniture.

     The Company generated funds from financing activities of $925,000 and $40.0 million in 1997 and 1996, respectively. In 1997, funds generated from financing activities resulted from the exercise of stock options. In 1996, the Company generated $39.5 million from its initial public offering of common stock and $445,000 from the exercise of stock options.

     In the second quarter of 1998, the Company expects to enter into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, at an annual rental rate of approximately $2.2 million. The lease expires in October, 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

     Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997, and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required for comparative purposes. Management does not expect the statement to have a material impact on the Company's financial disclosures.

     In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", which changes the manner in which public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS 131 for its fiscal year ending December 31, 1998.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and does not expect adoption to have a material impact on the Company's financial results.

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

Short Operating History; Accumulated Deficit.

     The Company was founded in 1988 to provide software porting services to independent software vendors. In 1992, the Company reorganized its business to focus on the development and marketing of automated testing software for the quality assurance market. The Company shipped its first automated testing product, QA Partner, in the quarter ended March 31, 1993. Accordingly, the Company has a limited operating history and, although the Company has experienced growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Losses have resulted in an accumulated deficit of approximately $12.7 million as of December 31, 1997. The Company had a net loss of $303,000 in 1995, net income of $641,000 in 1996 and a net loss of $9.6 million in 1997, which includes a charge of $9.1 million for purchased research and development in process. The limited operating history of the Company makes the prediction of future results difficult and, therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability on a consistent basis.

Potential Fluctuations in Operating Results.

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

Dependence on Principal Product.

     To date, the Company has derived substantially all of its revenues from licenses of QA Partner and related products and from fees for related services. As a result, any factors adversely affecting the sales of QA Partner, such as increased price competition or the introduction of technologically superior products, could have a material adverse effect on the Company. The Company's future financial performance will depend in significant part on its ability to develop and introduce new releases of QA Partner with enhanced features and functionalities and related products. In 1997, the Company introduced a Web application testing product, SilkTest, and load testing products, SilkPerformer and QA Performer. Revenues from these three new products represented 18%, 5% and

3% of total product revenue, respectively. The Company has refocused its sales and marketing organization on the sale of these new products with an emphasis on the e-commerce market. There can be no assurance that these products will be successfully developed or achieve market acceptance.

Emerging Market.

     The market for automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance as to the extent that a significant market for automated software testing products will develop or the extent to which the Company's products will be accepted in that market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software testing market will enjoy continued growth.

     The commercial market for products and services designed for use on the Internet, Intranet and Extranet has only recently begun to develop. The success of the Company's products focused on e-commerce and Internet applications will depend on the growth of the market and on the Company's ability to continue to enhance its products to work with all of the prevalent technologies driving Internet applications. There can be no assurance that the Company will be able to effectively adapt its products to the prevalent technologies being used on e-commerce applications or to successfully compete in the market for Internet-related products and services.

Management of Growth.

     The Company has recently experienced a period of rapid growth, including increases in the number of orders, customers and employees. Such growth has placed, and may continue to place, strains on the Company's management, operations and systems. The Company's ability to compete effectively will depend, in part, upon its ability to expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in the Company's business. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has significantly changed the executive management team and the sales management team under the direction of a new Chief Executive Officer. In conjunction with these management changes, the Company has refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such change.

Management of Growth Through Acquisitions.

     The Company's product range and customer base have increased in the recent past due in part to acquisitions. The Company may acquire additional businesses or product lines in the future. The probability of success of any acquisition may be dependent upon the Company's ability to integrate the acquired business or products successfully and to retain key personnel associated with the acquisition. Failure to do so, or a material increase in the cost of integration, could cause actual results to differ from those projected in management's forward-looking statements.

Year 2000 Compliance.

     The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations.

     The Company is in the process of conducting an assessment of its core internal and external computer information systems and is taking the necessary steps to understand the nature and extent of the work required to make its systems, in those situations in which the Company is required to do so, Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. The total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. The Company continues to evaluate the estimated costs associated with these compliance efforts. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meets its financial and reporting requirements and/or on its financial results. Further, no estimates can be made as to any potential adverse impact resulting from the failure of third-party service providers and vendors to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations, but the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Rapidly Changing Technology; New Products; Risk of Product Defects.

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

Competition.

     The market for software quality management tools is new, intensely competitive and subject to rapid technological change. The Company expects competition to intensify in the future. The Company currently encounters direct competition from a number of public and private companies including Mercury Interactive Corporation, Rational Software Corporation and Compuware

Corporation. Due to the expansion of the market for software quality management tools, the Company may face competition from new entrants in the software quality management industry, possibly including the Company's resellers or current customers. There can be no assurance that the Company's current and potential competitors will not develop software quality management tools that may be more effective or achieve greater market acceptance than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than the Company. The Company may also face increased competition from the recent consolidation of several companies in the automated software quality market. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel.

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

International Activities.

     The Company derived approximately 11% of its total product sales from international customers in 1997. The international market for software products is highly competitive and the Company expects to face substantial competition in this market from established and emerging companies. Risks inherent in the Company's international business activities also include currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business could be materially adversely affected.

Development of Indirect Channels; Potential for Channel Conflict.

     Although the Company has not historically sold significant amounts of its products through indirect channels, the Company intends to continue to develop channel sales as part of its growth strategy. In 1995, the Company established its Channel Partner Program. The Company licenses its products to its channel partners at a discount and such partners relicense the products to end-users. The Company's agreements with its channel partners are non-exclusive and provide the channel partners with 60-day price protection. Because the Company's channel partners generally order the Company's products after they have received purchase orders, there is no requirement that the Company repurchase any product. The Company selects its channel partners based on the partner's financial viability, product expertise and market focus. In order for the Company's strategy to broaden market penetration through its Channel Partner Program to be successful, the Company must increase its unit sales to offset the discount it is providing the channel partners. There can be no assurance that the Company will succeed in the development of these channels. Moreover, selling through indirect channels may limit the Company's contact with the end users of its products. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered and its ability to develop and maintain customer goodwill may be limited. In addition, the Company's strategy of marketing its products directly to end users and indirectly through its channel program and through distributors may result in distribution channel conflicts. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing channel partners or distributors or adversely affect its ability to attract new channel partners and distributors. In addition, there can be no assurance that the Company's resellers will be able to effectively market the Company's products or that they will not commence the sale of competitive products. In 1996, the Company entered into an OEM arrangement with INTERSOLV whereby INTERSOLV has the right to resell QA Partner and related products to its customers. The Company has no assurance that this will be a successful sales channel for the Company's products or that it will not result in significant channel conflict.

Product Liability.

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

Intellectual Property and Proprietary Rights.

     The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company has a patent but there can be no assurance that the patent would be upheld if challenged. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

Stock Market Volatility.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 concerning the Company's officers is incorporated by reference to the section of Part I of this Form 10-K entitled "Item 1. Business - Executive Officers of the Registrant". The information concerning the Company's directors required by this Item 10 is incorporated by reference to the information under the heading, "Election of Directors - Information Regarding the Nominees and Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's 1998 Proxy Statement under the heading, "Compensation of Directors and Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The information required by this Item 12 is incorporated by reference to the Company's 1998 Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

                                                                      Page
                                                                      ----
     Table of Contents                                                F-1
     Report of Independent Accountants                                F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996     F-3
     Consolidated Statements of Operations for the Years ended
        December 31, 1997, 1996 and 1995                              F-4
     Consolidated Statements of Stockholders' Equity for the Years
        ended December 31, 1997, 1996 and 1995                        F-5
     Consolidated Statements of Cash Flows for the Years ended
        December 31, 1997, 1996 and 1995                              F-6
     Notes to Consolidated Financial Statements                       F-7

          2. Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3. Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

NUMBER                                     DESCRIPTION OF EXHIBITS
------                 ---------------------------------------------------------------
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

*(10.3)   Preferred Stock Purchase and Sale Agreement, dated as of February 11, 1994, by and between the Registrant and John J. Cullinane

*(10.4) Non-Qualified Stock Option Agreement, dated as of February 11, 1994, by and between the Registrant and John J. Cullinane

*(10.5) Letter Agreement, dated as of April 14, 1994, by and between the Registrant and John J. Cullinane

*(10.6) Employment Separation Agreement, dated as of June 30, 1995, by and between the Registrant and Laurence R. Kepple

*(10.7)   Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders
          (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-
          1488))

*(10.8) Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No. 333-1488))

*(10.9) Lease, dated as of October 19, 1995, by and between the Registrant and 1330 Centre Street Associates Limited Partnership (Exhibit 10.11 of
          Registration Statement on Form S-1 (File No. 333-1488))

(10.10)   Agreement and Plan of Merger by and among the Registrant, SGE
          Merger Corp. and SQLBench International, Inc. and the Stockholders of
          SQLBench International, Inc. dated as of December 30, 1997

(10.11)   Asset Purchase Agreement by and among the Registrant, ARC - Dr.
          Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC -
          Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30,
          1997

(10.12)   Segue Software, Inc. Special Termination and Vesting Plan adopted
          February 5, 1997

(10.13) Letter Agreement, effective as of December 31, 1997, by and between the Registrant and Elisabeth Elterman

(21.1)    Subsidiaries of the Registrant

(23.1)    Consent of Coopers & Lybrand L.L.P.

(27.1)    Financial Data Schedule

(27.2)    Restated Financial Data Schedule for the three and six months ended
          June 30, 1997

(27.3)    Restated Financial Data Schedule for the three months ended
          March 31, 1997

(27.4)    Restated Financial Data Schedule for the year ended December 31, 1996

* All exhibits with an asterisk are incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-1488), which was declared effective on March 28, 1996.

(b) Reports on Form 8-K

     On January 14, 1998, the Company filed a Report under Item 5 on Form 8-K. On March 16, 1998, the Company filed an amendment to the Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

                                     SEGUE SOFTWARE, INC.


                                     By:  /s/ STEPHEN B. BUTLER
                                          ----------------------
                                          Stephen B. Butler, President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Titles                                       Date
---------                     ------                                       ----
/s/ STEPHEN B. BUTLER         President, Chief Executive Officer           March 30, 1998
---------------------------   and Director (Principal Executive Officer)
Stephen B. Butler

/s/ J. JEFFREY BINGENHEIMER   Vice President and Chief Financial Officer   March 30, 1998
---------------------------   (Principal Financial Officer and
J. Jeffrey Bingenheimer       Principal Accounting Officer)

/s/ JAMES H. SIMONS           Chairman of the Board                        March 30, 1998
---------------------------
James H. Simons

/s/ LEONARD E. BAUM           Director                                     March 30, 1998
---------------------------
Leonard E. Baum

/s/ JOHN J. CULLINANE         Director                                     March 30, 1998
---------------------------
John J. Cullinane

/s/ RONALD D. FISHER          Director                                     March 30, 1998
---------------------------
Ronald D. Fisher

/s/ JOHN R. LEVINE            Director                                     March 30, 1998
---------------------------
John R. Levine

/s/ Milton E. Mohr            Director                                     March 30, 1998
---------------------------
Milton E. Mohr

/s/ HOWARD L. MORGAN          Director                                     March 30, 1998
---------------------------
Howard L. Morgan

                             SEGUE SOFTWARE, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Accountants                                            F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                 F-3

Consolidated Statements of Operations for the Years ended December 31,
1997, 1996 and 1995                                                          F-4

Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 1997, 1996 and 1995                                             F-5

Consolidated Statements of Cash Flows for the Years ended December 31,
1997, 1996 and 1995                                                          F-6

Notes to Consolidated Financial Statements                                   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Segue Software, Inc.:

We have audited the accompanying consolidated balance sheets of Segue Software, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Segue Software, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/ COOPERS & LYBRAND L.L.P.
                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 5, 1998

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              December 31,
                                                                              -----------
                                                                          1997            1996
                                                                          ----            ----
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 22,975        $  7,112
    Short-term investments                                                14,385          34,092
    Accounts receivable, net of allowances of $345 and $200                4,308           3,023
    Other current assets                                                     615           1,365
                                                                        --------        --------
         Total current assets                                             42,283          45,592

Property and equipment, net                                                2,252           1,960
Other assets                                                               1,502              79
                                                                        --------        --------
         Total assets                                                   $ 46,037        $ 47,631
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $    860        $    474
    Accrued compensation and benefits                                      1,127             885
    Accrued expenses                                                       1,268             642
    Deferred revenue                                                       2,477           1,876
    Accrued royalties                                                        147           1,047
    Short-term subordinated notes payable                                    883               -
                                                                        --------        --------
          Total current liabilities                                        6,762           4,924

Subordinated notes payable                                                 3,532               -

Commitments and contingencies (Note J)

Stockholders' equity:
    Series A Preferred Stock, par value $.01 per share;
     noncumulative; 4,000 shares authorized; no shares
     issued and outstanding                                                    -               -
    Common Stock, par value $.01 per share; 30,000 shares
     authorized; 7,630 and 7,196 shares issued and
     outstanding                                                              76              72
    Additional paid-in capital                                            48,479          46,194
    Unearned compensation                                                   (105)           (440)
    Accumulated deficit                                                  (12,707)         (3,119)
                                                                        --------        --------
         Total stockholders' equity                                       35,743          42,707
                                                                        --------        --------

         Total liabilities and stockholders' equity                     $ 46,037        $ 47,631
                                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Year ended December 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                          ----       ----      ----
Revenue:
   Software                                             $ 15,783  $ 12,592  $ 8,312
   Services                                                6,011     4,381     2,627
   Royalties                                                   -         -       129
                                                        --------  --------  --------
        Total revenue                                     21,794    16,973    11,068
Cost of revenue:
   Cost of software                                        1,095       651       315
   Cost of services                                        2,590     1,709     1,194
   Cost of royalties                                           -         -        30
                                                        --------  --------  --------
        Total cost of revenue                              3,685     2,360     1,539

Gross margin                                              18,109    14,613     9,529

Operating expenses:
   Sales and marketing                                    11,872     8,500     5,378
   Research and development                                4,931     3,806     2,273
   General and administrative                              3,211     2,437     1,709
   Non-recurring charges                                   9,813         -       449
                                                        --------  --------  --------
        Total operating expenses                          29,827    14,743     9,809
                                                        --------  --------  --------

Loss from operations                                     (11,718)     (130)     (280)

Litigation settlement                                          -      (744)        -
Interest expense                                               -       (44)      (57)
Interest income                                            2,186     1,579        34
                                                        --------  --------  --------
Income (loss) before provision for income taxes           (9,532)      661      (303)
Provision for income taxes                                    56        20         -
                                                        --------  --------  --------
Net income (loss)                                       $ (9,588) $    641  $   (303)
                                                        ========  ========  ========

Net income (loss) per common share - basic              $  (1.31) $    .12  $   (.20)

Net income (loss) per common share - diluted            $  (1.31) $    .09  $   (.20)

Weighted average common shares outstanding - basic         7,337     5,364     1,552

Weighted average common shares outstanding - diluted       7,337     7,689     1,552


The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                                                          Total
                                        Series A                            Additional        Unearned   Accumulated   stockholders'
                                    Preferred Stock     Common Stock     paid-in capital   compensation    deficit       equity
                                    ---------------     ------------     ---------------   ------------    -------       ------
                                  Shares   Par value  Shares   Par value
                                  ------   ---------  ------   ---------
Balance at December 31, 1994       2,292    $  4,338    1,527   $   666                                  $   (3,457)    $  1,547
    Issuance of common stock
     under option plan                                     59        62                                                       62
    Net loss                                                                                                   (303)        (303)
                                  ------    --------   ------   -------                                  ----------     --------
Balance at December 31, 1995       2,292       4,338    1,586       728                                      (3,760)       1,306
    Change in par value                       (4,315)              (712)     $   5,027                                         -
    Issuance of common stock
     under option plan               125           1      127         1          1,017        $   (575)                      444
    Conversion of Series A
     preferred stock to common
     stock                        (2,417)        (24)   2,416        24                                                        -
    Conversion of convertible
     debt to common stock                                 654         7            647                                       654
    Issuance of common stock,
     net of issuance costs                              2,413        24         39,503                                    39,527
    Amortization of unearned
     compensation                                                                                  135                       135
    Net income                                                                                                  641          641
                                  ------    --------   ------   -------      ---------        --------   ----------     --------
Balance at December 31, 1996           -           -    7,196        72         46,194            (440)      (3,119)      42,707
    Issuance of common stock
     under stock plans                                    290         3          1,446                                     1,449
    Issuance of restricted
     common stock                                         144         1          1,031                                     1,032
    Stock options cancelled
     and amortization of
     unearned compensation                                                        (192)            335                       143
    Net loss                                                                                                 (9,588)      (9,588)
                                  ------    --------   ------   -------      ---------        --------   ----------     --------
Balance at December 31, 1997           -    $      -    7,630   $    76      $  48,479        $   (105)  $  (12,707)    $ 35,743
                                  ======    ========   ======   =======      =========        ========   ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                                                1997       1996      1995
                                                                                ----       ----      ----
Cash flows from operating activities:
  Net income (loss)                                                           $ (9,588)   $   641   $ (303)
  Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Charge for purchased research and development in process                9,095          -        -
         Depreciation and amortization                                           1,242        655      382
         Loss on disposal of property and equipment                                  4         16       35
         Noncash compensation charges                                              666        135        -
         Net changes in operating assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                                 (1,346)      (428)    (548)
            Other current assets                                                   575       (369)     (34)
            Accounts payable                                                       386         13      125
            Accrued expenses, compensation and benefits                            618        739      272
            Accrued royalties                                                     (900)       (72)      29
            Deferred revenue                                                       601        808      500
                                                                              --------    -------   ------
Net cash provided by operating activities                                        1,353      2,138      458
                                                                              --------    -------   ------

Cash flows from investing activities:
  Additions to property and equipment                                           (1,271)    (1,414)    (755)
  (Increase) decrease in other assets                                             (352)        66      (34)
  Acquisition of businesses                                                     (4,499)         -        -
  Sales (purchases) of short-term investments, net                              19,707    (34,092)       -
                                                                              --------    -------   ------
Net cash provided by (used in) investing activities                             13,585    (35,440)    (789)
                                                                              --------    -------   ------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock                          -     39,527        -
  Proceeds from exercise of stock options                                          925        445       62
                                                                              --------    -------   ------
Net cash provided by financing activities                                          925     39,972       62
                                                                              --------    -------   ------

Net cash increase (decrease) in cash and cash equivalents                       15,863      6,670     (269)
Cash and cash equivalents at beginning of year                                   7,112        442      711
                                                                              --------    -------   ------
Cash and cash equivalents at end of year                                      $ 22,975    $ 7,112   $  442
                                                                              ========    =======   ======

Supplemental disclosure of noncash financing transactions:
Conversion of convertible debt into common stock                              $      -    $   654   $    -
Issuance of subordinated notes payable                                        $  4,415    $     -   $    -
Issuance of restricted common stock                                           $  1,032    $     -   $    -

Supplemental disclosure:
Cash paid during the year for interest                                        $      -    $    38   $   57


The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

     The Company develops, markets and supports integrated software solutions for the automated functionality and load testing and quality management of client/server software applications. The Company also provides maintenance, training and consulting services in support of its product offerings. The Company operates in one industry segment and no customer accounted for 10% or more of total revenue in 1997, 1996 or 1995.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     The Company typically does not grant to its customers a contractual right to return software products. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specific products. The Company also provides reserves for customer receivable balances which are considered potentially uncollectible. The Company's allowances amounted to $345,000, $200,000 and $150,000 as of December 31, 1997, 1996 and 1995, respectively. The provision charged to general and administrative expenses was $362,000, $489,000 and $249,000 in 1997, 1996 and
1995, respectively, and write-offs against the allowances were $217,000, $439,000 and $139,000 in 1997, 1996 and 1995, respectively.

Deferred Revenue

     Service revenue (maintenance, training and consulting) which is not yet earned is included in deferred revenue.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are those with maturities in excess of three months but less than one year. All cash equivalents and short-term investments have been classified as available-for-sale and are reported at fair value with unrealized gains and losses included in stockholders' equity. For the years ended December 31, 1997 and 1996, unrealized gains and losses on available-for-sale securities were insignificant.

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

Completed Technology and Other Assets

     Completed technology of $1.0 million is included in other assets and is carried at cost less accumulated amortization, which is being provided on a straight-line basis over a period of three years, its estimated useful life (see Note B).

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Concentration of Credit Risk

     The Company invests its cash, cash equivalents and short-term investments primarily in U.S. Government and government agency securities, investment-grade commercial paper and money market accounts. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash, cash equivalents and short-term investments to date.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", allows companies to either account for stock-based compensation under the provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued to account for its stock-based

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compensation in accordance with the provisions of APB 25.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997, and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required for comparative purposes. Management does not expect the statement to have a material impact on the Company's financial disclosures.

     In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", which changes the manner in which public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS 131 for its fiscal year ending December 31, 1998.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of January 1, 1998 and does not expect adoption to have a material impact on the Company's financial results.

B.   ACQUISITIONS:

     On December 30, 1997, the Company acquired both SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as "SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method. The combined purchase had an aggregate consideration of approximately $10.1 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in subordinated notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.0 million. The purchase price was allocated to $1.0 million of completed technology, which is being amortized over three years, and $9.1 million to purchased research and development in process. The purchased research and development in process of $9.1 million had not reached technological feasibility, had no alternative future use and was valued using expected future

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products. Consequently, at the date of acquisition, the $9.1 million allocated to purchased research and development in process was recorded as a non-recurring charge.

     Set forth below are unaudited pro forma combined results of operations of the Company and SQLBench for the years ended December 31, 1997 and 1996 as if the SQLBench acquisition had been completed at the beginning of each year presented. The pro forma combined information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of SQLBench been completed as of January 1, 1997 or 1996 (amounts in thousands, except per share data).

                                                       Year ended
                                                       December 31,
                                                    1997         1996
                                                    ----         ----
Net revenue                                       $ 22,204         $17,317
Net loss                                          $(10,421)        $  (240)
Net loss per share - basic                        $  (1.39)        $  (.04)
Net loss per share - diluted                      $  (1.39)        $  (.04)

C.   DEVELOPMENT CONTRACTS AND ROYALTY ARRANGEMENTS:

     In 1991, the Company entered into a development agreement with Lotus Development Corporation to develop and provide support for certain versions of a product. The Company in turn subcontracted certain work to a third party to assist in the development. Development was completed in 1992. The Company earns royalties on sales of the product developed under this agreement. The Company also must pay a certain percentage of the royalties received to the third party who assisted with development. For the years ended December 31, 1997 and 1996, there were no royalties earned pursuant to this agreement. During the year ended December 31, 1995, the Company earned $101,000 pursuant to this agreement.

     In addition, the Company participates in other royalty arrangements with third parties and expenses such amounts as revenues from the related products are recognized.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of December 31 (in thousands):

                                                          1997       1996
                                                        -------    -------
Computer equipment                                      $ 3,483    $ 2,466
Office equipment                                             63         67
Furniture and fixtures                                      460        343
Leasehold improvements                                       74         76
                                                        -------    -------
                                                          4,080      2,952
Accumulated depreciation and amortization                (1,828)      (992)
                                                        -------    -------
                                                        $ 2,252    $ 1,960
                                                        =======    =======

     Depreciation and amortization of property and equipment amounted to $996,000, $591,000, and $258,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

E.   SUBORDINATED NOTES PAYABLE:

     In conjunction with the SQLBench acquisition, the Company issued $4.4 million of subordinated notes payable that bear interest at prime rate (8.5% at December 31, 1997).

     Subject to certain acceleration terms set forth below, the notes mature on December 30, 2002. Interest is payable in arrears semi-annually beginning on June 30, 1998 and on each December 31 and June 30 thereafter. If the holders of the notes terminate employment with the Company prior to December 30, 2000, no interest shall accrue with respect to any period following such termination. In the event that the note holders are either (i) employed by the Company as of the dates set forth below or (ii) terminated by the Company without cause or by reason of death or permanent disability, payments under the notes shall be made according to the following schedule (in thousands):

     Date                 Amount
     ----                 ------
     December 30, 1998    $  883
     December 30, 1999     2,649
     December 30, 2000       883
                          ------
     Total                $4,415

     The Company's Convertible Subordinated Notes were converted into 654,200 shares of common stock during the year ended December 31, 1996 at $1.00 per share.

F.   STOCKHOLDERS' EQUITY:

Common Stock

     In February 1996, the Board of Directors of the Company voted for the following, which were approved by the stockholders on February 16, 1996: (i) the reincorporation of the Company from a California corporation to a Delaware corporation; (ii) an amendment of the Company's Certificate of Incorporation

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to increase the number of authorized shares of common stock and preferred stock to 30 million and 9 million shares, respectively; (iii) the designation of 4 million shares of such 9 million shares of preferred stock as Series A preferred stock; (iv) the changing of the per share par value of the common stock and preferred stock from no par value to $.01 par value; (v) the amendment and restatement of the Company's 1989 Incentive and Non-Qualified Stock Option Plan, pursuant to which, among other things, the number of shares of common stock reserved for issuance pursuant to options granted pursuant to the plan was increased to 2,450,000 shares, the name of the plan was changed to the 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the "Option Plan"), and stock option grants to non-employee directors were authorized; and
(vi) the Employee Stock Purchase Plan, which permits eligible employees to purchase common stock of the Company up to a maximum of 100,000 shares of common stock.

     In May 1997, the stockholders of the Company approved the increase of 550,000 shares of common stock reserved for issuance pursuant to options granted pursuant to the Option Plan.

     In April 1996, the Company consummated an initial public offering of 3,162,500 shares of the Company's common stock ($.01 par value) at an initial public offering price of $18.00 per share. The total shares issued pursuant to the initial public offering consisted of 2 million shares sold by the Company, 750,000 shares sold by selling shareholders, and an additional 412,500 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs of $858,000, were approximately $39.5 million. Concurrent with the closing of the offering, all outstanding shares of Series A preferred stock were converted into common stock.

     In February 1994, the Company sold 500,000 shares of Series A preferred stock at a purchase price of $2.00 per share and received aggregate proceeds of $1.0 million in cash. The Company paid $75,000 in related issuance costs. This transaction included the sale of 375,000 shares of Series A preferred stock and the issuance of a non-qualified stock option to purchase 125,000 shares of Series A preferred stock exercisable at $2.00 per share, to an investor who became a member of the Board of Directors. The option vested over three years and provided that vesting of the option may be accelerated by the Board of Directors or upon occurrence of certain events, including a public offering, merger or liquidation. This option was exercised immediately prior to the closing of the initial public offering. The Company had also entered into a consulting agreement with this member of the Board of Directors. The Company paid no amounts in 1997 or 1996. In 1995, the Company paid a total of $120,000.

     In conjunction with the SQLBench acquisition, the Company issued approximately 144,000 shares of unregistered restricted stock which by agreement cannot be sold or otherwise disposed of for two years from the acquisition date.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Compensation Plans

     As of December 31, 1997, the Company has two stock-based compensation plans (the "Plans"). The Company applies APB 25 in accounting for the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under those Plans consistent with the methodology of SFAS 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                   1997      1996     1995
                                                 ---------  -------  -------
Net income (loss)                   As reported  $ (9,588)   $ 641    $(303)
                                    Pro forma    $(11,711)   $(511)   $(387)

Income (loss) per common share -
   basic                            As reported  $  (1.31)   $ .12    $(.20)
                                    Pro forma    $  (1.60)   $(.10)   $(.25)

Income (loss) per common share -
   diluted                          As reported  $  (1.31)   $ .09    $(.20)
                                    Pro forma    $  (1.60)   $(.10)   $(.25)


     For the years ended December 31, 1997, 1996 and 1995, total compensation cost recognized in pro forma loss for stock-based employee compensation awards was $2,123,000, $1,152,000 and $84,000, respectively.

     Since the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

Stock Option Plan

     The Option Plan provides for the grant of common stock options, for which there were 3 million shares of common stock reserved.

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

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table summarizes option activity:

                                                                               Weighted average
                                        Shares          Exercise prices         exercise prices
                                        ------          ---------------         ---------------
                                    (in thousands)
Outstanding at December 31, 1994            1,016       $ 1.00  -  $ 2.00          $  1.44
 Granted                                      826         2.00  -    3.50             2.39
 Exercised                                    (59)        1.00  -    2.00             1.06
 Canceled                                    (457)        1.00  -    3.50             1.79
                                            -----
Outstanding at December 31, 1995            1,326         1.00  -    3.50             1.93
 Granted                                      834         9.00  -   35.25            15.01
 Exercised                                   (127)        1.00  -    9.00             1.54
 Canceled                                    (183)        1.00  -   35.25            16.54
                                            -----
Outstanding at December 31, 1996            1,850         1.00  -   22.25             6.43
 Granted                                    1,177         8.50  -   18.00            10.64
 Exercised                                   (249)        1.00  -   11.25             2.33
 Canceled                                    (377)        1.00  -   16.63            10.25
                                            -----

Outstanding at December 31, 1997            2,401       $ 1.00  -  $22.25          $  8.32
                                            =====

     Subject to certain exceptions defined under the Option Plan, options expire 10 years from the date of grant. As of December 31, 1997, 1996 and 1995, options to purchase 877,000, 628,000 and 415,000 shares, respectively, were exercisable with a weighted average exercise price of $4.88, $2.51 and $1.43 per share, respectively.

     The weighted average fair value of the stock options granted during 1997, 1996 and 1995 was $5.78, $7.30 and $.68 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.1%, 5.9% and 7.1%; dividend yield of 0%; expected life of five years; and expected volatility of 60%, 47% and 0%.

     For various price ranges, weighted average information for options outstanding at December 31, 1997 were as follows:

                               Outstanding Options                     Exercisable Options
                   -------------------------------------------     -----------------------------
                                 Weighted
  Range of per                   average          Weighted                       Weighted
share exercise                  remaining life    average                     average exercise
    prices          Shares      (in years)      exercise price      Shares        price
    ------          ------       --------       --------------      ------        -----
$ 1.00 - $ 3.50    826,775       6.34           $ 1.98              647,675      $ 1.81
  8.50 -   9.00    546,924       9.27             8.96               80,784        9.00
  9.25 -  10.63    370,500       8.60             9.84               12,000        9.50
 10.75 -  14.00    438,438       9.19            12.69               76,938       13.44
 14.75 -  22.25    218,000       8.67            19.37               59,375       20.72
                 ---------                                          -------

$ 1.00 - $22.25  2,400,637       8.09           $ 8.32              876,772      $ 4.88

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

     On February 12, 1996, the Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan, under which eligible employees may purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation. A total of 100,000 shares of the Company's common stock are reserved for issuance under the stock purchase plan, of which approximately 37,000 shares have been issued as of December 31, 1997. No shares had been issued as of December 31, 1996.

     For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following assumptions for 1997 and 1996: risk-free interest rate of 5.3% and 5.4%; dividend yield of 0%; expected life of six months; and expected volatility of 60%.

G.   NET INCOME (LOSS) PER SHARE:

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under the new standard, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. All net income (loss) per common share amounts have been restated to conform to the requirements of SFAS 128.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                   1997      1996    1995
                                                                 ---------  ------  -------
Net income (loss)                                                 $(9,588)  $  641  $ (303)
Plus income impact of assumed conversions
   Interest on convertible debt to shareholders, net of tax             -       27       -
                                                                  -------   ------  ------
Net income (loss) plus assumed conversions                         (9,588)     668    (303)

Weighted average shares used in net income (loss) per share -
   basic                                                            7,337    5,364   1,552

   Effect of dilutive securities:
      Employee and director stock options                               -    1,164       -
      Preferred stock                                                   -      614       -
      Convertible debt to stockholders                                  -      547       -
                                                                  -------   ------  ------
   Dilutive potential common shares                                     -    2,325       -
                                                                  -------   ------  ------
Weighted average shares used in net income (loss) per
   common share - diluted                                           7,337    7,689   1,552
                                                                  =======   ======  ======

Net income (loss) per common share - basic                        $ (1.31)  $  .12  $ (.20)
                                                                  =======   ======  ======
Net income (loss) per common share - diluted                      $ (1.31)  $  .09  $ (.20)
                                                                  =======   ======  ======


     Options to purchase 584,000 weighted average shares of common stock at an average exercise price of $8.32 per share were outstanding for the year ended December 31, 1997, but were not included in the calculation of diluted net loss per common share because their inclusion would have been antidilutive. Options to purchase 24,000 weighted average shares of common stock at an average exercise price of $21.44 were outstanding for the year ended December 31, 1996, but were not included in the calculation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares for the period. Options to purchase 1.2 million weighted average shares of common stock at an average exercise price of $1.72 per share were outstanding for the year ended December 31, 1995, but were not included in the calculation of diluted net loss per common share because their inclusion would have been antidilutive.

H.   EMPLOYEE SAVINGS PLAN:

     On November 1, 1990, the Company established the Segue Software, Inc. 401(k) Plan, under which all employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 1997, 1996 and 1995.

I.   INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

components of the net deferred tax asset are as follows (in thousands):

                                                 1997      1996
                                               --------  --------
Gross deferred tax assets
-------------------------
Federal and state net operating
  loss carryforwards                           $ 1,619   $ 1,004
Acquired intangible assets                       2,575         0
Accrued and deferred compensation                  160        43
Research and development credits                 1,047       764
Other                                              368       183
                                               -------   -------
Total assets                                   $ 5,769   $ 1,994
                                               -------   -------

Gross deferred tax liability
----------------------------
Fixed assets                                   $   (47)  $   (83)
                                               -------   -------
Total liability                                    (47)      (83)
                                               -------   -------
Valuation allowance                             (5,722)   (1,911)
                                               -------   -------
Net deferred tax asset                         $     0   $     0
                                               =======   =======


     The Company had a provision for income taxes of $56,000 and $20,000 in 1997 and 1996, respectively, principally for state taxes. There was no provision for income taxes in 1995. As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $4.5 million and state net operating loss carryforwards of $1.8 million, of which $3,119,000 relates to deductions attributable to the exercise of non-qualified stock options and employees' disposition of stock acquired through incentive stock options, as well as $821,000 of federal tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1998 through 2012 and may be subject to annual limitations as a result of changes in the Company's ownership. Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credits. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J.   COMMITMENTS AND CONTINGENCIES:

Lease Commitments

     The Company leases facilities for its headquarters in Massachusetts under non-cancelable operating leases that expire in 1998. The Company also leases certain U.S. and foreign sales offices and certain equipment under various leases with lease terms ranging from month-to-month up to three years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases with non-cancelable terms are as follows as of December 31, 1997 (in thousands):

     1998    $558
     1999      95
     2000      19
             ----
             $672
             ====

     Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $680,000, $585,000 and $263,000, respectively.

Royalty Commitments

     In November 1996, the Company entered into an agreement with a vendor who licensed specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company was required to pay $1.0 million in royalties by December 31, 1997. As of December 31, 1996, the Company had paid $100,000 and recorded a minimum royalty commitment of $900,000. Royalty expense was recognized based upon the sale of the related product. As of December 31, 1997, the Company had paid $800,000 in total and recognized royalty expense of $170,000 related to the royalty agreement. In December 1997, the Company acquired the vendor (see Note B) with the existing royalty agreement being terminated. The remaining prepaid royalty of $630,000 was refunded to the Company in conjunction with the acquisition.

K.   NON-RECURRING CHARGES:

     In the fourth quarter of 1997, the Company recognized a charge of $9.1 million related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer. The charge of $718,000 consisted of $195,000 in severance and $523,000 in accelerated vesting of options for common stock.

     For the year ended December 31, 1995, severance charges reflect costs incurred pursuant to an employment separation agreement dated as of June 30, 1995 between the Company and its former Chief Executive Officer.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

M.   SUBSEQUENT EVENT:

     In the second quarter of 1998, the Company expects to enter into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, at an annual rental rate of approximately $2.2 million. The lease expires in October, 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.