Form 10-Q
period 1998-03-31
SEGUE SOFTWARE INC
filed 1998-05-12
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

     The number of shares of Registrant's Common Stock outstanding as of May 4, 1998, was 8,003,335.

                             SEGUE SOFTWARE, INC.

                                     INDEX


                                                              Page No.
                                                              --------


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited)
               March 31, 1998 and December 31, 1997                2

          Consolidated Statements of Operations (unaudited)
               Three Months ended March 31, 1998 and 1997          3

          Consolidated Statements of Cash Flows (unaudited)
               Three Months ended March 31, 1998 and 1997          4

          Notes to Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibits Index

PART I.   FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                  March 31,            December 31,
                                                                                    1998                  1997
                                                                                ------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 32,828              $ 22,975
   Short-term investments                                                            4,474                14,385
   Accounts receivable, net of allowances of $400 and $345                           6,210                 4,308
   Other current assets                                                              1,124                   615
                                                                                  --------              --------
      Total current assets                                                          44,636                42,283

Property and equipment, net                                                          2,082                 2,252
Other assets                                                                         1,859                 1,502
                                                                                  --------              --------
      Total assets                                                                $ 48,577              $ 46,037
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term subordinated notes payable                                          $    883              $    883
   Accounts payable                                                                    642                   860
   Accrued compensation and benefits                                                 1,225                 1,127
   Accrued expenses                                                                  1,298                 1,268
   Deferred revenue                                                                  2,837                 2,477
   Accrued royalties                                                                 1,127                   147
                                                                                  --------              --------
      Total current liabilities                                                      8,012                 6,762

Subordinated notes payable                                                           3,532                 3,532

Stockholders' equity:
   Series A Preferred Stock, par value $.01 per share; noncumulative;
      4,000 shares authorized; no shares issued and outstanding                          -                     -
   Common Stock, par value $.01 per share; 30,000 shares
      authorized; 7,951 and 7,630 shares issued and outstanding                         80                    76
   Additional paid-in capital                                                       49,288                48,479
   Unearned compensation                                                               (45)                 (105)
   Cumulative translation adjustments                                                    5                     -
   Accumulated deficit                                                             (12,295)              (12,707)
                                                                                  --------              --------
      Total stockholders' equity                                                    37,033                35,743
                                                                                  --------              --------
      Total liabilities and stockholders' equity                                  $ 48,577              $ 46,037
                                                                                  ========              ========


The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                        1998               1997
                                                      ------             ------
Revenue:
   Software                                           $5,679             $4,006
   Services                                            1,782              1,395
                                                      ------             ------
      Total revenue                                    7,461              5,401

Cost of revenue:
   Cost of software                                      422                199
   Cost of services                                      754                544
                                                      ------             ------
      Total cost of revenue                            1,176                743

Gross margin                                           6,285              4,658

Operating expenses:
   Sales and marketing                                 3,883              2,577
   Research and development                            1,503              1,089
   General and administrative                            862                780
                                                      ------             ------
      Total operating expenses                         6,248              4,446
                                                      ------             ------

Income from operations                                    37                212

Other income, net                                        401                534
                                                      ------             ------
Income before provision for income taxes                 438                746
Provision for income taxes                                26                 48
                                                      ------             ------
Net income                                            $  412             $  698
                                                      ======             ======

Net income per common share - basic                   $  .05             $  .10
Net income per common share - diluted                 $  .05             $  .09

Weighted average common shares
   outstanding - basic                                 7,761              7,222
Weighted average common shares
   outstanding - diluted                               8,375              8,088


The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                    -------------------------
                                                                      1998             1997
                                                                    --------         --------
Cash flows from operating activities:
   Net income                                                       $   412          $   698
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                  453              206
         Noncash compensation charges                                    13               36
         Net changes in operating assets and liabilities:
            Accounts receivable                                      (1,902)            (778)
            Other current assets                                        (16)            (202)
            Accounts payable                                           (218)             (59)
            Accrued expenses, compensation and benefits                 128             (296)
            Deferred revenue                                            360              202
                                                                    -------          -------
Net cash used in operating activities                                  (770)            (193)
                                                                    -------          -------

Cash flows from investing activities:
   Additions to property and equipment                                 (136)            (364)
   Increase in other assets                                             (29)               -
   Maturities (purchases) of short-term investments, net              9,911             (638)
                                                                    -------          -------
Net cash provided by (used in) investing activities                   9,746           (1,002)
                                                                    -------          -------

Cash flows from financing activities:
   Proceeds from stock options and stock purchase plan                  877              299
                                                                    -------          -------
Net cash provided by financing activities                               877              299
                                                                    -------          -------

Net increase (decrease) in cash and cash equivalents                  9,853             (896)
Cash and cash equivalents, beginning of period                       22,975            7,112
                                                                    -------          -------

Cash and cash equivalents, end of period                            $32,828          $ 6,216
                                                                    =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in its 1997 Annual Report on Form 10-K.

    This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Three months ended
                                                   March 31,
                                              -------------------
                                               1998         1997
                                              ------       ------

Net income                                    $  412       $  698

Weighted average shares used in net
 income per share - basic                      7,761        7,222
Effect of dilutive securities:
   Employee and director stock options           614          866
                                              ------       ------
Weighted average shares used in net
 income per share - diluted                    8,375        8,088
                                              ======       ======


Net income per common share - basic           $  .05       $  .10
                                              ======       ======
Net income per common share - diluted         $  .05       $  .09
                                              ======       ======

3. In March 1998, the Company entered into an agreement with a vendor whereby the vendor will license specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company is required to pay a nonrefundable non-recurring engineering and initial license fee ("NRE") of $480,000 during the second quarter of 1998 and $500,000 in royalties by September 30, 1998. As of March 31, 1998, the Company recorded the minimum commitment of $980,000. The NRE fee will be amortized over two years, beginning in the second quarter of 1998, and the royalty expense will be recognized based upon sales of the related product.

4. In April 1998, the Company entered into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998 at an annual rental rate of approximately $2.2 million. The lease expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                        Percentage of Revenue for the
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1998           1997
                                                           ------         ------
Revenue:
   Software                                                 76.1%          74.2%
   Services                                                 23.9           25.8
                                                           -----          -----
      Total revenue                                        100.0          100.0

Cost of revenue:
   Cost of software                                          5.7            3.7
   Cost of services                                         10.1           10.1
                                                           -----          -----
      Total cost of revenue                                 15.8           13.8

Gross margin                                                84.2           86.2

Operating expenses:
   Sales and marketing                                      52.0           47.7
   Research and development                                 20.1           20.2
   General and administrative                               11.6           14.4
                                                           -----          -----
      Total operating expenses                              83.7           82.3

Income from operations                                       0.5            3.9

Other income, net                                            5.4            9.9
                                                           -----          -----
Income before provision for income taxes                     5.9           13.8
Provision for income taxes                                   0.4            0.9
                                                           -----          -----
Net income                                                   5.5%          12.9%
                                                           =====          =====

REVENUE

      Revenue from Software. Software revenue increased 42% to $5.7 million during the first quarter of 1998 from $4.0 million in the first quarter of 1997. The increases in software revenue are primarily the result of increased unit shipments due to an increase in the demand for automated testing products; the introduction by the Company of new and upgraded products; increased market acceptance of the families of products including its Web application testing products and load testing products introduced in 1997; and expansion of the Company's sales and marketing activities.

     The increase in software revenue came largely through the direct domestic channel. International revenue accounted for 14% and 10% of total software revenue in the first quarter of 1998 and 1997, respectively.

     In addition, the mix of software license revenue changed from the first quarter of 1997 to the first quarter of 1998. SilkTest and SilkPerformer, which target the e-commerce testing markets, were not available until May 1997 and September 1997, respectively. These products represented 41% of total software revenue in the first quarter of 1998. QA Performer and SilkPerformer, which target the load testing markets, in total represented 17% and 1% of total software revenue in the first quarter of 1998 and 1997, respectively.

     Revenue from Services. Service revenue increased 28% to $1.8 million during the first quarter of 1998 from $1.4 million in the first quarter of 1997 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. Due to growth of the installed base of licenses sold, training and consulting revenue increased 10% and maintenance revenue increased 38%.

COST OF REVENUE

     Cost of Software. Cost of software increased 112% to $422,000 during the first quarter of 1998 from $199,000 in the first quarter of 1997. The increase over the comparable period in 1997 is due to the cost of upgrading the installed base with new versions of SilkTest and QA Partner and due to the amortization of intangible assets mainly related to the SQLBench acquisition and the internationalization of QA Partner.

     In March 1998, the Company licensed technology from a vendor to be bundled with certain Segue products. The Company is required to pay an NRE fee of $480,000 and royalties to the vendor based on the net sales of the bundled products. The Company has guaranteed royalty payments of $500,000 for 1998.
The NRE fee will be amortized over two years, beginning in the second quarter of 1998. The amortization and the guaranteed royalty payments may cause the cost of software to increase as a percentage of revenue.

     Cost of Services. Cost of services increased 39% to $754,000 during the first quarter of 1998 from $544,000 in the first quarter of 1997. As a percent of services revenue, costs in the current quarter increased to 42% from 39% in the corresponding prior year period. The increases in the current quarter over the prior year are largely the result of the increase in the number of employees in both the training and consulting and technical support groups, from 22 employees as of March 31, 1997 to 26 employees as of March 31, 1998. This increase is also attributable to costs related to the delivery of training and consulting services, such as travel and equipment rental.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 51% to $3.9 million during the first quarter of 1998 from $2.6 million in the first quarter of 1997. Sales and marketing expenses were 52% and 48% of total revenue in the first quarter of 1998 and 1997, respectively. These increases are largely due to increases in the number of sales and marketing personnel, commissions as a result of higher revenue levels, recruiting fees and travel costs. The number of employees in sales and marketing totaled 70 as of March 31, 1998, an increase of 18 employees over the same period last year.

     Research and Development. Research and development expenses increased 38% to $1.5 million during the first quarter of 1998 from $1.1 million in the first quarter of 1997. Research and development expenses were 20% of total revenue in the first quarter of 1998 and 1997. The absolute dollar increase is largely due to the growth of the research and development staff in order to continue to develop new products and to enhance existing products. The staff grew to 51 employees as of March 31, 1998, which includes 11 in Austria due to the December 1997 SQLBench acquisition, from 39 employees as of March 31, 1997.

     General and Administrative. General and administrative expenses increased 11% to $862,000 during the first quarter of 1998 from $780,000 in the first quarter of 1997. General and administrative expenses were 12% and 14% of total revenue in the first quarter of 1998 and 1997, respectively. The absolute dollar increase is largely attributable to increased employment of both executive and administrative personnel.

OTHER INCOME, NET

     Other income, net decreased 25% to $401,000 during the first quarter of 1998 from $534,000 in the first quarter of 1997. This decrease is largely due to interest expense of $94,000 recognized in the first quarter of 1998 related to subordinated notes payable.

PROVISION FOR INCOME TAXES

     The Company recorded provisions for state income taxes of $26,000 and $48,000 for the three months ended March 31, 1998 and 1997, respectively, but no provisions for federal income taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1998, the Company used $770,000 for operating activities, resulting from the growth in accounts receivable offset by net income and deferred revenue.

     In the first quarter of 1998, the Company generated $9.7 million from investing activities, mainly as a result of maturities of short-term investments. The Company generated funds from financing activities of $877,000 related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

     In April 1998, the Company entered into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, at an annual rental rate of approximately $2.2 million. The lease expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal products; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products; risks related to the management of the Company's growth; risks related to the Company's ability to integrate acquisitions already completed as well as others that may occur; risks related to the development of the Company's sales and marketing strategy; risks related to Year 2000 compliance of the Company's internal systems; the Company's ability to attract, train and retain qualified personnel; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, the Company has significantly changed the executive management team and the sales management team under the direction of a new Chief Executive Officer. In conjunction with these management changes, the Company has refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such change. Furthermore, a significant portion of the Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
          27.1   Financial Data Schedule
     (b)  Reports on Form 8-K:
          On January 14, 1998, the Company filed a Report under Item 5 on Form 8-K. On March 16, 1998, the Company filed an amendment to the Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1998


                              SEGUE SOFTWARE, INC.



                              /s/ STEPHEN B. BUTLER
                              ----------------------------
                              Chief Executive Officer


                              /s/ J. JEFFREY BINGENHEIMER
                              ---------------------------
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
No.       Description
---       -----------

27.1      Financial Data Schedule