Form 10-Q
period 1998-06-30
SEGUE SOFTWARE INC
filed 1998-08-14
CIK 894572

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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



                     201 Spring Street Lexington, MA 02421
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (781) 402-1000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]    NO  [_]

     The number of shares of Registrant's Common Stock outstanding as of August 3, 1998, was 8,203,460.

                              SEGUE SOFTWARE, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets (unaudited)
             June 30, 1998 and December 31, 1997                          2

           Consolidated Statements of Operations (unaudited)
             Three and six months ended June 30, 1998 and 1997            3

           Consolidated Statements of Cash Flows (unaudited)
             Six months ended June 30, 1998 and 1997                      4

           Notes to Consolidated Financial Statements (unaudited)         5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders           12

Item 6.    Exhibits and Reports on Form 8-K                              12

Signatures                                                               13

Exhibits Index                                                           14

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       June 30,            December 31,
                                                                         1998                  1997
                                                                    ------------          ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 36,922              $ 22,975
   Short-term investments                                                     -                14,385
   Accounts receivable, net of allowances of $415 and $345                7,219                 4,308
   Other current assets                                                   1,729                   615
                                                                       --------              --------
      Total current assets                                               45,870                42,283

Property and equipment, net                                               1,884                 2,252
Other assets                                                              1,628                 1,502
                                                                       --------              --------
      Total assets                                                     $ 49,382              $ 46,037
                                                                       ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term subordinated notes payable                               $    883              $    883
   Accounts payable                                                         906                   860
   Accrued compensation and benefits                                      1,381                 1,127
   Accrued expenses                                                       1,185                 1,268
   Deferred revenue                                                       2,970                 2,477
   Accrued royalties                                                        347                   147
                                                                       --------              --------
      Total current liabilities                                           7,672                 6,762

Subordinated notes payable                                                3,532                 3,532

Stockholders' equity:
   Series A Preferred Stock, par value $.01 per share; noncumulative;
     4,000 shares authorized; no shares issued and outstanding                -                     -
   Common Stock, par value $.01 per share; 30,000 shares
      authorized; 8,142 and 7,630 shares issued and outstanding              81                    76
   Additional paid-in capital                                            49,810                48,479
   Unearned compensation                                                    (33)                 (105)
   Cumulative translation adjustment                                         (3)                    -
   Accumulated deficit                                                  (11,677)              (12,707)
                                                                       --------              --------

      Total stockholders' equity                                         38,178                35,743
                                                                       --------              --------

      Total liabilities and stockholders' equity                       $ 49,382              $ 46,037
                                                                       ========              ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            Three months ended          Six months ended
                                                 June 30,                   June 30,
                                         ------------------------  ---------------------------
                                             1998         1997         1998           1997
                                         ----------  ------------  -----------  --------------
Revenue:
   Software                                  $6,018       $3,864       $11,697        $ 7,870
   Services                                   2,786        1,488         4,568          2,883
                                             ------       ------       -------        -------
      Total revenue                           8,804        5,352        16,265         10,753

Cost of revenue:
   Cost of software                             557          188           979            387
   Cost of services                           1,295          677         2,049          1,221
                                             ------       ------       -------        -------
      Total cost of revenue                   1,852          865         3,028          1,608

Gross margin                                  6,952        4,487        13,237          9,145

Operating expenses:
   Sales and marketing                        4,149        2,823         8,032          5,400
   Research and development                   1,663        1,288         3,166          2,377
   General and administrative                   905          783         1,767          1,563
                                             ------       ------       -------        -------
      Total operating expenses                6,717        4,894        12,965          9,340
                                             ------       ------       -------        -------
Income (loss) from operations                   235         (407)          272           (195)
Other income, net                               413          546           814          1,080
                                             ------       ------       -------        -------
Income before provision for
   income taxes                                 648          139         1,086            885
Provision for income taxes                       30            8            56             56
                                             ------       ------       -------        -------
Net income                                   $  618       $  131       $ 1,030        $   829
                                             ======       ======       =======        =======
Net income per common share - basic          $  .08       $  .02       $   .13        $   .11
Net income per common share - diluted        $  .07       $  .02       $   .12        $   .10
Weighted average common shares
 outstanding - basic                          8,041        7,299         7,902          7,261
Weighted average common shares
 outstanding - diluted                        8,740        7,883         8,645          7,996

  The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                Six months ended
                                                                    June 30,
                                                        --------------------------------
                                                            1998                1997
                                                        -----------         ------------
Cash flows from operating activities:
   Net income                                             $ 1,030            $    829
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                      1,088                 459
         Noncash compensation charges                          19                  72
         Net changes in operating assets and
          liabilities:
            Accounts receivable                            (2,911)             (1,173)
            Other current assets                           (1,037)               (617)
            Accounts payable                                   46                 209
            Accrued expenses, compensation and                171                (121)
             benefits
            Accrued royalties                                   -                (100)
            Deferred revenue                                  493                 370
                                                          -------            --------
Net cash used in operating activities                      (1,101)                (72)
                                                          -------            --------
Cash flows from investing activities:
   Additions to property and equipment                       (236)             (1,004)
   Increase in other assets                                  (490)                 (1)
   Maturities of short-term investments                    16,200              33,000
   Purchases of short-term investments                     (1,815)            (32,067)
                                                          -------            --------
Net cash provided by (used in) investing activities        13,659                 (72)
                                                          -------            --------
Cash flows from financing activities:
   Proceeds from stock options and stock purchase
      plan                                                  1,389                 465
                                                          -------            --------
Net cash provided by financing activities                   1,389                 465
                                                          -------            --------
Net increase in cash and cash equivalents                  13,947                 321
Cash and cash equivalents, beginning of period             22,975               7,112
                                                          -------            --------
Cash and cash equivalents, end of period                  $36,922            $  7,433
                                                          =======            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

2. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                   Three months ended          Six months ended
                                                         June 30,                  June 30,
                                                   -------------------        -------------------
                                                     1998         1997         1998          1997
                                                   ------       ------       ------        ------
Net income                                         $  618       $  131       $1,030        $  829

Weighted average shares used in net
   income per share - basic                         8,041        7,299        7,902         7,261

Effect of dilutive securities:
   Employee and director stock
   options                                            699          584          743           735
                                                   ------       ------       ------        ------

Weighted average shares used in net                 8,740        7,883        8,645         7,996
   income per share - diluted                      ======       ======       ======        ======

Net income per common share - basic                $  .08       $  .02       $  .13        $  .11
Net income per common share - diluted              $  .07       $  .02       $  .12        $  .10

     Options to purchase 174,000 and 664,000 shares of common stock outstanding at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three month periods ended June 30, 1998 and 1997, respectively. Options to purchase 415,000 and 629,000 shares of common stock outstanding at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the six month periods ended June 30, 1998 and 1997, respectively.

3. In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company paid a nonrefundable non-recurring engineering and initial license fee ("NRE") of $480,000 during the second quarter of 1998 and $300,000 of the guaranteed $500,000 royalties, the remainder of which will be paid by September 30, 1998. The NRE fee is being amortized into cost of software revenue over two years, beginning in the second quarter of 1998, and the royalty expense will be recognized as cost of software revenue based upon sales of the related product. As of June 30, 1998, there were minimal sales of the related product.

4. In April 1998, the Company entered into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, which expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

     Future minimum payments under the lease are as follows (in thousands):



                August 1, 1998 - December 31, 1998    $   523
                1999                                    1,860
                2000                                    2,093
                2001                                    2,093
                2002                                    2,093
                Thereafter                             10,406
                                                      -------
                                                      $19,068
                                                      =======

5. The Company recorded provisions for state income taxes of $30,000 and $8,000 for the second quarter of 1998 and 1997, respectively, and a total of $56,000 for the six month periods ended June 30, 1998 and 1997, but no provisions for federal income taxes due to utilization of net operating loss carryforwards.

6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income, net of taxes, for the three and six months ended June 30, 1998, was $610,000 and $1,027,000, respectively, which consists of net income and the net changes in foreign currency translation adjustment. For the three and six months ended June 30, 1997, comprehensive income equaled net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

     Revenue from Software. Software revenue increased 56% to $6.0 million during the second quarter of 1998 from $3.9 million in the second quarter of 1997. For the six month period ended June 30, 1998, software revenue increased 49% to $11.7 million from $7.9 million for the first six months of 1997. The increases in software revenue are primarily the result of increased unit shipments due to an increase in the demand for automated testing products; the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997; and expansion of sales and marketing activities. The absolute dollar increase in software revenue came largely through the direct domestic channel. International revenue accounted for 13% and 11% of total software revenue in the second quarter of 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 respectively, international revenue accounted for 13% and 10% of total software revenue.

     In addition, the mix of software revenue changed during the three and six months ended June 30, 1998 from the three and six months ended June 30, 1997. SilkTest and SilkPerformer, which target the e-commerce testing markets, were not available until May 1997 and September 1997, respectively. SilkTest and SilkPerformer represented 52% and 47% of total software revenue in the three and six months ended June 30, 1998, respectively. SilkTest represented 18% and 9% of total software revenue in the three and six months ended June 30, 1997, respectively. QA Performer and SilkPerformer, which target the load testing markets, in total represented 19% and 18% of total software revenue in the three and six months ended June 30, 1998, respectively. QA Performer represented 2% of total software revenue in the three and six months ended June 30, 1997, respectively.

     Revenue from Services. Service revenue increased 87% to $2.8 million during the second quarter of 1998 from $1.5 million in the second quarter of 1997 driven by the increase in maintenance revenue and training and consulting revenue related to the increase in software licenses sold. For the three month period ended June 30, 1998, training and consulting revenue increased 200% and maintenance revenue increased 35% over the comparable period in 1997. For the six month period ended June 30, 1998, service revenue increased 58% to $4.6 million from $2.9 million for the corresponding prior year period. For the six month period ended June 30, 1998, training and consulting revenue increased 101%, while maintenance revenue increased 36% over the comparable period in 1997. These increases were driven largely by an increase in software licenses sold. The increase in training and consulting revenue is also due to the introduction of the LiveQuality scenario testing solutions, which consist of a combination of product and consulting services, in the second quarter of 1998.

COST OF REVENUE

     Cost of Software. Cost of software increased 196% to $557,000 during the second quarter of 1998 from $188,000 in the second quarter of 1997. For the six month period ended June 30, 1998, cost of software increased 153% to $979,000 from $387,000 for the six month period ended June 30, 1997. As a percent of software revenue, costs in the current quarter increased to 9% from 5% in the corresponding prior year period. For the six month period ended June 30, 1998, cost of software as a percent of software revenue increased to 8% from 5% in the corresponding prior year period. These increases are due to the amortization of intangible assets primarily related to the SQLBench acquisition, the internationalization of QA Partner, and the NRE fee noted below. These increases are also attributable to the cost of upgrading the installed base with new versions of various products as well as royalties payable to third parties.

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company paid a nonrefundable non-recurring engineering and initial license fee ("NRE") of $480,000 during the second quarter of 1998 and $300,000 of the guaranteed $500,000 royalties, the remainder of which will be paid by September 30, 1998. The NRE fee is being amortized into cost of software revenue over two years, beginning in the second quarter of 1998, and the royalty expense will be recognized as cost of software revenue based upon sales of the related product. As of June 30, 1998, there were minimal sales of the related product. The amortization and the guaranteed royalty payments may cause the cost of software to increase as a percentage of revenue.

     Cost of Services. Cost of services increased 91% to $1.3 million during the second quarter of 1998 from $677,000 in the second quarter of 1997. For the six month period ended June 30, 1998, cost of services increased 68% to $2.0 million from $1.2 million for the six months ended June 30, 1997. For the three months ended June 30, 1998 and 1997, cost of services as a percent of services revenue was 46%. For the six months ended June 30, 1998, cost of services as a percent of services revenue increased to 45% from 42% in the corresponding prior year period. The increases, in absolute dollars, in the current quarter over the prior year and for the current six months over the comparable six month period in the prior year are largely due to the fact that the Company began to use third party consultants to assist in LiveQuality solution implementations in the second quarter of 1998. The Company expects to continue using third party consultants in the future. The increases are also due to the increase in the number of employees in both the training and consulting and technical support groups.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 47% to $4.2 million during the second quarter of 1998 from $2.8 million in the second quarter of 1997. For the six months ended June 30, 1998, sales and marketing expenses increased 49% to $8.0 million from $5.4 million for the first six months of 1997. Sales and marketing expenses were 47% and 53% of total revenue in the second quarter of 1998 and 1997, respectively, and 49% and 50% of total revenue during the six month periods ended June 30, 1998 and 1997, respectively. The absolute dollar increases in the current quarter over the prior year and for the current six months over the comparable six month period in the prior year are largely due to increases in the number of sales personnel, commissions as a result of higher revenue levels, and travel costs.

     Research and Development. Research and development expenses increased 29% to $1.7 million during the second quarter of 1998 from $1.3 million in the second quarter of 1997. For the six months ended June 30, 1998, research and development expenses increased 33% to $3.2 million from $2.4 million for the first six months of 1997. Research and development expenses were 19% and 24% of total revenue in the second quarter of 1998 and 1997, respectively, and 20% and 22% of total revenue during the six month periods ended June 30, 1998 and 1997, respectively. The absolute dollar increases in the current quarter over the prior year and for the current six months over the comparable six month period in the prior year are largely due to the increase in the number of employees, including employees from the December 1997 SQLBench acquisition.

     General and Administrative. General and administrative expenses increased 16% to $905,000 during the second quarter of 1998 from $783,000 in the second quarter of 1997. For the six months ended June 30, 1998, general and administrative expenses increased 13% to $1.8 million from $1.6 million for the first six months of 1997. General and administrative expenses were 10% and 15% of total revenue during the second quarter of 1998 and 1997, respectively, and 11% and 15% of total revenue during the six month periods ended June 30, 1998 and 1997, respectively. The absolute dollar increases in the current quarter over the prior year and for the current six months over the comparable six month period in the prior year are largely attributable to increased employment of both executive and administrative personnel and increased professional fees associated with the growth of the Company.

OTHER INCOME, NET

     Other income, net decreased 24% to $413,000 during the second quarter of 1998 from $546,000 in the second quarter of 1997. For the six months ended June 30, 1998, other income, net decreased 25% to $814,000 from $1.1 million for the first six months of 1997. These decreases are largely due to interest expense of $97,000 and $191,000 recognized in the second quarter of 1998 and the six month period ended June 30, 1998, respectively, related to the subordinated notes payable which were issued in December 1997.

PROVISION FOR INCOME TAXES

     The Company recorded provisions for state income taxes of $30,000 and $8,000 for the second quarter of 1998 and 1997, respectively, and a total of $56,000 for the six month periods ended June 30, 1998 and 1997, but no provisions for federal income taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 1998, the Company used $1.1 million for operating activities, resulting from the growth in accounts receivable and other current assets, offset by net income and deferred revenue.

     The Company generated $13.7 million from investing activities in the first six months of 1998, mainly as a result of maturities of short-term investments.

     The Company generated funds from financing activities of $1.4 million in the first six months of 1998, related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

     In April 1998, the Company entered into a nine year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, which expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

     Future minimum payments under the lease are as follows (in thousands):



                 August 1, 1998 - December 31, 1998    $   523
                 1999                                    1,860
                 2000                                    2,093
                 2001                                    2,093
                 2002                                    2,093
                 Thereafter                             10,406
                                                       -------
                                                       $19,068
                                                       =======


     Long-term cash requirements, other than normal operating expenses, are anticipated for the completion of the new corporate headquarters facility, the development of new software products and enhancements of existing products, the opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades. In addition, the Company expects that any costs incurred to modify its internal systems will not be material. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 5, 1998, the following individuals were elected to the Board of Directors:


                                          Votes For   Votes Withheld
                                          ---------   --------------
             James H. Simons              5,703,086       346,775
             Stephen B. Butler            5,703,086       346,775
             Leonard E. Baum              5,703,086       346,775
             Ronald D. Fisher             5,703,086       346,775
             John R. Levine               5,703,086       346,775
             Howard L. Morgan             5,703,086       346,775


The following proposals were approved at the Company's Annual Meeting:


                                                        Votes             Votes            Votes
                                                         For              Against         Withheld
                                                        -----             -------         --------
1. Amendment of the Company's Amended and
   Restated Incentive and Non-Qualified
   Stock Option Plan, increasing the
   maximum number of shares of common stock
   available for issuance from 3,000,000 to
   3,250,000.                                         5,109,671           935,436           4,754

2. Amendment to the Company's 1996 Employee
   Stock Purchase Plan to increase the
   maximum number of shares of Common Stock
   that may be purchased from 100,000
   to 200,000 shares.                                 5,950,333            94,224           5,304

3. Ratification of the appointment of
   PricewaterhouseCoopers LLP as independent
   public accountants for the fiscal
   year ending December 31, 1998.                     6,041,223             1,465           7,173


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            10.14 Sublease Agreement dated March 31, 1998 by and between Media One of Delaware, Inc. and Segue Software, Inc.
            27.1   Financial Data Schedule

     (b)    Reports on Form 8-K:
            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998


                              SEGUE SOFTWARE, INC.



                              /s/ STEPHEN B. BUTLER
                              ---------------------
                              Chief Executive Officer


                              /s/ CARL D. BLANDINO
                              --------------------
                              Chief Financial Officer and
                              Senior Vice President
                              of Administration

                               INDEX TO EXHIBITS

Exhibit

No.       Description
---       -----------

10.14 Sublease Agreement dated March 31, 1998 by and between Media One of Delaware, Inc. and Segue Software, Inc.

27.1      Financial Data Schedule