Form 10-Q
period 1998-09-30
SEGUE SOFTWARE INC
filed 1998-11-13
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     The number of shares of Registrant's Common Stock outstanding as of November 3, 1998, was 8,336,374.

                             SEGUE SOFTWARE, INC.
                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited)
             September 30, 1998 and December 31, 1997                       2

          Consolidated Statements of Operations (unaudited)
             Three and nine months ended September 30, 1998 and 1997        3

          Consolidated Statements of Cash Flows (unaudited)
             Nine months ended September 30, 1998 and 1997                  4

          Notes to Consolidated Financial Statements (unaudited)            5

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                        15

Item 6.   Exhibits and Reports on Form 8-K                                 16

Signatures                                                                 17

Exhibits Index                                                             18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                             September 30,        December 31,
                                                                                 1998                1997
                                                                             -------------        ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $ 37,679            $ 22,975
 Short-term investments                                                                -              14,385
 Accounts receivable, net of allowances of $230 and $345                           8,685               4,308
 Other current assets                                                              1,590                 615
                                                                                --------            --------
   Total current assets                                                           47,954              42,283

Property and equipment, net                                                        2,906               2,252
Other assets                                                                       1,489               1,502
                                                                                --------            --------
   Total assets                                                                 $ 52,349            $ 46,037
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term subordinated notes payable                                          $    883            $    883
 Accounts payable                                                                  1,078                 860
 Accrued compensation and benefits                                                 1,359               1,127
 Accrued royalties                                                                   347                 147
 Accrued expenses                                                                  1,582               1,268
 Deferred revenue                                                                  3,142               2,477
                                                                                --------            --------
   Total current liabilities                                                       8,391               6,762

Subordinated notes payable                                                         3,532               3,532

Stockholders' equity:
 Series A preferred stock, par value $.01 per share;  4,000 shares
  authorized; no shares issued and outstanding                                         -                   -

 Common stock, par value $.01 per share; 30,000 shares authorized;
  8,322 and 7,630 shares issued and outstanding                                       83                  76

 Additional paid-in capital                                                       51,190              48,479
 Unearned compensation                                                               (26)               (105)
 Cumulative translation adjustment                                                   (41)                  -
 Accumulated deficit                                                             (10,780)            (12,707)
                                                                                --------            --------

   Total stockholders' equity                                                     40,426              35,743
                                                                                --------            --------

   Total liabilities and stockholders' equity                                   $ 52,349            $ 46,037
                                                                                ========            ========

  The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Three months ended                     Nine months ended
                                                                September 30,                         September 30,
                                                       -------------------------------         ------------------------------
                                                           1998               1997                 1998              1997
                                                       ------------      -------------         ------------       -----------
Revenue:
 Software                                                  $ 6,512            $ 3,436             $18,209            $11,306
 Services                                                    3,709              1,601               8,277              4,484
                                                           -------            -------             -------            -------
   Total revenue                                            10,221              5,037              26,486             15,790

Cost of revenue:
 Cost of software                                              528                392               1,507                779
 Cost of services                                            1,905                705               3,954              1,926
                                                           -------            -------             -------            -------
   Total cost of revenue                                     2,433              1,097               5,461              2,705

Gross margin                                                 7,788              3,940              21,025             13,085

Operating expenses:
 Sales and marketing                                         4,796              3,006              12,828              8,406
 Research and development                                    1,496              1,288               4,662              3,665
 General and administrative                                    953                781               2,720              2,344
                                                           -------            -------             -------            -------
   Total operating expenses                                  7,245              5,075              20,210             14,415
                                                           -------            -------             -------            -------

Income (loss) from operations                                  543             (1,135)                815             (1,330)
Other income, net                                              411                550               1,225              1,630
                                                           -------            -------             -------            -------
Income (loss) before provision for income taxes                954               (585)              2,040                300
Provision for income taxes                                      57                  -                 113                 56
                                                           -------            -------             -------            -------

Net income (loss)                                          $   897            $  (585)            $ 1,927            $   244
                                                           =======            =======             =======            =======

Net income (loss) per common share -basic                  $   .11            $  (.08)            $   .24            $   .03
Net income (loss) per common share - diluted               $   .10            $  (.08)            $   .22            $   .03

Weighted average common shares outstanding -
 basic                                                       8,234              7,374               8,017              7,299

Weighted average common shares outstanding -
 diluted                                                     8,965              7,374               8,764              7,908

The accompanying notes are an integral part of the consolidated financial statements.


                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                              ---------------------------------
                                                                                   1998               1997
                                                                              -------------       -------------
Cash flows from operating activities:
 Net income                                                                      $  1,927            $    244
 Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
   Depreciation and amortization                                                    1,715                 759
   Loss on disposal of property and equipment                                           7                   4
   Noncash compensation charges                                                        25                 108
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (4,377)               (430)
     Other current assets                                                            (939)               (248)
     Accounts payable                                                                 218                (180)
     Accrued expenses, royalties, compensation and benefits                           546                (317)
     Deferred revenue                                                                 665                 295
                                                                                 --------            --------
Net cash provided by (used in) operating activities                                  (213)                235
                                                                                 --------            --------

Cash flows from investing activities:
 Additions to property and equipment                                               (1,677)             (1,067)
 Additions to other assets                                                           (564)               (279)
 Maturities of short-term investments                                              16,200              47,500
 Purchases of short-term investments                                               (1,815)            (37,313)
                                                                                 --------            --------
Net cash provided by investing activities                                          12,144               8,841
                                                                                 --------            --------

Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan                    2,773                 663
                                                                                 --------            --------
Net cash provided by financing activities                                           2,773                 663
                                                                                 --------            --------

Net increase in cash and cash equivalents                                          14,704               9,739
Cash and cash equivalents, beginning of period                                     22,975               7,112
                                                                                 --------            --------

Cash and cash equivalents, end of period                                         $ 37,679            $ 16,851
                                                                                 ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

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

2.   NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                         Three months ended              Nine months ended
                                                            September 30,                  September 30,
                                                       -----------------------        ----------------------
                                                         1998           1997            1998          1997
                                                       --------       --------        --------      --------
Net income (loss)                                       $  897         $ (585)         $1,927         $  244

Weighted average shares used in net income
 (loss) per share - basic                                8,234          7,374           8,017          7,299


Effect of dilutive securities:
 Employee and director stock options                       731              -             747            609
                                                        ------         ------          ------         ------

Weighted average shares used in net income
 (loss) per share - diluted                              8,965          7,374           8,764          7,908
                                                        ======         ======          ======         ======

Net income (loss) per common share-basic                $  .11         $ (.08)         $  .24         $  .03

Net income (loss) per common share-diluted              $  .10         $ (.08)         $  .22         $  .03

     Options to purchase approximately 82,000 shares of common stock outstanding at September 30, 1998 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock for the three months ended September 30, 1998. Options to purchase approximately 695,000 shares of common stock outstanding at September 30, 1997 were excluded from the calculation of diluted loss per share as the effect of their inclusion would have been anti-dilutive for the three months ended September 30, 1997. Options to purchase 207,000 and 633,000 shares of common stock outstanding at September 30, 1998 and 1997, respectively, were excluded from the calculation of diluted net income (loss) per share because the exercise prices of those options exceeded the average market price of common stock for the nine months ended September 30, 1998 and 1997, respectively.

3.   OTHER ASSETS

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 during the second quarter of 1998, which represented a nonrefundable non-recurring engineering and initial license fee ("NRE") of $480,000 and $300,000 of guaranteed royalties. An additional $200,000 for guaranteed royalties was to be paid by September 30, 1998. As of September 30, 1998, other current assets included $290,000 related to the guaranteed royalties, and other long-term assets included $360,000 related to NRE payments.

     In October 1998, the Company amended this agreement as follows: (i) the remaining payment for guaranteed royalties was removed, (ii) the Company committed to spend $200,000 in the initial 18-month term and each subsequent one-year term of the agreement on defined marketing activities, and (iii) the Company agreed to make guaranteed annual royalty payments beginning on October 1, 1999 of $300,000 for each one-year term of the agreement. The agreement terminates on September 30, 2001 unless earlier voluntarily terminated by the Company at the conclusion of any current one-year term.

     The NRE fee is being amortized into cost of software revenue on a straight-line basis over two years, beginning in the second quarter of 1998, and the royalty expense is being recognized as cost of software revenue based upon sales of the related products. For the three and nine months ended September 30, 1998, royalty expense related to this agreement was immaterial.

4.   COMMITMENTS

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a nine year lease for 40,500 to 67,500 square feet, which expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

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
                                                      -------
                                                      $19,068
                                                      =======

5.   PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $57,000 for the third quarter of 1998, no provision for the third quarter of 1997, and a total of $113,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company did not record provisions for federal income taxes due to utilization of net operating loss carryforwards.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income, net of taxes, for the three and nine months ended September 30, 1998, was $859,000 and $1,886,000, respectively, which consists of net income and the net changes in foreign currency translation adjustment. For the three and nine months ended September 30, 1997, comprehensive income (loss) equaled net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                    Percentage of Revenue for                   Percentage of Revenue for
                                                 Three Months Ended September 30,             Nine Months Ended September 30,
                                                -----------------------------------         ------------------------------------
                                                      1998                1997                   1998                 1997
                                                ---------------     ---------------         ------------------   ---------------
Revenue:
 Software                                              63.7%               68.2%                  68.7%               71.6%
 Services                                              36.3                31.8                   31.3                28.4
                                                      -----              ------                  -----               -----
   Total revenue                                      100.0               100.0                  100.0               100.0

Cost of revenue:
 Cost of software                                       5.2                 7.8                    5.7                 4.9
 Cost of services                                      18.6                14.0                   14.9                12.2
                                                      -----              ------                  -----               -----
   Total cost of revenue                               23.8                21.8                   20.6                17.1

Gross margin                                           76.2                78.2                   79.4                82.9

Operating expenses:
 Sales and marketing                                   46.9                59.7                   48.4                53.2
 Research and development                              14.7                25.5                   17.6                23.2
 General and administrative                             9.3                15.5                   10.3                14.9
                                                      -----              ------                  -----               -----
   Total operating expenses                            70.9               100.7                   76.3                91.3

Income (loss) from operations                           5.3               (22.5)                   3.1                (8.4)
Other income, net                                       4.0                10.9                    4.6                10.3
                                                      -----              ------                  -----               -----

Income (loss) before provision for
 income taxes                                           9.3               (11.6)                   7.7                 1.9
Provision for income taxes                               .5                   -                     .4                  .4
                                                      -----              ------                  -----               -----
Net income (loss)                                       8.8%              (11.6)%                   7.3%                1.5%
                                                      =====              ======                  =====               =====

REVENUE

     Revenue from Software. Software revenue increased 90% to $6.5 million during the third quarter of 1998 from $3.4 million in the third quarter of 1997. For the nine months ended September 30, 1998, software revenue increased 61% to $18.2 million from $11.3 million for the nine months ended September 30, 1997. The increases in software revenue are primarily the result of increased unit shipments due to an increase in the demand for automated testing products;

the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997; and expansion of sales and marketing activities. The absolute dollar increases in software revenue came largely through the direct domestic channel. International revenue accounted for 13% of total software revenue in each of the three and nine months ended September 30, 1998, and 11% of total software for each of the three and nine months ended
September 30, 1997.

     The mix of software revenue changed from the three and nine months ended September 30, 1997 to the three and nine months ended September 30, 1998. SilkTest and SilkPerformer, which target the e-commerce testing markets, were not available until May 1997 and September 1997, respectively. SilkTest and SilkPerformer in total represented 66% and 54% of total software revenue in the three and nine months ended September 30, 1998, respectively, and 31% and 16% of total software revenue in the three and nine months ended September 30, 1997, respectively. QA Performer and SilkPerformer, which target the load testing markets, in total represented 37% and 25% of total software revenue in the three and nine months ended September 30, 1998, respectively, and 7% and 3% of total software revenue in the three and nine months ended September 30, 1997, respectively.

     Revenue from Services. Service revenue increased 132% to $3.7 million during the third quarter of 1998 from $1.6 million in the third quarter of 1997. As compared to the three months ended September 30, 1997, training and consulting revenue increased 328% and maintenance revenue increased 39% for the three months ended September 30, 1998. For the nine months ended September 30, 1998, service revenue increased 85% to $8.3 million from $4.5 million for the corresponding prior year period. For the nine months ended September 30, 1998, training and consulting revenue increased 179%, while maintenance revenue increased 37% over the comparable period in 1997. These increases were driven largely by an increase in software licenses sold. The increase in training and consulting revenue is also due to the introduction of the LiveQuality scenario testing solutions, which consist of a combination of product and consulting services, in the second quarter of 1998.

COST OF REVENUE

     Cost of Software. Cost of software increased 35% to $528,000 during the third quarter of 1998 from $392,000 in the third quarter of 1997. For the nine months ended September 30, 1998, cost of software increased 93% to $1.5 million from $779,000 for the nine months ended September 30, 1997. As a percent of software revenue, costs of software in the current quarter decreased to 8% from 11% in the corresponding prior year period. For the nine months ended September 30, 1998, cost of software as a percent of software revenue increased to 8% from 7% in the corresponding prior year period. The absolute dollar increases are mainly due to the amortization of intangible assets primarily related to the SQLBench acquisition and the NRE fee noted below, and the cost of upgrading the installed base with new versions of various products, partially offset by a decrease in royalties payable to third parties.

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 during the second quarter of 1998 which represented an NRE fee of $480,000 and $300,000 of guaranteed royalties. An additional $200,000 for guaranteed royalties was to be paid by September 30, 1998.

     In October 1998, the Company amended this agreement as follows: (i) the remaining payment for guaranteed royalties was removed, (ii) the Company committed to spend $200,000 in the initial 18-month term and each subsequent one-year term of the agreement on defined marketing activities, and (iii) the Company agreed to make guaranteed annual royalty payments beginning on October 1, 1999 of $300,000 for each one-year term of the agreement. The agreement terminates on September 30, 2001 unless earlier voluntarily terminated by the Company at the conclusion of any current one-year term.

     The NRE fee is being amortized into cost of software revenue over two years, beginning in the second quarter of 1998, and the royalty expense is being recognized as cost of software revenue based upon sales of the related products. For the three and nine months ended September 30, 1998, royalty expense related to this agreement was immaterial. To the extent that revenue from these products does not support the guaranteed royalties, the Company will have to accelerate amortization of these prepaid royalties. The amortization and the guaranteed royalty payments may cause the cost of software to increase as a percentage of revenue in the future.

     Cost of Services. Cost of services increased 170% to $1.9 million during the third quarter of 1998 from $705,000 in the third quarter of 1997. For the nine months ended September 30, 1998, cost of services increased 105% to $4.0 million from $1.9 million for the nine months ended September 30, 1997. As a percent of services revenue, costs in the third quarter of 1998 increased to 51% from 44% in the corresponding prior year period. For the nine months ended September 30, 1998, cost of services as a percent of services revenue increased to 48% from 43% in the corresponding prior year period. The increases are largely due to the fact that the Company began to use third party consultants to assist in LiveQuality solution implementations in the second quarter of 1998. The cost of third party consultants is generally higher than the cost of internal resources. The increases are also due to increased headcount. From September 30, 1997 to September 30, 1998, the Company increased its headcount in the training and consulting and technical support groups by 40%. The Company continues to hire employees in the training and consulting groups in order to support the expanding training and consulting business.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 60% to $4.8 million during the third quarter of 1998 from $3.0 million in the third quarter of 1997. For the nine months ended September 30, 1998, sales and marketing expenses increased 53% to $12.8 million from $8.4 million for the first nine months of 1997. The absolute dollar increases are largely due to increased headcount in the sales group, commissions as a result of higher revenue levels, and travel costs. These increases are partially offset by decreases in marketing programs such as advertising and seminars. From September 30, 1997 to September 30, 1998, the Company increased its headcount in sales by 82%.

     Research and Development. Research and development expenses increased 16% to $1.5 million during the third quarter of 1998 from $1.3 million in the third quarter of 1997. For the nine months ended September 30, 1998, research and development expenses increased 27% to $4.7 million from $3.7 million for the nine months ended September 30, 1997. The absolute dollar increases are largely due to the operations of the Austria facility.

     General and Administrative. General and administrative expenses increased 22% to $953,000 during the third quarter of 1998 from $781,000 in the third quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenses increased 16% to $2.7 million from $2.3 million for the nine months ended September 30, 1997. The absolute dollar increases are largely due to increased headcount and related recruiting costs. From September 30, 1997 to September 30, 1998, the Company increased its headcount in the general and administrative groups by 17%.

OTHER INCOME, NET

     Other income, net decreased 25% to $411,000 during the third quarter of 1998 from $550,000 in the third quarter of 1997. For the nine months ended September 30, 1998, other income, net decreased 25% to $1.2 million from $1.6 million for the nine months ended September 30, 1997. These decreases are largely due to interest expense resulting from the Company's issuance of subordinated notes in December 1997.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $57,000 for the third quarter of 1998, no provision for the third quarter of 1997, and a total of $113,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company did not record provisions for federal income taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $37.7 million as compared to cash, cash equivalents and short-term investments of $37.4 million as of December 31, 1997.

     In the first nine months of 1998, the Company used $213,000 for operating activities, resulting from the growth in accounts receivable and other current assets, offset by net income and increased deferred revenue.

     The Company generated $12.1 million from investing activities in the first nine months of 1998, mainly as a result of maturities of short-term investments.

     The Company generated funds from financing activities of $2.8 million in the first nine months of 1998, related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a nine year lease for 40,500 to 67,500 square feet, which expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

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
                                                    -------
                                                    $19,068
                                                    =======

     See Cost of Revenue for other commitments requiring use of financial resources in the future.


     Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and cash equivalents as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. Year 2000 compliance testing is complete for the company's internal software systems. The internal hardware systems will be tested for year 2000 compliance in the first quarter of 1999. In addition, the Company will begin work on various types of contingency planning to address potential problem areas with internal systems in the first quarter of 1999. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

     The Company has also initiated formal communications with its significant vendors, mainly of IT packaged applications, to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issues. The Company has received written assurances of year 2000 compliance from all significant vendors. Most of the vendors under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new vendor agreements to ensure that the vendors' products and internal systems are year 2000 compliant. The Company has no mission-critical suppliers of products or services.

     The Company also assesses the capability of its products to handle the year 2000. To assist customers in evaluating their year 2000 issues, the Company has a description on its website which indicates the capability of Segue's products to handle the year 2000. All Segue products are year 2000 compliant. However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS and software provided by companies other than Segue.

     The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to year 2000.

The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

     Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal products; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products; risks related to the management of the Company's growth; risks related to the Company's ability to integrate acquisitions already completed as well as others that may occur; risks related to the development of the Company's sales and marketing strategy; risks related to Year 2000 compliance of the Company's internal systems and compliance by the Company's suppliers and customers; the Company's ability to attract, train and retain qualified personnel; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, the Company has significantly changed the executive management team and the sales management team under the direction of a new Chief Executive Officer. In conjunction with these management changes, the Company has refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such change. Furthermore, a significant portion of the

Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company completed the initial public offering (IPO) of its common stock in April 1996. The IPO was made pursuant to a Registration Statement on Form S-1, filed with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Act of 1933 (Commission File No. 3331488), which was declared effective as of March 28, 1996. The IPO commenced on April 2, 1996 and terminated shortly thereafter after the sale into the public market of all of the registered shares of common stock.

     The 3,162,500 shares of common stock sold by the Company and selling security holders in the IPO were offered for sale in the United States by a syndicate of underwriters represented by Alex. Brown & Sons Incorporated, Adams, Harkness & Hill, Inc., and Soundview Financial Group, Inc.

     The Company registered an aggregate of 2,412,500 shares of common stock (including 412,500 shares issued upon the exercise of the underwriters' overallotment options) for sale in the IPO at a per share price of $18.00 for an aggregate offering price of approximately $43.4 million. All of such shares were registered for the Company's account. Selling security holders registered an aggregate of 750,000 shares of common stock for sale in the IPO at a per share price of $18.00 for an aggregate offering price of $13.5 million. All of such shares were registered for the selling security holders' accounts. As stated above, all of such shares were sold shortly after the commencement of the offering.

     In connection with the IPO, the Company incurred the following expenses:

          Underwriting discounts and commissions           $3,039,750
          Expenses paid to underwriters                        10,999
          Other direct expenses                               847,281
                                                           ----------
          Total expenses                                   $3,898,030

     After deducting the expenses set forth above, the Company received approximately $39.5 million in net proceeds of the IPO. As of September 30, 1998, the Company had used $4.4 million of the proceeds to acquire SQLBench in December 1997, approximately $4.0 million for the purchase of property and equipment, and approximately $1.5 million for working capital. The remaining $29.6 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     No payments were made to directors, officers, or persons owning 10 percent or more of the common stock of the Company.

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

Date: November 13, 1998


                                          SEGUE SOFTWARE, INC.



                                          /s/ STEPHEN B. BUTLER
                                          ---------------------
                                          Chief Executive Officer


                                          /s/ CARL D. BLANDINO
                                          --------------------
                                          Chief Financial Officer and Senior
                                          Vice President of Administration

                               INDEX TO EXHIBITS

Exhibit
No.       Description
-------   -----------

 27.1     Financial Data Schedule