Form 10-Q/A
period 1998-09-30
SEGUE SOFTWARE INC
filed 1999-04-15
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                             SEGUE SOFTWARE, INC.
                                  FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets (unaudited)

                  September 30, 1998 and December 31, 1997                   2

               Consolidated Statements of Operations (unaudited)

                  Three and nine months ended September 30, 1998 and 1997    3

               Consolidated Statements of Cash Flows (unaudited)

                  Nine months ended September 30, 1998 and 1997              4

               Notes to Consolidated Financial Statements (unaudited)        5

Item 2.        Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                        9

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                    16

Item 6.        Exhibits and Reports on Form 8-K                             17

Signatures                                                                  18

Exhibits Index                                                              19

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                 (RESTATED)
ASSETS
Current assets:
 Cash and cash equivalents                                                       $ 37,679            $ 22,975
 Short-term investments                                                                 -              14,385
 Accounts receivable, net of allowances of $230 and $345                            8,218               4,308
 Other current assets                                                               1,590                 615
                                                                                 --------            --------
   Total current assets                                                            47,487              42,283

Property and equipment, net                                                         2,906               2,252
Other assets                                                                        1,489               1,502
                                                                                 --------            --------
   Total assets                                                                  $ 51,882            $ 46,037
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term subordinated notes payable                                           $    883            $    883
 Accounts payable                                                                   1,078                 860
 Accrued compensation and benefits                                                  1,302               1,127
 Accrued royalties                                                                    347                 147
 Accrued expenses                                                                   1,541               1,268
 Deferred revenue                                                                   3,084               2,477
                                                                                 --------            --------
   Total current liabilities                                                        8,235               6,762

Subordinated notes payable                                                          3,532               3,532

Stockholders' equity:
 Series A preferred stock, par value $.01 per share;  5,000 shares
  authorized; no shares issued and outstanding                                          -                   -
 Common stock, par value $.01 per share; 30,000 shares authorized; 8,322
  and 7,630 shares issued and outstanding                                              83                  76
 Additional paid-in capital                                                        51,190              48,479
 Unearned compensation                                                                (26)               (105)
 Cumulative translation adjustment                                                    (41)                  -
 Accumulated deficit                                                              (11,091)            (12,707)
                                                                                 --------            --------
   Total stockholders' equity                                                      40,115              35,743
                                                                                 --------            --------
   Total liabilities and stockholders' equity                                    $ 51,882            $ 46,037
                                                                                 ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three months ended                      Nine months ended
                                                           ------------------                      -----------------
                                                             September 30,                           September 30,
                                                             -------------                           -------------
                                                        1998                1997                1998                1997
                                                        ----                ----                ----                ----
                                                     (restated)                              (restated)
Revenue:
 Software                                             $ 6,149            $ 3,436                $17,846             $11,306
 Services                                               3,704              1,601                  8,272               4,484
                                                      -------            -------                -------             -------
   Total revenue                                        9,853              5,037                 26,118              15,790

Cost of revenue:
 Cost of software                                         528                392                  1,507                 779
 Cost of services                                       1,905                705                  3,954               1,926
                                                       ------            -------                -------             -------
   Total cost of revenue                                2,433              1,097                  5,461               2,705

Gross margin                                            7,420              3,940                 20,657              13,085

Operating expenses:
 Sales and marketing                                    4,739              3,006                 12,771               8,406
 Research and development                               1,496              1,288                  4,662               3,665
 General and administrative                               953                781                  2,720               2,344
                                                       ------            -------                -------             -------
   Total operating expenses                             7,188              5,075                 20,153              14,415
                                                       ------            -------                -------             -------

Income (loss) from operations                             232             (1,135)                   504              (1,330)
Other income, net                                         411                550                  1,225               1,630
                                                       ------            -------                -------             -------

Income (loss) before provision for income taxes           643               (585)                 1,729                 300
Provision for income taxes                                 57                  -                    113                  56
                                                       ------            -------                -------             -------

Net income (loss)                                      $  586            $  (585)               $ 1,616             $   244
                                                       ======            =======                =======             =======

Net income (loss) per common share -basic              $  .07            $  (.08)               $   .20             $   .03
Net income (loss) per common share - diluted           $  .07            $  (.08)               $   .18             $   .03
Weighted average common shares outstanding -  basic     8,234              7,374                  8,017               7,299
Weighted average common shares outstanding -  diluted   8,965              7,374                  8,764               7,908

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Nine months ended
                                                                                 September 30,
                                                                            ------------------------
                                                                            1998                1997
                                                                            ----                ----
                                                                         (restated)
Cash flows from operating activities:
 Net income                                                                $ 1,616           $   244
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                                             1,715               759
   Loss on disposal of property and equipment                                    7                 4
   Noncash compensation charges                                                 25               108
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (3,910)             (430)
     Other current assets                                                     (939)             (248)
     Accounts payable                                                          218              (180)
     Accrued expenses, royalties, compensation and benefits                    448              (317)
     Deferred revenue                                                          607               295
                                                                           -------          --------
Net cash provided by (used in) operating activities                           (213)              235
                                                                           -------          --------

Cash flows from investing activities:
 Additions to property and equipment                                        (1,677)           (1,067)
 Additions to other assets                                                    (564)             (279)
 Maturities of short-term investments                                       16,200            47,500
 Purchases of short-term investments                                        (1,815)          (37,313)
                                                                           -------          --------
Net cash provided by investing activities                                   12,144             8,841
                                                                           -------          --------

Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan             2,773               663
                                                                           -------          --------
Net cash provided by financing activities                                    2,773               663
                                                                           -------          --------

Net increase in cash and cash equivalents                                   14,704             9,739
Cash and cash equivalents, beginning of period                              22,975             7,112
                                                                           -------          --------

Cash and cash equivalents, end of period                                   $37,679          $ 16,851
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

2.  RESTATEMENT OF FINANCIAL STATEMENTS

     On April 12, 1999, the Company announced that it would reverse certain revenue transactions relating to the third quarter of 1998 based on management's identification of sales practices that did not comply with the Company's policies. As a result, the Company has restated its financial statements for the third quarter of 1998. The restatement was required to appropriately record product sales that included rights of return or exchange. The principal effects of this restatement on operating results for the quarter were a reduction of software revenue of $363,000 from $6,512,000 to $6,149,000; a reduction of sales and marketing expenses of $57,000 from $4,796,000 to $4,739,000; a reduction of net income of $311,000 from $897,000 to $586,000 and a reduction in net income per diluted share of $0.03 from $0.10 to $0.07.

     The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-Q/A reflect the restatement. The following table summarizes the changes in the Company's consolidated results of operations for the three and nine months ended September 30, 1998 and changes in its consolidated balance sheet as of September 30, 1998 as a result of the restatement (in thousands):

                                       Three months ended                 Nine months ended
                                       -------------------                ------------------
                                       September 30, 1998                 September 30, 1998
                                       -------------------                ------------------
                                  As Previously           As        As Previously          As
                                     Reported          Restated       Reported          Restated
                                     --------          --------       --------          --------
Revenue:
    Software                         $  6,512         $   6,149       $ 18,209          $ 17,846
    Services                            3,709             3,704          8,277             8,272
        Total revenue                  10,221             9,853         26,486            26,118
Gross margin                            7,788             7,420         21,025            20,657
Sales and marketing expense             4,796             4,739         12,828            12,771
Total operating expenses                7,245             7,188         20,210            20,153
Income from operations                    543               232            815               504
Income before provision
    for income taxes                      954              643           2,040             1,729
Net income                                897              586           1,927             1,616
Net income per common
    share - basic                        0.11             0.07            0.24              0.20
Net income per common
    share - diluted                      0.10             0.07            0.22              0.18



                                                  As of September 30, 1998
                                                  ------------------------
                                                 As Previously        As
                                                   Reported         Restated
                                                   --------         --------
     Accounts receivable, net of allowances       $  8,685       $   8,218
     Total current assets                           47,954          47,487
     Total assets                                   52,349          51,882
     Accrued compensation and benefits               1,359           1,302
     Accrued expenses                                1,582           1,541
     Deferred revenue                                3,142           3,084
     Total current liabilities                       8,391           8,235
     Accumulated deficit                           (10,780)        (11,091)
     Total stockholders' equity                     40,426          40,115
     Total liabilities and stockholders' equity     52,349          51,882



3.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                      Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                     1998            1997           1998           1997
                                                     ----            ----           ----           ----
Net income (loss)                                 $   586         $  (585)       $ 1,616         $  244

Weighted average shares used in net income
 (loss) per share - basic                                8,234          7,374           8,017          7,299


Effect of dilutive securities:  Employee and
 director stock options                                    731              -             747            609
                                                        ------         ------          ------         ------

Weighted average shares used in net income               8,965          7,374           8,764          7,908
 (loss) per share - diluted                             ======         ======          ======         ======

Net income (loss) per common share-basic                $  .07         $ (.08)         $  .20         $  .03
Net income (loss) per common share-diluted              $  .07         $ (.08)         $  .18         $  .03

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

4.  OTHER ASSETS

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


     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to reduce the complexity of its product portfolio and focus on its own product line, the Company wrote off the remaining balances of the NRE and prepaid royalties as non-recurring charges as of December 31, 1998.

5.  COMMITMENTS

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

6. PROVISION FOR INCOME TAXES


     The Company recorded a provision for foreign and state income taxes of $57,000 for the third quarter of 1998, no provision for the third quarter of 1997, and a total of $113,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company did not record provisions for federal income taxes due to utilization of net operating loss carryforwards.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income, net of taxes, for the three and nine months ended September 30, 1998, was $545,000 and $1,575,000, respectively, which consists of net income and the net changes in foreign currency translation adjustment. For the three and nine months ended September 30, 1997, comprehensive income (loss) equaled net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                               Percentage of Revenue for            Percentage of Revenue for
                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                            --------------------------------     -------------------------------
                                                1998                1997             1998                1997
                                                ----                ----             ----                ----
Revenue:
 Software                                        62.4%               68.2%            68.3%               71.6%
 Services                                        37.6                31.8             31.7                28.4
                                                -----              ------            -----               -----
   Total revenue                                100.0               100.0            100.0               100.0

Cost of revenue:
 Cost of software                                 5.4                 7.8              5.8                 4.9
 Cost of services                                19.3                14.0             15.1                12.2
                                                -----              ------            -----               -----
   Total cost of revenue                         24.7                21.8             20.9                17.1

Gross margin                                     75.3                78.2             79.1                82.9

Operating expenses:
 Sales and marketing                             48.1                59.7             48.9                53.2
 Research and development                        15.2                25.5             17.9                23.2
 General and administrative                       9.6                15.5             10.4                14.9
                                                -----               -----            -----               -----
   Total operating expenses                      72.9               100.7             77.2                91.3

Income (loss) from operations                     2.4               (22.5)             1.9                (8.4)
Other income, net                                 4.1                10.9              4.7                10.3
                                                 ----              ------            -----               -----
Income (loss) before provision for
 income taxes                                     6.5               (11.6)             6.6                 1.9
Provision for income taxes                         .6                   -               .4                  .4
                                                -----              ------            -----               -----
Net income (loss)                                 5.9%             (11.6)%             6.2%                1.5%
                                                =====              ======            =====               =====

REVENUE

     Revenue from Software. Software revenue increased 79% to $6.1 million during the third quarter of 1998 from $3.4 million in the third quarter of 1997. For the nine months ended September 30, 1998, software revenue increased 58% to $17.8 million from $11.3 million for the nine months ended September 30, 1997. The increases in software revenue are primarily the result of increased unit shipments due to an increase in the demand for automated testing products; the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997; and expansion of sales and marketing activities. The absolute dollar increases in software revenue came largely through the direct domestic channel. International revenue accounted for 11% and 13% of total software revenue in the three and nine months ended September 30, 1998, and 11% of total software for each of the three and nine months ended September 30, 1997.

     The mix of software revenue changed from 1997 to 1998. SilkTest and SilkPerformer, which target the e-commerce testing markets, were not available until May 1997 and September 1997, respectively. Total e-commerce software revenue represented 65% and 55% of total software revenue in 1998, respectively, and 31% and 16% of total software revenue in the three and nine months ended September 30, 1997, respectively. QA Performer and SilkPerformer, which target the load testing markets, in total represented 36% and 25% of total software revenue in the three and nine months ended September 30, 1998 and 1997, respectively.

     Revenue from Services. Service revenue increased 131% to $3.7 million during the third quarter of 1998 from $1.6 million in the third quarter of 1997. As compared to the three months ended September 30, 1997, training and consulting revenue increased 328% and maintenance revenue increased 39% for the three months ended September 30, 1998. For the nine months ended September 30, 1998, service revenue increased 84% to $8.3 million from $4.5 million for the corresponding prior year period. For the nine months ended September 30, 1998, training and consulting revenue increased 179%, while maintenance revenue increased 37% over the comparable period in 1997. These increases were driven largely by an increase in software licenses sold. The increase in training and consulting revenue is also due to the introduction of the LiveQuality scenario testing solutions, which consist of a combination of product and consulting services, in the second quarter of 1998.

COST OF REVENUE

     Cost of Software. Cost of software increased 35% to $528,000 during the third quarter of 1998 from $392,000 in the third quarter of 1997. For the nine months ended September 30, 1998, cost of software increased 93% to $1.5 million from $779,000 for the nine months ended September 30, 1997. As a percent of software revenue, costs of software in the current quarter decreased to 9% from 11% in the corresponding prior year period. For the nine months ended September 30, 1998, cost of software as a percent of software revenue increased to 8% from 7% in the corresponding prior year period. The absolute dollar increases are mainly due to the amortization of intangible assets primarily related to the SQLBench acquisition and the NRE fee noted below, and the cost of upgrading the installed base with new versions of various products, partially offset by a decrease in royalties payable to third parties.

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 during the second quarter of 1998, which represented an NRE fee of $480,000 and $300,000 of guaranteed royalties. An additional $200,000 for guaranteed royalties was to be paid by September 30, 1998.

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

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to reduce the complexity of its product portfolio and focus on its own product line, the Company wrote off the remaining balances of the NRE and prepaid royalties as non-recurring charges as of December 31, 1998.

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

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 58% to $4.7 million during the third quarter of 1998 from $3.0 million in the third quarter of 1997. For the nine months ended September 30, 1998, sales and marketing expenses increased 52% to $12.8 million from $8.4 million for the first nine months of 1997. The absolute dollar increases are largely due to increased headcount in the sales group, commissions as a result of higher revenue levels, and travel costs. These increases are partially offset by decreases in marketing programs such as advertising and seminars. From September 30, 1997 to September 30, 1998, the Company increased its headcount in sales by 82%.

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

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. Year 2000 compliance testing is complete for the Company's internal software systems. The internal hardware systems will be tested for year 2000 compliance in the first quarter of 1999. In addition, the Company will begin work on various types of contingency planning to address potential problem areas with internal systems in the first quarter of 1999. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues is not material. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company completed the initial public offering (IPO) of its Common Stock in April 1996. The IPO was made pursuant to a Registration Statement on Form S-1, filed with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Act of 1933 (Commission File No. 333-1488), which was declared effective as of March 28, 1996. The IPO commenced on April 2, 1996 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

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

     In connection with the IPO, the Company incurred the following expenses:

      Underwriting discounts and commissions                $ 3,039,750
      Expenses paid to underwriters                              10,999
      Other direct expenses                                     847,281
                                                             ----------
      Total expenses                                         $3,898,030

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

Date: April 15, 1999


                                       SEGUE SOFTWARE, INC.



                                       /s/ STEPHEN B. BUTLER
                                       ---------------------
                                        Chief Executive Officer


                                       /s/ CARL D. BLANDINO
                                       --------------------
                                        Chief Financial Officer and Senior
                                        Vice President of Administration

                               INDEX TO EXHIBITS

Exhibit
No.            Description
--------------------------

27.1  Financial Data Schedule