Form 10-K
period 1998-12-31
SEGUE SOFTWARE INC
filed 1999-04-15
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
         - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               201 Spring Street, Lexington, Massachusetts 02421
                   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $70,518,795, as of March 31, 1999, based upon the closing sale price of Common Stock reported for that date on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Registrant's Common Stock outstanding as of March 31, 1999 was 8,993,540.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 1999 Annual Meeting of Stockholders to be held on June 4, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS
                                                                                     Page
                                    PART I

Item 1.    Business                                                                    2

Item 2.    Properties                                                                  9

Item 3.    Legal Proceedings                                                           9

Item 4.    Submission of Matters to a Vote of Security Holders                         9

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters                                                                    10

Item 6.    Selected Financial Data                                                    12

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      14

Item 7a.   Quantitative and  Qualitative Disclosures about Market Risk                32

Item 8.    Financial Statements and Supplementary Data                                32

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                       32

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                         33

Item 11.   Executive Compensation                                                     33

Item 12.   Security Ownership of Management and Certain Beneficial Owners             33

Item 13.   Certain Relationships and Related Transactions                             33

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K            34

     Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Segue Software, Inc. and its subsidiaries (hereafter, collectively, ''Segue'' or the ''Company''). The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 25 of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     The Company develops, markets and supports software products, and provides related professional services, for the management and testing of electronic business ("e-business") applications. Segue was incorporated in California in 1988 and reincorporated in Delaware in March 1996. The Company's products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy these mission-critical applications. The Company's products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

     During 1997, Segue introduced new technology to provide automated software testing for Web-enabled software applications, extending the Company's distributed testing capabilities beyond distributed client/server applications with GUI front ends. In addition, in 1997, the Company began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench" (see Note 2 to the Consolidated Financial Statements).

     In the second quarter of 1998, the Company introduced "LiveQuality", an e-business scenario testing solution, and continued its strategic transition from general software testing to the more specialized world of e-business testing. In the fourth quarter of 1998, the Company added to its e-business product line with the acquisitions of Eventus Software, Inc. ("Eventus") and Black & White Software, Inc. ("B&W"), providing the Company with tools that assist in the assembly and deployment of sophisticated e-business applications and diagnose and monitor communications between distributed application objects (see Note 2 to the Consolidated Financial Statements). The Company's e-business software revenue was 61% and 33% of total software revenue for the years ended December 31, 1998 and 1997, respectively. The Company's client/server products, its historical core product line, represented 39% and 67% of total software revenue for the years ended December 31, 1998 and 1997, respectively.

     The Company has implemented a program of extensive training of its sales organization of its existing and newly acquired products.

     During the first quarter of 1999, the Company began to execute a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. The Company expects to recognize a one-time pre-tax charge of approximately $1.0 million during the first quarter of 1999 related to the restructuring plan. The restructuring charge includes approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities.

     The Company believes that there is an opportunity for an e-business management methodology that ensures software reliability across current and future computing paradigms.


INDUSTRY BACKGROUND

     Companies worldwide are rapidly implementing e-business applications that customers can access twenty-four hours a day, seven days a week. As businesses expand the use of technology to manage information and processes, and as software has become a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to their success. While the real-time communication prompted by e-business has created constant access to a company's services and products, it also brings with it constant exposure. This exposure is forcing companies to re-think the stability of their systems, as the cost of an unexpected shutdown would cripple even the strongest of organizations.

     Unlike mainframe environments, where applications, operating systems and hardware were designed by a single vendor as an integrated solution, or traditional client/server systems, where application development follows a process of specify, design, develop, test and release, Web-based systems are developed across many different functional areas in an organization, are designed in component fashion and are continuously being assembled, validated and deployed based on market conditions. In addition, Web-based systems consist of component layers of applications, middleware, operating systems, databases, browsers, servers, and processors and network technology designed separately by multiple vendors. For example, in a Web-based configuration, a browser might access a Netscape Web server that then sends requests to a router installed on a Microsoft NT server that distributes the requests to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of Web-based applications are developed separately by multiple vendors and integrated to form a business system.

     Web applications present enormous challenges to webmasters, quality assurance professionals and software developers. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components, and keeping applications up-to-date with changing content while simultaneously maintaining system reliability and accuracy.

     Traditional automated functional and regression testing tools, which are designed for a specific component on a particular platform, do not adequately address the complexities of distributed computing. First, they are not designed to validate distributed application logic and data. Second, tests created by these tools become obsolete when a component is replaced or upgraded. Third, traditional automated functional and regression testing tools are unable to recover when a bug is encountered in the component being tested, meaning that truly unattended testing in a distributed environment is impossible with such tools. Finally, they do not deliver the capability to design, create, manage and reuse tests across multiple platforms and system configurations, resulting in additional costs and time spent on the software development and quality assurance processes.

     As businesses move mission-critical applications to the Internet to give customers greater access to such applications, such businesses need to test and measure the true capacity and scalability of web applications in order to avoid shutdowns, delays and other problems, and provide quality service. Such tests should help users determine whether (i) web applications scale with anticipated Internet volume, (ii) such applications can operate with little or no downtime, and (iii) new content can be deployed quickly and reliably. By building load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested before the application is deployed and exposed to real customers.

PRODUCTS

     Segue provides a full suite of products and services, known as the "LiveQuality E-Business Management System" (EBMS), designed to manage the growing complexities of today's continuously deployed e-business systems. With LiveQuality EBMS, companies can assemble, test, model, deploy, monitor and analyze their integrated e-business applications to ensure continued system quality and reliability, while accelerating time to market and reducing implementation cost. In addition, the Company continues to support its legacy client/server automated testing tools.

LIVEQUALITY E-BUSINESS MANAGEMENT SYSTEM PRODUCTS

     SILKCONTROL is an enterprise content management product that helps users to assemble diverse Web components, such as HTML, Java, JavaScript, Cascading Style Sheets, XML, Active Server Pages and media components. The SilkControl environment consists of a repository and multithreaded consoles that accommodate hundreds of contributors and allow webmasters to manage multiple applications with tens of thousands of components and provides concurrency control to prevent overwriting of other's work and ensure the reliability of Web-based applications. SilkControl allows for the selection and scheduling of objects for deployment across a variety of Web and application servers.

     SILKRADAR is a defect-tracking product used to track and manage errors in software projects and provides the ability to associate test scenarios and known defects to each component.

     SILKTEST is an automated functional and regression testing tool for end-to-end testing of enterprise Web applications. SilkTest includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. SilkTest is a test planning and management tool, creating customized test plans for particular applications and managing the testing process from a central point of control. SilkTest also directly accesses a database, using SQL calls, to verify accurate database content. By providing test scripts with direct ODBC standard access to over 35 databases, SilkTest helps ensure that client/server applications function with the associated database reliably before it deploys. SilkTest can run across multiple platforms, technologies, browsers and environments.

     SILKPERFORMER uses load testing technology to simulate real-world conditions to help users predict capacity, scalability and performance problems during their development process. SilkPerformer captures and simulates Web and application server protocols including HTTP, HTTPS, FTP, POP3, LDAP, SMTP and IIOP at varying connection speeds, from 14.4 kbs through ISDN, T1 and other high-speed connections.

     SILKPILOT provides object-level transaction validation for debugging and testing of objects in a CORBA-based distributed environment.

     SILKREALIZER models the effects on business processes under real-world conditions such as unpredictable user loads, rapid content change, or event-triggered volume.

     SILKMETER manages the deployment and authorized usage of distributed objects for the purpose of monitoring and billing.

     SILKOBSERVER offers diagnostic and trace mechanisms for the effective monitoring of communications between distributed application objects. It monitors and tracts individual and group transactions, and verifies travel time, transaction accuracy, and resource utilization.

CLIENT/SERVER TESTING PRODUCTS

     QA PARTNER is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. QA Partner runs across multiple platforms, technologies and environments.

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

SERVICES

     The Company supplements its product offerings with training, consulting and technical support services. The Company's services are designed to promote a clear and consistent approach to the Company's solution and to facilitate the penetration of the Company's products into a broader market. As of February 28, 1999, these services were provided by approximately 50 employees.

     Training and Consulting. The Company offers training courses and consulting services, performed by the Company and third party consultants, in support of its products. The training courses are held regionally in selected U.S. cities or at the customer site. The Company has two principal objectives for its fee-based training courses and consulting services: to produce the agreed-upon deliverables for the projects and to enhance the customers' understanding of the Company's methodologies and techniques.

     Support Services. The Company offers annual maintenance contracts for a fee to customers who have entered into license agreements for the use of the Company's software products. The Company provides customer service and support through its internal technical support organization. Support services include the maintenance of the Company's software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel. This support includes technical support through the Company's internal customer support group via phone, fax and e-mail communications. Customers who are under an active software maintenance contract are entitled to product upgrades and enhancements, when and if released. The Company's distributors and some of its channel partners provide initial telephone support to end-users. The Company currently provides these services from its Lexington facility; however, Segue will also provide these services from its global technical support center in Belfast, Ireland, which is scheduled to open in the third quarter of 1999.

SALES AND MARKETING

     The Company sells its products through four channels: a direct sales force; telesales representatives; a channel partner program; and international distributors and resellers. The Company has made a significant investment in sales and marketing in each of the last three years. As of February 28, 1999, the Company's sales and marketing force consisted of approximately 120 employees.

     Direct Sales. In the fourth quarter of 1997, the Company began focusing its marketing and sales efforts on the e-commerce and Internet applications market with a solution sales approach for its customers. The Company has structured its direct sales force into an enterprise sales group consisting of teams of one strategic sales representative and one technical support engineer. The direct sales force focuses on large enterprise and strategic sales. As of February 28, 1999, the Company's direct sales force consisted of approximately 50 employees. The Company has eleven sales offices throughout the United States and Canada and one sales office in each of the United Kingdom and Germany. The Company intends to hire additional sales and support personnel to broaden its direct selling and distribution capabilities.

     Telesales. The Company's telesales organization responds to incoming inquiries generated by the Company's advertising and marketing activities. Telesales representatives also initiate calls to existing customers, offering them new products. As of February 28, 1999, the Company's telesales force totaled approximately 15 employees.

     Channel Partner Programs. The Company has established an indirect sales channel of value added resellers and system integrators including Andersen Consulting, Arthur Andersen LLP, PricewaterhouseCoopers LLP and IBM Global Systems. In early 1999, the Company implemented a comprehensive Global Channel Partner program to target top resellers, system integrators and consulting partners, resulting in recent partnership agreements with Netscape, IONA and Platinum Technology. As of February 28, 1999, the Company's internal channel sales force totaled approximately 25 employees.

     International Sales. In international markets, the Company utilizes distributors in nine countries that are supported by approximately 10 employees in the Company's international sales organization. The Company derived approximately 16%, 10%, and 7% of its total software revenue from international customers in 1998, 1997 and 1996, respectively.

     In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows and telemarketing, and ongoing customer and third party communications programs. The Company also seeks to stimulate interest in its products through a public relations program, speaking engagements, white papers, technical notes and other publications. The Company has a home page on the Internet's World Wide Web, where potential customers can access information about the Company and its products.

BACKLOG

     The time between order and delivery of the Company's products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a backlog of unfilled orders.

RESEARCH AND DEVELOPMENT

     The Company has made substantial investments in research and product development. The Company's research and development is conducted by project teams consisting of development and quality assurance engineers, technical writers and product managers. The Company uses many of its own products and methodologies in its development process. The Company organizes development and quality assurance schedules to optimize usage of automated tests by starting script development very early in the development life cycle. The Company's research and development staff originates, produces and tests many of the Company's prototype products. The research and development department consults with the Company's sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of its current customers. The Company also licenses technology from vendors to be embedded in its product for resale or to be resold as products by the Company.

     The Company's primary research and development group is located at corporate headquarters in Lexington, Massachusetts. The Company also has development operations in Austria and Northern California. The majority of the Northern California employees joined the Company as part of the December 1998 acquisitions of Eventus and B&W (see Note 2 to the Consolidated Financial Statements). As of February 28, 1999, the Company had approximately 85 employees in research and development. The Company intends to continue making significant investments in research and development to develop new products, expand the capabilities of its Web application testing products and to internationalize the Company's products.

COMPETITION

     The market for software quality management tools is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than does the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

     The Company believes that the principal competitive factors affecting its market include product features and functionalities such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

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

EMPLOYEES

     As of February 28, 1999, the Company had approximately 295 full-time employees with 85 in research and development, 120 in sales and marketing, 50 in services, and 40 in finance and administration. All but approximately 35 employees are based in the United States. The Company's employees are not represented by any collective bargaining organizations and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Lexington, Massachusetts, where the Company leases approximately 52,500 square feet under a lease that expires in October 2007. The Company is obligated to lease an additional 15,000 square feet at its corporate headquarters beginning July 1, 1999. The Company's field sales and support operations occupy leased facilities in eleven locations throughout the United States and in four locations in Canada and Europe. Remote product research and development facilities are located in Campbell, California; San Francisco, California; and Linz, Austria. The Company believes that its current facilities are sufficient for its current operations and that those facilities will continue to provide adequate space for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently not involved in any material legal proceeding. The Company may, from time to time, be involved in ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE FOR COMMON STOCK

     The following table sets forth, for the periods indicated, the high and low closing prices of the Company's Common Stock as reported on the Nasdaq National Market System. The Company's Common Stock is traded under the Nasdaq symbol:
SEGU.  These prices do not include retail markups, markdowns, or commissions.


YEAR ENDED DECEMBER 31, 1998:                    HIGH              LOW
                                                 ----              ---
First Quarter                                   $15.000          $ 9.875
Second Quarter                                  $16.063          $12.250
Third Quarter                                   $18.875          $13.875
Fourth Quarter                                  $24.625          $12.750

YEAR ENDED DECEMBER 31, 1997:                    HIGH              LOW
                                                 ----              ---
First Quarter                                   $18.250          $ 7.500
Second Quarter                                  $15.125          $ 8.625
Third Quarter                                   $13.750          $ 7.625
Fourth Quarter                                  $12.500          $ 7.750

     On March 31, 1999, the closing price reported on the Nasdaq National Market System for the Common Stock was $9.625. The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

     As of March 31, 1999, there were approximately 98 holders of record of the Company's Common Stock and 8,993,540 shares of Common Stock outstanding. The Company estimates that as of March 31, 1999, there were approximately 2,286 beneficial stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On December 3, 1998, the Company issued an aggregate of 312,990 shares of Common Stock to the then current stockholders of Eventus in connection with the Company's acquisition of all the capital stock of Eventus. The Company issued the shares of

Common Stock to the then current stockholders of Eventus in a private placement in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933 ("Regulation D").

     On December 31, 1998, the Company issued an aggregate of 224,809 shares of Common Stock to the stockholder of B&W in connection with the Company's acquisition of all the capital stock of B&W. The Company issued the shares of Common Stock to the stockholder of B&W in a private placement in reliance on Rule 506 of Regulation D.

USE OF PROCEEDS FROM REGISTERED SECURITIES


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

     In connection with the IPO, the Company incurred the following expenses:


          Underwriting discounts and commissions          $3,039,750
          Expenses paid to underwriters                       10,999
          Other direct expenses                              847,281
                                                          ----------
          Total expenses                                  $3,898,030
                                                          ==========

     After deducting the expenses set forth above, the Company received approximately $39.5 million in net proceeds of the IPO.

     For the year ended December 31, 1998, the Company used approximately $2.6 million for the purchase of property and equipment, approximately $1.7 million for repayment of indebtedness including interest ($883,000 and $385,000 for principal and interest, respectively, on the SQLBench notes and approximately $395,000 on Eventus debt), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $195,000 for employee severance payments, and approximately $5.5 million for working capital. The remaining $28.1 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

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

     All financial data below has been restated to give retroactive effect to the Company's December 1998 acquisitions of Eventus Software, Inc. and Black & White Software, Inc., using the pooling-of-interests method of accounting.

                                                                                YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------

                                                        1998           1997           1996           1995           1994
                                                        ----           ----           ----           ----           ----
                                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
      Software                                          $26,249       $ 19,662        $16,551        $11,544        $ 7,012
      Services                                           14,599          7,977          5,411          2,627          1,253
      Royalties                                               -              -              -            129            335
                                                        -------       --------        -------        -------        -------
              Total revenue                              40,848         27,639         21,962         14,300          8,600
                                                        -------       --------        -------        -------        -------
Cost of revenue:
      Cost of software                                    2,972          3,673          2,807          1,537          1,029
      Cost of services                                    6,119          2,641          1,721          1,194            601
      Cost of royalties                                       -              -              -             30             80
                                                        -------       --------        -------        -------        -------
              Total cost of revenue                       9,091          6,314          4,528          2,761          1,710
                                                        -------       --------        -------        -------        -------

Gross margin                                             31,757         21,325         17,434         11,539          6,890

Operating expenses:
      Sales and marketing                                20,764         14,071         10,073          6,710          3,356
      Research and development                            8,571          7,084          5,043          2,781          1,946
      General and administrative                          4,500          3,933          2,950          1,709          1,284

      Non-recurring charges                               2,198/(1)/     9,813/(2)/         -            449              -
                                                        -------       --------        -------        -------        -------
              Total operating expenses                   36,033         34,901         18,066         11,649          6,586
                                                        -------       --------        -------        -------        -------

Income (loss) from operations                            (4,276)       (13,576)          (632)          (110)           304

Litigation settlement                                         -              -           (744)             -              -
Other income (expense), net                               1,521          2,155          1,540            (23)           (15)
                                                        -------       --------        -------        -------        -------
Income (loss) before provision for income taxes          (2,755)       (11,421)           164           (133)           289
Provision for income taxes                                  140             56             20              3              9
                                                        -------       --------        -------        -------        -------
Net income (loss)                                       $(2,895)      $(11,477)       $   144        $  (136)       $   280
                                                        =======       ========        =======        =======        =======

Net income (loss) per common share - basic              $ (0.34)      $  (1.48)       $  0.03        $ (0.08)       $  0.16
                                                        =======       ========        =======        =======        =======
Net income (loss) per common share - diluted            $ (0.34)      $  (1.48)       $  0.02        $ (0.08)       $  0.07
                                                        =======       ========        =======        =======        =======
Weighted average common shares
outstanding - basic                                       8,626          7,761          5,639          1,777          1,753
                                                        -------       --------        -------        -------        -------
Weighted average common shares
outstanding - diluted                                     8,626          7,761          7,980          1,777          4,227
                                                        -------       --------        -------        -------        -------

                                                                                   DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                           1998           1997           1996           1995           1994
                                                           ----           ----           ----           ----           ----
                                                                                   (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                               $16,096       $ 23,393        $ 7,541        $   588        $   987
Working capital (deficit)                                30,904         33,693         40,308            (56)         1,473
Total assets                                             48,951         47,681         49,983          5,352          4,571
Long-term obligations                                       883          3,777            245              -            654
Total stockholders' equity                               35,213         33,966         42,353          1,370          1,882

/(1)/ Non-recurring charges represent $1.5 million of transaction costs associated with the acquisitions of Eventus Software, Inc. and Black & White Software, Inc. and $667,000 associated with write-offs of a non-recurring engineering fee and guaranteed royalties.

/(2)/ Non-recurring charges include a charge of $9.1 million for purchased research and development in process and $718,000 for severance charges.

     There were no cash dividends declared per common share for any of the years shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company develops, markets and supports software products, and provides related professional services, for the management and testing of e-business applications. The Company's products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy these mission-critical applications. The Company's products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

     In December 1998, the Company acquired Eventus Software, Inc. ("Eventus") and Black & White Software, Inc. ("B&W") in two separate transactions. Founded in September 1996 and based in California, Eventus' principal product manages the assembly and deployment of web applications. Eventus had approximately 20 employees at the time of acquisition. The Company acquired Eventus to expand its product offerings to include end-to-end enterprise web content management. Founded in 1992, B&W marketed a wide range of products, internally and externally developed, for application development and productivity enhancement, including tools for creating object-oriented client/server applications and building applications with dynamic graphics and visual animation for graphical user interfaces. B&W had approximately 40 employees at the time of the acquisition. During 1998, B&W began to focus its efforts on products that diagnose and monitor communications between distributed application objects. The Company acquired B&W to expand its product offerings to include delivering comprehensive management, monitoring and testing of object level transactions for e-business applications using the Common Object Request Broker Architecture (CORBA) as well as to expand its customer base. Both acquisitions were accounted for using the pooling-of-interests method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisitions presented herein have been restated to include the financial position, results of operations and cash flows of Eventus and B&W (see Note 2 to the Consolidated Financial Statements).

     In 1997, the Company began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench". The acquisition was accounted for using the purchase method and, accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                                 Year ended December 31,
                                                            ---------------------------------
                                                      1998                1997                1996
                                                      ----                ----                ----
Revenue:
      Software                                         64.3 %              71.1 %              75.4
      Services                                         35.7                28.9                24.6
                                                      -----               -----               -----
          Total revenue                               100.0               100.0               100.0
Cost of revenue:
      Cost of software                                  7.3                13.3                12.8
      Cost of services                                 15.0                 9.5                 7.8
                                                      -----               -----               -----
          Total cost of revenue                        22.3                22.8                20.6

Gross margin                                           77.7                77.2                79.4

Operating expenses:
      Sales and marketing                              50.8                50.9                45.9
      Research and development                         21.0                25.6                23.0
      General and administrative                       11.0                14.2                13.4
      Non-recurring charges                             5.4                35.6                   -
                                                      -----               -----               -----
          Total operating expenses                     88.2               126.3                82.3
                                                      -----               -----               -----

Loss from operations                                  (10.5)              (49.1)               (2.9)

Litigation settlement                                     -                   -                (3.4)
Other income, net                                       3.7                 7.8                 7.0
                                                      -----               -----               -----
Income (loss) before provision for income taxes        (6.8)              (41.3)                0.7
Provision for income taxes                              0.3                 0.2                 0.1
                                                      -----               -----               -----
Net income (loss)                                      (7.1) %            (41.5) %              0.6 %
                                                      =====               =====               =====


     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

SOFTWARE REVENUE

     Software revenue consists of revenue from the granting of perpetual licenses to use the Company's products. The Company sells its licenses through its direct sales force, telesales, international distributors and channel partners. Software revenue increased 34% to $26.2 million in 1998 compared to $19.7 million in 1997. The increase is primarily the result of increased unit shipments, particularly resulting from the direct domestic sales force. These increased unit shipments were due to continued demand for the Company's products from existing customers and due to first-time buyers; the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997; and the expansion of the Company's worldwide direct sales force. International product sales accounted for 16% and 10% of total Company product sales in 1998 and 1997, respectively, and increased for the factors noted above.

     The mix of software revenue changed from 1997 to 1998. Total e-commerce software revenue represented 61% and 33% of total software revenue in 1998 and 1997, respectively. The Company's client/server products, its historical core product line, represented 39% and 67% of total software revenue for the years ended December 31, 1998 and 1997, respectively. The increase in e-commerce software revenue from year to year was due to the introduction of SilkTest and SilkPerformer, which target the e-commerce testing markets, in May 1997 and September 1997, respectively. The Silk product family in total represented 54% and 19% of total software revenue in 1998 and 1997, respectively. During 1998, Eventus intentionally curtailed selling certain of its royalty-bearing products, which targeted the e-commerce testing market, in order to concentrate its efforts on developing and selling new products. Consequently, e-commerce software revenue in 1998 consisted primarily of the Silk product family. QA Performer and SilkPerformer, which target the load testing markets, in total represented 25% and 7% of total software revenue in 1998 and 1997, respectively.

     The rate of continued software revenue growth depends upon the Company's ability to successfully generate and fill current software license orders, attract and retain skilled personnel and deliver timely new products and enhancements. Performance could also be affected by the efforts to integrate Eventus' and B&W's operations with those of the Company; the success of those integration efforts; and market acceptance of the new products: SilkControl, SilkPilot and SilkRealizer.

SERVICES REVENUE

     Services revenue consists of revenue from maintenance and training and consulting. Services revenue increased 83% to $14.6 million in 1998 compared to $8.0 million in 1997. The increase in service revenue is a result of the growth in the Company's installed customer base and the increased training and consulting services performed for these customers. Maintenance revenue increased 28% to $7.2 million in 1998 compared to $5.7 million in 1997. Training and consulting revenue increased 218% to $7.4 million in 1998 compared to $2.3 million in 1997.

     The increase in training and consulting revenue is also due to the introduction in the second quarter of 1998 of LiveQuality scenario testing solutions, which consist of a combination of software product and consulting services. Moreover, one customer accounted for approximately 10% of training and consulting revenue in 1998. The Company does not expect similar occurrences in 1999 and, consequently, does not expect 1999 services revenue increases, if any, to be at the rate experienced in 1998.

COST OF SOFTWARE

     Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of intangible assets and royalties due to third parties. These costs decreased 19% to $3.0 million, or 11% of software revenue, in 1998 compared to $3.7 million, or 19% of software revenue, in 1997.

     The decrease in cost of software reflects the Company's intentional reduction in sales of royalty-bearing products during 1998, resulting in a decrease of approximately $1.3 million in royalty expense. The decrease is partially offset by a $600,000 increase in the amortization of intangible assets primarily related to the SQLBench acquisition and the NRE fee noted below as well as the cost of upgrading the installed base with new versions of various products. The Company intends to reduce sales of B&W's royalty-bearing products in 1999; therefore, the

Company expects to continue to decrease royalty expense as a percentage of software revenue in the future.

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 in 1998, which represented a non-refundable non-recurring engineering and initial license fee ("NRE") of $480,000 and guaranteed royalties of $300,000. Under this agreement, an additional $200,000 for guaranteed royalties was to be paid by September 30, 1998.

     In October 1998, the parties amended this agreement as follows: (i) the remaining payment for guaranteed royalties was removed, (ii) the Company committed to spend $200,000 on defined marketing activities during the initial 18-month term and each subsequent one-year term of the agreement, and (iii) the Company agreed to make guaranteed, annual royalty payments beginning on October 1, 1999 of $300,000 for each one-year term of the agreement. The agreement terminates on September 30, 2001, unless earlier voluntarily terminated by the Company at the conclusion of any current one-year term.

     The NRE fee was being amortized into cost of software revenue on a straight-line basis over its estimated life of two years, and the royalty expense was being recognized as cost of software revenue based upon sales of the related products. For the year ended December 31, 1998, amortization expense and royalty expense related to this agreement was approximately $180,000 and $10,000, respectively.

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the EBMS products, the Company wrote off the remaining balances of the NRE and prepaid royalties, $300,000 and approximately $290,000, respectively, as non-recurring charges as of December 31, 1998.

     In December 1998, the Company entered into a five-year agreement with a vendor which provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1998, other current assets included approximately $220,000, and other long-term assets included approximately $430,000 related to the guaranteed royalties. Future royalty expense will be recognized as cost of software revenue based upon qualified sales of the Company's products.

     To the extent that revenue from related products does not support the guaranteed royalties described above, the Company could be required to accelerate amortization of these prepaid royalties. The amortization of the prepaid royalties may cause the cost of software to increase as a percentage of revenue in the future.

COST OF SERVICES

     Cost of services consists principally of salaries and benefits for the Company's customer technical support staff, which provides services under maintenance contracts, and for the Company's training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used in training customers. Cost of services increased 132% to $6.1 million, or 42% of services revenue, in 1998 compared to $2.6 million, or 33% of services revenue, in 1997.

     The increase in cost of services is primarily due to the Company's utilization of third party consultants to assist in Live Quality scenario testing solutions. The cost of third party consultants is generally higher than the cost of internal resources. The increases in amount and as a percentage of service revenue are also the result of increased investment in personnel needed to support the increased demand for training and consulting services. Headcount in the training and consulting and technical support groups increased 56% from December 31, 1997 to December 31, 1998. The Company expects to continue to hire employees in the services group in order to generate and support worldwide services revenue and to provide ongoing quality customer support to the Company's increasing installed base. In order to support the growing international customer base, the Company is opening a technical support center in Ireland during the third quarter of 1999 and expects to have approximately 20 employees located in Ireland by the end of 1999.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, direct mail programs, seminars and trade shows. Sales and marketing expenses increased 48% to $20.8 million, or 51% of total revenue, in 1998 compared to $14.1 million, or 51% of total revenue, in 1997. The principal reasons for the absolute dollar increase in sales and marketing expenses were increased headcount, increases in commissions as a result of higher revenue levels and increases in related travel costs.

     The Company expects to continue the growth of its worldwide sales and marketing organization during 1999. The continued growth depends upon the Company's ability to attract and retain highly skilled technical, managerial and sales personnel. There can be no assurance that related increased expenditures will result in increased revenue or improvement in the effectiveness of the sales organization.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of the Company's internal costs for research and development have been charged to operations as incurred since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses increased 21% to $8.6 million, or 21% of total revenue, in 1998 compared to $7.1 million, or 26% of total revenue, in 1997. The increase in absolute dollars in research and development expenses is mainly attributable to the operations of the Austria facility, which was only reflected in the Company's operating results from the beginning of 1998. Additionally, the increase is due to increased headcount. Research and development headcount, including that of the Austrian facility, increased approximately 10% from December 31, 1997 to December 31, 1998. The decrease in research and development as a percentage of total revenue is primarily due to the increase in total revenue. The Company intends to continue to make significant investments in research and development to develop new products and to expand the capabilities of its Web application testing products.

     During 1998, the Company introduced several new products including SilkControl (a web content management product), Eventus' principal product; SilkPilot (a CORBA-based distributed object testing product), a B&W product; and SilkRealizer (for scenario testing and modeling).

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses increased 14% to $4.5 million, or 11% of total revenue, in 1998 compared to $3.9 million, or 14% of total revenue, in 1997. The increase in absolute dollars in general and administrative expenses is attributable to increased headcount and related recruitment fees. General and administrative headcount increased 28% from December 31, 1997 to December 31, 1998. The decrease as a percentage of total revenue is primarily due to the increase in total revenue. The Company anticipates that general and administrative expenses will increase in 1999 to support the Company's expanding business.

NON-RECURRING CHARGES

     In the fourth quarter of 1998, the Company recorded a charge of $1.5 million related to the Eventus and B&W acquisitions (see Note 2 to the Consolidated Financial Statements). This charge consisted primarily of investment banking, legal, accounting and other professional fees.

     In the fourth quarter of 1998, the Company recorded a charge of approximately $590,000 associated with write-offs of the NRE fee and guaranteed royalties related to the March 1998 software license agreement (see Cost of Software above and Note 3 to the Consolidated Financial Statements).

     In the fourth quarter of 1997, the Company recorded a charge of $9.1 million related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000, consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer.

     During the first quarter of 1999, the Company began to execute a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. The Company expects to recognize a one-time charge of approximately $1.0 million during the first quarter of 1999 related to the restructuring plan. The restructuring charge includes approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised primarily of interest income from cash, cash equivalents and short-term investments. Other income, net decreased 29% to $1.5 million in 1998 compared to $2.2 million in 1997 mainly due to interest expense associated with the Company's issuance of notes in December 1997 related to the SQLBench acquisition.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $140,000 and $20,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There was no tax benefit for losses generated in the U.S. during 1998 and 1997 due to the uncertainty of realizing such benefits. The Company did not record a provision for federal income taxes in 1996 due to utilization of net operating loss carryforwards.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $14.2 million, of which $9.6 million relates to deductions attributable to stock options state net operating loss carryforwards of approximately $11.9 million, of which at least $2.6 million is subject to annual limitations on utilization; and $779,000 of federal and $230,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1999 through 2018 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

     Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

SOFTWARE REVENUE

     Software revenue increased 19% to $19.7 million in 1997 compared to $16.6 million in 1996. The increase in software revenue is primarily the result of increased unit shipments, particularly resulting from the direct domestic sales force. These increased unit shipments were due to an increase in the demand for automated testing products; the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997; and the expansion of the Company's sales and marketing activities. International revenue accounted for 10% and 7% of total product revenue in 1997 and 1996, respectively.

     In 1997, the Company introduced a Web application testing product, SilkTest, and load testing products, SilkPerformer and QA Performer. Revenues from these three new products represented 15%, 4% and 3% of total product revenue, respectively.

     In addition, the mix of software license revenue changed in 1997. Prior to 1997, the Company had minimal revenue from the e-commerce testing market and no revenue from the load testing market. Revenues from those markets totaled 33% and 7% of total product revenue in 1997.

SERVICES REVENUE

     Services revenue increased 47% to $8.0 million in 1997 compared to $5.4 million in 1996. The increase in services revenue is principally the result of the increased volume of maintenance, training and consulting services, primarily due to the expansion of the installed base of users of the Company's products. Maintenance revenue increased 61% to $5.7 million in 1997 compared to $3.5 million in 1996. Training and consulting revenue increased 16% to $2.3 million in 1997 compared to $1.9 million in 1996.

COST OF SOFTWARE

     Cost of software increased 31% to $3.7 million, or 19% of software revenue, in 1997 compared to $2.8 million, or 17% of software revenue, in 1996. The increase in the cost of software primarily reflects the increased volume of units sold. The increase is also attributable to royalty expense related to the sale of the Company's load testing products which were licensed from a third party until December 30, 1997. The Company acquired the vendor on December 30, 1997, with the royalty agreement being terminated (see Note 2 to the Consolidated Financial Statements).

COST OF SERVICES

     Cost of services increased 53% to $2.6 million, or 33% of service revenue, in 1997 compared to $1.7 million, or 32% of service revenue, in 1996. The increase in the cost of services is largely the result of increased headcount. Cost of services headcount increased 50% from December 31, 1996 to December 31, 1997. The increase is also attributable to costs related to the delivery of training and consulting services, due to higher demand for such services, such as travel and equipment rental.

SALES AND MARKETING

     Sales and marketing expenses increased 40% to $14.1 million, or 51% of total revenue, in 1997 compared to $10.1 million, or 46% of total revenue, in 1996. The principal reasons for the increases in sales and marketing expenses were increased headcount, increases in commissions as a result of higher revenue levels and increases in promotional marketing programs. Sales and marketing headcount increased 30% from December 31, 1996 to December 31, 1997. The sales organization was restructured in the fourth quarter of 1997 to focus on the Company's e-commerce market initiative.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 40% to $7.1 million, or 26% of total revenue, in 1997 compared to $5.0 million, or 23% of total revenue, in 1996 mainly due to increased headcount. Research and development headcount increased 30% from December 31, 1996 to December 31, 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 33% to $3.9 million, or 14% of total revenue, in 1997 compared to $3.0 million, or 13% of total revenue, in 1996. The increase is attributable to increased headcount and increases in professional fees, system support costs and other general corporate expenses.

NON-RECURRING CHARGES

     In the fourth quarter of 1997, the Company recorded a charge of $9.1 million related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000, consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments totaling $33.4 million.

     The Company's operating activities utilized cash of $3.7 million in 1998 compared to providing cash of $1.0 million in 1997. Cash was utilized in 1998 primarily for increases in accounts receivable as a result of the Company's revenue growth and other current assets, offset by increased accounts payable and deferred revenue. The increase in other current assets is principally due to prepaid royalties in 1998 (see Note 3 to the Consolidated Financial Statements).

     The Company's investing activities utilized cash of $7.2 million in 1998 compared to providing cash of $13.4 million in 1997. The Company purchased $2.7 million of property and equipment in 1998 compared to $1.4 million in 1997. The large increase consists primarily of computer equipment and software for new employees and to support the Company's expanding operations as well as furniture and fixtures and leasehold improvements for the new corporate headquarters. Additionally in 1998, the Company paid $480,000 in NRE fees in 1998 (see Note 3 to the Consolidated Financial Statements) and made payments of $883,000 on acquisition related notes payable. Cash provided from investing activities in 1997 was largely the result of net maturities of short-term investments, partially offset by $4.5 million related to the SQLBench acquisition.

     The Company's financing activities provided cash of $3.7 million and $1.4 million in 1998 and 1997, respectively, primarily due to the issuance of common stock upon the exercise of stock options. Additionally, in 1998 and 1997, approximately $990,000 and $510,000 of proceeds, respectively, were received by Eventus from the issuance of common stock, net of issuance costs.

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a lease which expires in October 2007. The annual rental rate is approximately $2.1 million. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

     The Company will recognize a one-time pre-tax charge of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge includes the following expenses that the Company expects will be paid out in 1999 and 2000: approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities.

     The Company expects to incur approximately $1.4 million in 1999 for an ERP information system to be implemented during 1999. This amount consists of approximately $670,000 for the purchase of software, hardware and related maintenance and approximately $700,000 in consulting and implementation.

     The Company expects to open a Technical Support Center in Ireland during the third quarter of 1999, and to incur infrastructure costs of approximately $600,000. This expenditure will be partially funded by a grant awarded by the Ireland Industrial Development Board ("IDB"), of approximately $175,000.

     In December 1999, approximately $2.6 million becomes due under the SQLBench notes.

     Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the possible opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet its working capital and debt requirements through the end of 1999. In the event the Company requires additional financing, the Company believes it would be able to obtain such financing; however, there can be no assurance that it would be successful in doing so, or that it could do so on terms favorable to the Company.

YEAR 2000 ISSUES

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. Year 2000 compliance testing is complete for the Company's internal software systems. Testing of the internal hardware systems for year 2000 compliance was begun in the first quarter of 1999, and the Company expects the testing to be complete by June 30, 1999. In addition, the Company began work on various types of contingency planning to address potential problem areas with internal systems in the first quarter of 1999. The Company expects the contingency planning to be complete by June 30, 1999 as well. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

     The Company has also initiated formal communications with its significant vendors, mainly of IT packaged applications, to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issues. The Company has received written assurances of year 2000 compliance from all significant vendors. Most of the vendors under existing contracts with the Company are under no contractual obligation to provide such information to the Company. The Company is taking steps with respect to new vendor agreements to ensure that the vendors' products and internal systems are year 2000 compliant. The Company does not believe it has any mission-critical suppliers of products or services.

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

     The Company's quarterly results may fluctuate. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Segue's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. The Company's quarterly revenue may fluctuate significantly for several reasons, including: the timing of introductions of new products or product enhancements by Segue or its competitors; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; demand for Segue's products is difficult to predict for reasons discussed below; changes in operating expenses; product mix; and general economic conditions. A substantial portion of the Company's operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, the Company does not typically experience order backlog. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. For these reasons, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $18.0 million as of December 31, 1998. Segue had net income of $144,000 in 1996, a net loss of $11.5 million in 1997, which includes a charge of $9.1 million for purchased research and development in process and $718,000 for severance charges and a net loss of $2.9 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions and a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties. While the Company has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of the Company's Common Stock.

     The Company has recently shifted its focus from general software testing to e-business testing. In 1997, the Company began to develop and acquire technology to provide automated software testing for Web-enabled software applications, including its acquisition of SQLBench in December 1997. These developments allowed the Company to extend its testing capabilities beyond distributed client/server applications with GUI front ends. Because e-business scenario testing is more complicated than general software testing, the Company may experience issues with its product quality. In the second quarter of 1998, Segue introduced "LiveQuality", an e-business scenario testing solution. In the fourth quarter of 1998, the Company acquired Eventus Software, Inc. and Black & White Software, Inc., which provided the Company with other technologies to expand its current line of e-business testing products. The Company's shift from a general software testing company to an e-business testing company during the past year has resulted in significant changes in (i) Segue's organizational structure,
(ii) management personnel, (iii) product mix, and (iv) sales approach. If the Company fails to effectively manage these changes, or make other changes which may be needed in connection with such shift to an e-business testing company, the Company's business, operating results and financial condition may be materially adversely affected.

     The development of a market for the Company's products is uncertain. The market for automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance as to the extent that a significant market for automated software testing products will develop or the extent to which the Company's products will be accepted in that market. Although the Company believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software testing market will enjoy continued growth.

     The commercial market for products and services designed for use on the Internet, Intranet and Extranet has only recently begun to develop. The success of the Company's products focused on e-commerce and Internet applications will depend on the growth of the market and on the Company's ability to continue to enhance its products to work with all of the prevalent technologies driving Internet applications. There can be no assurance that Segue will be able to effectively adapt its products to the prevalent technologies being used on e-commerce applications or to successfully compete in the market for Internet-related products and services. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

     The Company may have difficulty managing its growth. The Company has been experiencing a period of rapid growth, including increases in the number of orders, customers and employees. The Company's rapid growth has placed, and may continue to place, strains on its management, operations and systems. To manage future growth effectively, Segue must expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in its business. The Company is implementing an ERP information system and opening a Technical Support Center in Ireland in 1999, both of which could be disruptive. Additionally, as part in the restructuring plan in the first quarter of 1999, the Company has significantly changed the sales management team and consolidated the position of Senior Vice President of Research and Development with the position of Senior Vice President and General Manager of the executive management team. In conjunction with these management changes, the Company also changed the structure of its internal organization by adding product divisions which relate to its e-business testing products. The Company also refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such changes and such changes are likely to be disruptive.

     The Company may be subject to risks associated with its recent acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software, Inc. and Black & White Software, Inc. in two separate transactions. The Company's product range and customer base have increased in the recent past due in part to these acquisitions. These acquisitions provided the Company with technologies to expand its current line of e-business testing products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties which may absorb significant management attention.

     In the future, the Company may acquire additional businesses or product lines. The recently completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that it anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into the Company's business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which the Company might otherwise devote to its existing business. Also, the process may require significant financial resources that the Company might otherwise allocate to other activities, including the ongoing development or expansion of its existing operations. The integration of the acquisitions of Eventus Software, Inc. and Black & White Software, Inc. will take longer than originally expected.

     If the Company pursues a future acquisition, its management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, the Company might use capital stock or cash. Alternatively, Segue might borrow money from a bank or other lender. If the Company uses capital stock as it did with its recent acquisitions, the Company's stockholders would experience dilution of their ownership interests. If the Company uses cash or debt financing, its financial liquidity will be reduced.

     The Company has recently changed its sales approach and restructured its sales teams. As part of the shift in the Company's business to e-business testing, the Company has recently begun to focus its marketing and sales efforts with a solution sales approach. The Company's direct sales force focuses on large enterprise and strategic sales in an effort to provide as many solutions as a particular client needs. To faciliate the solution sales approach, the Company restructured its direct sales force into teams of one strategic sales representative and one technical support engineer. The Company has also recently hired additional sales personnel and worked to integrate sales personnel from Eventus and Black & White. There can be no assurance that this sales approach will result in greater revenues. Because the Company's sales force focuses on making larger sales, its sales cycle may increase. Larger purchases will take longer than smaller sales because customers will generally take more time to decide on whether to make larger purchases. A longer sales cycle reduces the Company's ability to forecast revenue levels. Any delay or loss in sales of the Company's products could have a material adverse effect on its business, operating results and financial condition, and could cause its operating results to vary significantly from quarter to quarter.

     The Company's performance will depend in part on the growth and commercial acceptance of the Internet. The Company's future success will depend substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. If the Internet does not become a viable and substantial commercial medium, the Company's business, operating results and financial condition will be materially adversely affected. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication on the Internet. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

     The Company faces significant competition from other software companies. The market for software quality management tools is new, intensely competitive and subject to rapid technological change. The Company expects competition to intensify in the future. The Company currently encounters competition from a number of public and private companies including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. Many of Segue's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than it does and, therefore, may be able to respond more quickly than the Company to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than the Company. The Company may also face increased competition from the recent consolidation of several companies in the automated software quality market. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business could be adversely affected if its products contain errors. Software products as complex as the Company's products may contain undetected errors or "bugs"," which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future success will depend on its ability to enhance existing products and develop new products. To be competitive, the Company must develop and introduce product enhancements and new products that which increase its customers' ability to test their systems. If the Company fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on the Company's business, operating results and financial condition. The emerging nature of the automated software testing and e-commerce testing markets requires that Segue continually improve the performance, features and reliability of its products, particularly in response to competitive offerings and evolving customer needs. The Company must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products. The Company has acquired, and may in the future acquire, technologies to provide it with the tools to introduce new products or to enhance current products. The success of such acquisitions will depend in part on the Company's ability to effectively integrate the technologies.

     The Company must hire and retain skilled personnel in a tight labor market. Qualified personnel are in great demand throughout the software industry. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. There is intense competition for sales personnel in the Company's business, and there can be no assurance that Segue will be successful in attracting, integrating, motivating and retaining new sales personnel. The failure of the Company to attract and retain the highly skilled personnel that are integral to its direct sales, product development, service and support teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. This could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company faces many risks associated with international business activities. The Company derived approximately 16% of its total product sales from international customers in 1998. The international market for software products is highly competitive and the Company expects to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business could be materially adversely affected.

     The Company may be affected by unexpected Year 2000 problems. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. The Company is subject to potential Year 2000 problems affecting its products, its internal systems and the systems of its vendors and distributors, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

     Year 2000 errors or defects in the internal systems maintained by the Company's vendors or distributors could require Segue to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce the Company's revenue from its indirect distribution channel.

     The Company may be subject to risks associated with its channel partner program. Although the Company has not historically sold significant amounts of its products through indirect channels, the Company intends to continue to develop channel sales as part of its business strategy. Recently Segue has added significant resources to expand its channel sales, including dedicating sales personnel to increase sales through current channel partners and developing relationships with other potential channel partners. There can be no assurance that the Company's greater efforts will result in an increase in revenues. Furthermore, the Company may be subject to certain distinct risks associated with channel sales. The Company licenses its products to channel partners at a discount and such partners re-license the products to end-users. The Company's agreements with its channel partners are non-exclusive and provide the channel partners with 60-day price protection. Because the Company's channel partners generally order products after they have received purchase orders, there is no requirement that the Company repurchase any product. The Company typically does not grant its channel partners a contractual right to return software products. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for the specified products. Segue selects its channel partners based on the partner's financial viability, product expertise and market focus. In order for the Company's strategy to broaden market penetration through its channel partner program to be successful, the Company must increase its unit sales to offset the discount the Company is providing to its channel partners. There can be no assurance that the Company will succeed in the development of these channels. Moreover, selling through indirect channels may limit the Company's contact with the end users of its products. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered and its ability to develop and maintain customer goodwill may be limited. Furthermore, the Company's existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, Segue will need to resolve potential conflicts among its sales force and channel partners.

     The Company could be subject to product liability claims. In selling its products, the Company relies primarily on "shrink wrap" licenses that contain, among other things, provisions protecting against the unauthorized use, copying and transfer of the licensed program and limiting the Company's exposure to potential product liability claims. However, these licenses are not signed by the licensees and the provisions of these licenses, including the provisions limiting the Company's exposure to product liability claims, may therefore be unenforceable under the laws of certain jurisdictions. The Company's products may be used on applications that are critical to the operations of its customers' businesses. Any failure in a customer's application could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

     The Company's success depends on its ability to protect its proprietary technology. The Company's success depends to a significant degree upon the protection of its software and other proprietary technology. The unauthorized reproduction or other misappropriation of the Company's proprietary technology could enable third parties to benefit from the Company's technology without paying Segue for it. This could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has taken steps to protect its proprietary technology, they may be inadequate. The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company has a patent but there can be no assurance that the patent would be upheld if challenged. Moreover, the laws of other countries in which the Company markets its products may afford little or no effective protection of the Company's intellectual property. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. If the Company were to discover that any of its products violated third party proprietary rights, there can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful.

     Any claim of infringement could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management from the Company's business. Furthermore, a party making such a claim could secure a judgment that requires the Company to pay substantial damages. A judgment could also include an injunction or other court order that could prevent the Company from selling its products. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUNT MARKET RISK

          The information required pursuant to this Item 7A is contained in the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 concerning the Company's directors and officers is incorporated by reference to the information under the heading, "Election of Directors - Information Regarding the Nominees and Executive Officers" in the Company's 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's 1999 Proxy Statement under the heading, "Compensation of Directors and Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The information required by this Item 12 is incorporated by reference to the Company's 1999 Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

                                                                                    Page
                                                                                    ----
        Table of Contents                                                            F-1
        Report of Independent Accountants                                            F-2
        Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-3
        Consolidated Statements of Operations for the Years Ended December 31,
          1998, 1997 and 1996                                                        F-4
        Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 1998, 1997 and 1996                                           F-5
        Consolidated Statements of Cash Flows for the Years Ended December 31,
          1998, 1997 and 1996                                                        F-6
        Notes to Consolidated Financial Statements                                   F-7

     2. Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits. Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-27794.

        NUMBER                         DESCRIPTION OF EXHIBITS
        ------                         -----------------------
        3.1     (1)        Restated Certificate of Incorporation (Exhibit 3.2 of
                           Registration Statement on Form S-1 (File No. 333-
                           1488))

        3.2     (1)        By-Laws (Exhibit 3.3 of Registration Statement on
                           Form S-1 (File No. 333-1488))

        4.1     (1)        Specimen Certificate representing the Common Stock
                           (Exhibit 4.2 of Registration Statement on Form S-1
                           (File No. 333-1488))

        10.1    (1)        1996 Amended and Restated Incentive and Non-Qualified
                           Stock Option Plan

        10.2    (1)        1996 Employee Stock Purchase Plan

10.7   (1)     Form of Shareholder Rights Agreement, dated as of February 8,
               1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1
               (File No. 333-1488))

10.8   (1)     Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No. 333-1488))

10.10  (2)     Agreement and Plan of Merger by and among the Registrant, SGE
               Merger Corp. and SQLBench International, Inc. and the
               Stockholders of SQLBench International, Inc. dated as of December
               30, 1997

10.11  (2)     Asset Purchase Agreement by and among the Registrant, ARC - Dr.
               Ambichl & Dr. Reindl Communication GmbH and the Stockholders of
               ARC - Dr. Ambichl & Dr. Reindl Communication GmbH dated as of
               December 30, 1997

10.12  (2)     Segue Software, Inc. Special Termination and Vesting Plan adopted
               February 5, 1997

10.14  (3)     Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant

10.15  (4)     1998 Employee Stock Option Plan

10.16  (5)     Agreement and Plan of Merger by and among the Registrant, SSI
               Merger Corp. and Eventus Software, Inc. and the Stockholders of
               Eventus Software, Inc. dated as of December 3, 1998

10.17  (6)     Agreement and Plan of Merger by and among the Registrant, SBW
               Merger Corp. and Black & White Software, Inc. ("B&W"), and the
               Stockholders of B&W and beneficial owners of the outstanding capital stock of B&W dated as of December 31, 1998

*21.1          Subsidiaries of the Registrant

*23.1          Consent of PricewaterhouseCoopers LLP

*27.1          Financial Data Schedules

(1) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-
     1488), which was declared effective on March 28, 1996.

(2) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          (3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q dated August 14, 1998.

          (4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 dated December 17, 1998.

          (5) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K dated December 17, 1998.

          (6) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K dated January 14, 1999.

         * Filed herewith.
     (b) Reports on Form 8-K

          On December 17, 1998, the Company filed a Report under Item 5 on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 1999.

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

Signature                Titles                                  Date
---------                ------                                  ----

/s/ STEPHEN B. BUTLER    President, Chief Executive Officer      April 15, 1999
---------------------    and Director (Principal Executive
Stephen B. Butler        Officer)

/s/ CARL D. BLANDINO     Chief Financial Officer                 April 15, 1999
---------------------    and Senior V. P. of Administration
Carl D. Blandino         (Principal Financial Officer and
                         Principal Accounting Officer)

/s/ JAMES H. SIMONS      Chairman of the Board                   April 15, 1999
---------------------
James H. Simons

/s/ LEONARD E. BAUM      Director                                April 15, 1999
---------------------
Leonard E. Baum

/s/ RONALD D. FISHER     Director                                April 15, 1999
---------------------
Ronald D. Fisher

/s/ JOHN R. LEVINE       Director                                April 15, 1999
---------------------
John R. Levine

/s/ HOWARD L. MORGAN     Director                                April 15, 1999
---------------------
Howard L. Morgan

                             SEGUE SOFTWARE, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----

Report of Independent Accountants                                      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997           F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996                                       F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1998, 1997 and 1996                                 F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996                                       F-6

Notes to Consolidated Financial Statements                             F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Segue Software, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Segue Software, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       /s/ PricewaterhouseCoopers LLP
                                           PricewaterhouseCoopers LLP


Boston, Massachusetts
April 15, 1999

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                                1998                 1997
                                                            -------------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                                   $ 16,096             $ 23,393
    Short-term investments                                        17,335               14,385
    Accounts receivable, net of allowances of $608 and             8,823                5,234
    $454
    Other current assets                                           1,505                  619
                                                                 --------             --------
        Total current assets                                      43,759               43,631

Property and equipment, net                                        3,560                2,400
Other assets                                                       1,632                1,650
                                                                --------             --------
        Total assets                                            $ 48,951             $ 47,681
                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - current portion                             $  2,983             $  1,600
    Accounts payable                                               2,464                1,777
    Accrued compensation and benefits                              1,389                1,244
    Accrued royalties                                                377                  631
    Other accrued expenses                                         1,346                1,269
    Deferred revenue                                               4,296                3,417
                                                                --------             --------
        Total current liabilities                                 12,855                9,938

Notes payable                                                        883                3,532
Other long-term liabilities                                            -                  245

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, par value $.01 per share;
        non-cumulative; 5,000 shares authorized; no shares
        issued and outstanding                                         -                    -
    Common stock, par value $.01 per share; 30,000 shares
        authorized; 8,912 and 8,109 shares issued and
        outstanding                                                   89                   81
    Additional paid-in capital                                    53,190               49,141
    Unearned compensation                                            (20)                (105)
    Accumulated deficit                                          (18,046)             (15,151)
                                                                --------             --------
        Total stockholders' equity                                35,213               33,966
                                                                --------             --------

        Total liabilities and stockholders' equity              $ 48,951             $ 47,681
                                                                ========             ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1998           1997            1996
                                                     ------------  --------------  --------------
Revenue:
      Software                                           $26,249        $ 19,662         $16,551
      Services                                            14,599           7,977           5,411
                                                         -------        --------         -------
             Total revenue                                40,848          27,639          21,962
                                                         -------        --------         -------
Cost of revenue:
      Cost of software                                     2,972           3,673           2,807
      Cost of services                                     6,119           2,641           1,721
                                                         -------        --------         -------
             Total cost of revenue                         9,091           6,314           4,528
                                                         -------        --------         -------

Gross margin                                              31,757          21,325          17,434

Operating expenses:
      Sales and marketing                                 20,764          14,071          10,073
      Research and development                             8,571           7,084           5,043
      General and administrative                           4,500           3,933           2,950
      Non-recurring charges                                2,198           9,813               -
                                                         -------        --------         -------
             Total operating expenses                     36,033          34,901          18,066
                                                         -------        --------         -------

Loss from operations                                      (4,276)        (13,576)           (632)

Litigation settlement                                          -               -            (744)
Interest expense                                            (449)            (31)            (44)
Interest income                                            1,970           2,186           1,584
                                                         -------        --------         -------
Income (loss) before provision for income taxes           (2,755)        (11,421)            164
Provision for income taxes                                   140              56              20
                                                         -------        --------         -------

Net income (loss)                                        $(2,895)       $(11,477)        $   144
                                                         =======        ========         =======

Net income (loss) per common share - basic                $(0.34)         $(1.48)          $0.03

Net income (loss) per common share - diluted              $(0.34)         $(1.48)          $0.02

Weighted average common shares outstanding - basic         8,626           7,761           5,639

Weighted average common shares outstanding - diluted       8,626           7,761           7,980



   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                            Preferred Stock       Common Stock      Additional
                                                           ---------------        ------------        Paid-in         Unearned
                                                          Shares   Par value   Shares  Par value      Capital        Compensation
                                                         -------  ----------   ------  ----------   ------------     ------------
Balance at December 31, 1995                              2,292    $   4,338      1,811 $     730      $   120
   Change in par value                                                (4,315)                (712)       5,027
   Return of capital - B&W                                                                                 (70)
   Issuance of common stock
     under option plan                                      125            1        127         1          442
   Conversion of preferred stock
     to common stock                                     (2,417)         (24)     2,416        24
   Conversion of debt to common stock                                               654         7          647
   Issuance of common stock,
     net of issuance costs                                                        2,611        26       39,650
   Compensation cost related to stock options                                                              575       $     (575)
   Amortization of unearned compensation                                                                                    135
   Net income
                                                         ---------- -----------   --------- ---------- -------       ----------
Balance at December 31, 1996                                  -            -      7,619        76       46,391             (440)
   Return of capital - B&W                                                                                 (49)
   Issuance of common stock
     under stock plans                                                              291         3          924
   Issuance of common stock,
     net of issuance costs                                                           55         1          513
   Issuance of restricted common stock for acquisition                              144         1        1,031
   Compensation cost related to stock options                                                              523
   Stock options cancelled and amortization of
     unearned compensation                                                                                (192)             335
   Net loss
                                                         --------- -----------    --------  ---------- -------       ----------
Balance at December 31, 1997                                  -            -      8,109        81       49,141             (105)
   Return of capital - B&W                                                                                 (15)
   Issuance of common stock
     under stock plans                                                              753         8        3,088
   Issuance of common stock,
     net of issuance costs                                                           50         -          989
   Stock options cancelled and
     amortization of unearned compensation                                                                 (57)              85
   Compensation cost related to stock options and
     warrants                                                                                               44
   Net loss
                                                         --------- -----------    --------  ---------  -------       ----------
Balance at December 31, 1998                                  -     $      -      8,912     $  89      $53,190       $      (20)
                                                         ========= ===========    ========  =========  =======       ==========

                                                                                 Total
                                                           Accumulated         Stockholders'
                                                             Deficit              Equity
                                                          ----------------    --------------
Balance at December 31, 1995                              $        (3,818)    $      1,370
   Change in par value                                                                   -
   Return of capital - B&W                                                             (70)
   Issuance of common stock
     under option plan                                                                 444
   Conversion of preferred stock
     to common stock                                                                     -
   Conversion of debt to common stock                                                  654
   Issuance of common stock,
     net of issuance costs                                                          39,676
   Compensation cost related to stock options                                            -
   Amortization of unearned compensation                                               135
   Net income                                                         144              144
                                                          ----------------    --------------
Balance at December 31, 1996                                       (3,674)          42,353
   Return of capital - B&W                                                             (49)
   Issuance of common stock
     under stock plans                                                                 927
   Issuance of common stock,
     net of issuance costs                                                             514
   Issuance of restricted common stock for acquisition                               1,032
   Compensation cost related to stock options                                          523
   Stock options cancelled and amortization of
     unearned compensation                                                             143
   Net loss                                                       (11,477)         (11,477)
                                                         -----------------    --------------
Balance at December 31, 1997                                      (15,151)          33,966
   Return of capital - B&W                                                             (15)
   Issuance of common stock
     under stock plans                                                               3,096
   Issuance of common stock,
     net of issuance costs                                                             989
   Stock options cancelled and
     amortization of unearned compensation                                              28
   Compensation cost related to stock options and
     warrants                                                                           44
   Net loss                                                        (2,895)          (2,895)
                                                          ---------------     --------------
Balance at December 31, 1998                               $      (18,046)     $    35,213
                                                          ================    ==============



   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                          1998        1997        1996
                                                                                        --------    --------    --------
Cash flows from operating activities:
    Net income (loss)                                                                   $ (2,895)   $ (11,477)  $    144
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Charge for purchased research and development in process                                 -        9,095        339
      Depreciation and amortization                                                        2,322        1,342        774
      Loss on disposal of property and equipment                                               4            4         16
      Noncash compensation charges                                                            10          666        135
      Write off of other assets                                                              378            -          -
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                               (3,589)        (618)    (1,378)
        Other current assets                                                                (886)         590       (382)
        Other assets                                                                        (433)           -          -
        Accounts payable                                                                     687          616        356
        Accrued expenses, royalties, compensation and benefits                              (215)           1      1,186
        Deferred revenue                                                                     879          812      1,058
                                                                                        --------    ---------   --------
Net cash provided by (used in) operating activities                                       (3,738)       1,031      2,248
                                                                                        --------    ---------   --------
Cash flows from investing activities:
    Additions to property and equipment                                                   (2,678)      (1,401)    (1,474)
    Additions to other assets                                                               (735)        (368)         -
    Acquisition of businesses                                                                  -       (4,499)         -
    Payments of notes payable for acquisition                                               (883)           -          -
    Maturities of short-term investments                                                  16,200       57,725     17,500
    Purchases of short-term investments                                                  (19,150)     (38,018)   (51,592)
                                                                                        --------    ---------   --------
Net cash provided by (used in) investing activities                                       (7,246)      13,439    (35,566)
                                                                                        --------    ---------   --------
Cash flows from financing activities:
    Net proceeds from initial public offering of common stock                                  -            -     39,527
    Proceeds from issuance of common stock, net                                              989          514          -
    Proceeds from issuance of notes payable                                                  110          299        435
    Payments of notes payable                                                               (493)        (308)       (66)
    Proceeds from exercise of stock options and stock purchase plan                        3,096          926        445
    Return of capital to shareholders                                                        (15)         (49)       (70)
                                                                                        --------    ---------   --------
Net cash provided by financing activities                                                  3,687        1,382     40,271
                                                                                        --------    ---------   --------
Net increase (decrease) in cash and cash equivalents                                      (7,297)      15,852      6,953
Cash and cash equivalents at beginning of year                                            23,393        7,541        588
                                                                                        --------    ---------   --------
Cash and cash equivalents at end of year                                                $ 16,096    $  23,393   $  7,541
                                                                                        ========    =========   ========

Supplemental disclosure of noncash investing and financing transactions:
    Conversion of convertible debt into common stock                                                            $    654
    Issuance of common stock in exchange for notes receivable                                                   $    117
    Issuance of common stock and notes for assets                                                               $    389
    Issuance of notes payable for acquisition                                                       $   4,415
    Issuance of restricted common stock for acquisition                                             $   1,032

Cash paid during the year for interest                                                  $    419    $      58   $     47

  The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Segue Software, Inc. and its subsidiaries (hereafter, collectively, "Segue" or the "Company") develop, market and support software products, and provide related professional services, for the management and testing of e-business applications. The Company's products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the growing number of application components, and shorten the time required to develop and deploy these mission critical applications. The Company's products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     As described in Note 2, in December 1998, the Company acquired Eventus Software, Inc. ("Eventus") and Black and White Software, Inc. ("B&W"). Both acquisitions were accounted for using the pooling-of-interests method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisitions presented herein have been restated to include the financial position, results of operations and cash flows of Eventus and B&W.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company recognizes revenue from software licenses upon product shipment and receipt of a signed purchase order or contract, provided that collection is probable and the other revenue recognition criteria of SOP 97-2 are met. The Company's products do not require significant modification or customization of software. The Company recognizes revenue from maintenance ratably and from training and consulting services as the services are performed.

     The Company typically does not grant to its customers a contractual right to return software products. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specified products. The Company also provides reserves for customer receivable balances that are considered potentially uncollectible. Included in accounts receivable allowances are a sales allowance provided for expected returns and credits and an allowance for bad debts. The Company's accounts receivable allowances totaled $608,000, $454,000 and $223,000 as of December 31, 1998, 1997 and 1996, respectively. The provisions charged to the statement of operations totaled $1,033,000, $448,000 and $507,000 in 1998, 1997 and 1996,
respectively, and write-offs against the allowances totaled $879,000, $217,000 and $439,000 in 1998, 1997 and 1996, respectively.

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

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries, which the Company considers to be permanent investments.

CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average rates in effect during the period. The resultant translation adjustments, which to date have been insignificant, are reflected as a separate component of stockholders' equity on the consolidated balance sheet. Foreign currency transaction gains and losses are included in results of operations.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the Diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months but less than twelve months are considered to be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper (approximately $35.2 million at December 31, 1998). The Company has classified its securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to stockholders' equity. As of December 31, 1998 and 1997, unrealized gains and losses on securities were not material.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related leases. Expenditures for major improvements which substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

COMPLETED TECHNOLOGY AND OTHER ASSETS

     Completed technology is included in other assets and is carried at cost less accumulated amortization, which is being provided on a straight-line basis over a period of three years, its estimated useful life (see Note 2).

     Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles and changes in management's market emphasis.

CONCENTRATION OF CREDIT RISK

     The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of commercial paper. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper are minimal due to the duration of such investments, which are generally less than 6 months.

     The Company sells its products principally through a worldwide direct sales force and through distributors outside of the United States to customers in a broad range of industries. The Company provides credit, in the normal course of business, to various types and sizes of companies located throughout North America and Europe and does not require collateral or other security. The Company maintains reserves for potential credit losses.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles and deferred tax assets.

RECLASSIFICATION

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. For the years ended December 31, 1998, 1997 and 1996, comprehensive income (loss) equaled net income (loss).

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the manner in which public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, requires disclosures about products and services, major customers, and geographic areas. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information (see Note 13).

2.   BUSINESS COMBINATIONS

     On December 31, 1998, the Company acquired all of the outstanding capital stock of B&W in exchange for 224,809 shares of the Company's common stock and the conversion of all B&W outstanding common stock options into options to purchase 41,870 shares of the Company's common stock. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition presented herein have been restated to reflect the financial position, results of operations and cash flows of B&W. Founded in 1992 as a California S Corporation, B&W supplied a wide range of products for application development and productivity enhancement, including tools for creating object-oriented client/server applications and building applications with dynamic graphics and visual animation for graphical user interface. During 1998, B&W began to focus its efforts on products that diagnose and monitor communications between distributed application objects. B&W had approximately 40 employees at the time of the acquisition.

     On December 3, 1998, the Company acquired all of the outstanding capital stock of Eventus in exchange for 312,990 shares of the Company's common stock and the conversion of all Eventus outstanding common stock options and warrants into options and warrants to purchase 31,951 shares of the Company's common stock. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition presented herein have been restated to reflect the financial position, results of operations and cash flows of Eventus. Founded in September 1996 and based in California, Eventus' principal product manages the assembly and deployment of web applications.
Eventus

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

had approximately 20 employees at the time of acquisition.

     The following information presents certain statement of operations data (in thousands) of Segue, Eventus and B&W for the periods prior to the acquisitions.

                                              Year Ended December 31,
                                    ---------------------------------------

                                      1998            1997          1996
                                      ----            ----          ----
     Revenue:
       Segue                        $36,167          $ 21,794      $16,973
       Eventus                          789             2,197        1,033
       B&W                            3,892             3,648        3,956
                                    -------          --------      -------
          Total revenue             $40,848          $ 27,639      $21,962
                                    =======          ========      =======

     Net income (loss):
       Segue                        $(1,109)         $ (9,588)     $   641
       Eventus                       (2,358)             (730)        (503)
       B&W                              572            (1,159)           6
                                    -------          --------      -------
          Net income (loss)         $(2,895)         $(11,477)     $   144
                                    =======          ========      =======


     Acquisition costs of $1.5 million, consisting primarily of investment banking, legal, accounting and other professional fees, were charged to operations in the fourth quarter of 1998. Prior to the mergers, there were no intercompany transactions between Segue, Eventus, and B&W.

     On December 30, 1997, the Company acquired both SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as "SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method. Accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements from the date of acquisition. The combined purchase had an aggregate consideration of approximately $10.1 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.0 million. The purchase price was allocated to $1.0 million of completed technology, which is being amortized over three years, and $9.1 million to purchased research and development in process. The purchased research and development in process of $9.1 million had not reached technological feasibility, had no alternative future use and was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products. Consequently, at the date of acquisition, the $9.1 million allocated to purchased research and development in process was recorded as a non-recurring charge. For the years ended December 31, 1998 and 1997, accumulated amortization related to completed technology was $336,000 and $0, respectively.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   OTHER ASSETS

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 in 1998, which represented a non-refundable non-recurring engineering and initial license fee ("NRE") of $480,000 and guaranteed royalties of $300,000. Under this agreement, an additional $200,000 for guaranteed royalties was to be paid by September 30, 1998. In October 1998, the parties amended this agreement to, among other things, remove the Company's obligation to make the remaining payment for guaranteed royalties (see Note 10). The NRE fee was being amortized into cost of software revenue on a straight-line basis over its estimated life of two years, and the royalty expense was being recognized as cost of software revenue based upon sales of the related products. For the year ended December 31, 1998, amortization expense and royalty expense related to this agreement was approximately $180,000 and $10,000, respectively.

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the EBMS products, the Company wrote off the remaining balances of the NRE ($300,000) and prepaid royalties ($290,000) as non-recurring charges as of December 31, 1998. Additionally in the fourth quarter, the Company wrote off approximately $80,000 of other prepaid royalties, based on an analysis of their recoverability.

     In December 1998, the Company entered into a five-year agreement with a vendor that provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1998, other current assets included approximately $220,000 and other long-term assets included approximately $430,000 related to the guaranteed royalties. Royalty expense will be recognized as cost of software revenue based upon qualified sales of the Company's products.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31 (in thousands):

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                     1998              1997
                                                     ----              ----
     Computer equipment                             $ 5,514           $ 3,794
     Office equipment                                   145                64
     Furniture and fixtures                             962               498
     Leasehold improvements                             456               124
                                                    -------           -------
                                                      7,077             4,480
     Accumulated depreciation and amortization       (3,517)           (2,080)
                                                    -------           -------
         Total                                      $ 3,560           $ 2,400
                                                    =======           =======


     Depreciation and amortization of property and equipment totaled $1,514,000, $1,096,000, and $659,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.   NOTES PAYABLE

     In conjunction with the SQLBench acquisition on December 30, 1997, the Company issued $4.4 million of notes payable that bear interest at a designated prime rate (7.75% at December 31, 1998). These notes become subordinated debt upon the issuance of qualified Senior Debt, as defined by the note agreements. As of December 31, 1998 and 1997, these notes were not subject to subordination.

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

                    Date                                Amount
                    ----                                ------
                    December 30, 1999                   $2,649
                    December 30, 2000                      883
                                                        ------
                    Total                               $3,532
                                                        ======

     At December 31, 1998 and 1997, respectively, $2,649,000 and $883,000 was recorded as the current portion of long-term debt related to this note.

     In February 1997, B&W obtained a $350,000 revolving line of credit (increased to $500,000 in November 1997) and an $85,000 term note with a bank, both of which bore interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.50%. At December 31, 1998 and 1997, respectively, $334,000 and $274,000 was outstanding under these notes. The notes were paid in full in January 1999.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In September 1996, Eventus issued a promissory note for $492,000 in consideration for assets purchased and certain technology rights received. In October 1996, Eventus received proceeds of $300,000 in exchange for a promissory note. The notes, which originally bore interest at 7%, were to mature on July 31, 1997. On June 30, 1997 and September 30, 1997, the maturity dates were extended and the interest rates were amended to 9.5% and 11.0%, respectively, on the remaining unpaid principal . As of December 31, 1997, approximately $443,000 was outstanding related to these notes. These notes were paid in full in December 1998.

6.   STOCKHOLDERS' EQUITY

COMMON STOCK

     In February 1996, the stockholders of the Company approved the following, among other matters: (i) the reincorporation of the Company from a California corporation to a Delaware corporation; (ii) an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock to 30 million shares and 9 million shares, respectively; (iii) the designation of 4 million shares of such 9 million shares of preferred stock as Series A preferred stock; and (iv) the changing of the per share par value of the common stock and preferred stock from no par value to $.01 par value.

     In April 1996, the Company consummated an initial public offering of 3,162,500 shares of the Company's common stock at an initial public offering price of $18.00 per share. The total shares issued pursuant to the initial public offering consisted of 2 million shares sold by the Company, 750,000 shares sold by selling shareholders, and an additional 412,500 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs of approximately $860,000, were approximately $39.5 million. Concurrent with the closing of the offering, all outstanding shares of Series A preferred stock were converted into common stock. After the consummation of the offering, the Company amended its Certificate of Incorporation to reduce the number of authorized shares of preferred stock to 5 million shares and to cancel the Company's existing series of Series A preferred stock.

     Each series of Preferred Stock will have the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company's Board of Directors.

     The Company's convertible subordinated notes were converted into approximately 654,000 shares of common stock during the year ended December 31, 1996 at $1.00 per share.

     In conjunction with the SQLBench acquisition in December 1997, the Company issued approximately 144,000 shares of unregistered restricted stock that by agreement cannot be sold or otherwise disposed of for two years from the acquisition date.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


STOCK COMPENSATION PLANS

STOCK OPTION PLANS

     In June 1998, the Company's 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the "Option Plan") was amended to increase the maximum number of shares of common stock available for issuance to 3,250,000 shares. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company, and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.

     In November 1998, the Company established the 1998 Employee Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for grants of nonqualified options to purchase up to 1 million shares of the Company's common stock to employees and consultants of the Company.

     All options issued under the Option Plan and the 1998 Option Plan are granted at the fair market value of the stock on the date of grant, become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire 10 years from the date of grant.

     With the acquisition of Eventus on December 3, 1998, the Company assumed 836 outstanding stock warrants and 31,115 outstanding stock options (adjusted for the merger exchange ratio of 0.021378 common Eventus shares for each share of the Company's common stock) representing all of Eventus' obligations under its existing stock option plan. The assumed stock options and warrants were granted to employees, directors, and consultants of Eventus at the fair market value of the Eventus common stock at the date of grant, as established by the Eventus Board of Directors, and expire 10 years from the date of grant. Vesting was established by the Eventus Board of Directors and generally occurs over a three to five year period. As of December 31, 1998, 98,060 shares (adjusted for the merger exchange ratio) were authorized under the Eventus stock option plan, with 57,348 shares available for future grants. No additional stock options or warrants will be granted under the Eventus plan.

     With the acquisition of B&W on December 31, 1998, the Company assumed 41,870 outstanding stock options (adjusted for the merger exchange ratio of 0.112405 common B&W shares for each share of the Company's common stock) representing all of B&W's obligations under its existing stock option plan. The assumed stock options were granted to employees of B&W at the fair market value of the B&W common stock at the date of grant, as established by the B&W Board of Directors, and expire 10 years from the date of grant. Vesting was established by the B&W Board of Directors and generally occurs over a four year period, with 50% vesting on the second anniversary of the grant date, and 25% vesting on each of the third and fourth anniversary of the grant dates. As of December 31, 1998, 56,202 shares (adjusted for the merger exchange ratio)

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were authorized under the B&W stock option plan, with 14,332 shares available for future grants. No additional stock options will be granted under the B&W plan.

     The following table summarizes activity of the Company's option plans since December 31, 1995. Information with respect to Eventus and B&W stock options has been retroactively restated to reflect their merger exchange ratios noted above.

                                                                  Weighted
                                                                   average
                                                Shares          exercise prices
                                                ------          ---------------
                                             (in thousands)
     Outstanding at December 31, 1995              1,356             $ 2.08
        Granted                                      853              14.74
        Exercised                                   (127)              1.54
        Canceled                                    (183)             16.54
                                                   -----
     Outstanding at December 31, 1996              1,899               6.43
        Granted                                    1,202              10.49
        Exercised                                   (250)              2.33
        Canceled                                    (379)             10.20
                                                   -----
     Outstanding at December 31, 1997              2,472               8.24
        Granted                                    1,107              17.40
        Exercised                                   (711)              3.88
        Canceled                                    (468)             12.81
                                                   -----

     Outstanding at December 31, 1998              2,400             $12.87
                                                   =====


        As of December 31, 1998, 1997 and 1996, options to purchase 552,000, 906,000 and 645,000 shares, respectively, were exercisable with weighted average exercise prices of $7.67, $4.90 and $2.46 per share, respectively. As of December 31, 1998, 782,209 shares were available for future grants under the Option Plan and the 1998 Option Plan.

        For various price ranges, weighted average information for options outstanding at December 31, 1998 was as follows:

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                Outstanding Options                        Exercisable Options
                              ------------------------------------------------------   ----------------------------
                                             Weighted average       Weighted                            Weighted
  Range of exercise                           remaining life         average                             average
       prices                 Shares            (in years)        exercise price       Shares        exercise price
       ------                 ------            ----------        --------------       ------        --------------
                          (in thousands)                                            (in thousands)
$  0.75   -   $ 4.21            238                5.65              $ 2.11              204               $ 1.99
   8.50   -     9.00            461                8.37                8.98              153                 8.98
   9.25   -    10.63            401                8.88                9.97               74                 9.69
  10.75   -    14.00            381                8.70               12.47               82                12.35
  14.56   -    19.06            476                9.50               16.83               23                16.17
  20.25   -    22.25            443                9.85               21.42               16                22.25
                              -----                                                      ---

$  0.75   -   $22.25          2,400                8.74              $12.87              552               $ 7.67

EMPLOYEE STOCK PURCHASE PLAN

     In February 1996, the Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the "ESPP"), under which eligible employees may purchase up to 100,000 shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation. In June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. As of December 31, 1998, approximately 77,000 shares have been issued under the ESPP.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") was issued. SFAS 123 required the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS 123 in 1997 and elected the disclosure-only alternative. Had compensation cost for the Company's stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                             1998               1997              1996
                                                             ----               ----              ----
     Net income (loss)                   As reported        $(2,895)          $(11,477)          $   144
                                         Pro forma          $(5,486)          $(13,646)          $(1,025)
     Net income (loss) per common
     share - basic                       As reported        $ (0.34)          $  (1.48)          $  0.03
                                         Pro forma          $ (0.64)          $  (1.76)          $ (0.18)
     Net income (loss) per common
     share - diluted                     As reported        $ (0.34)          $  (1.48)          $  0.02
                                         Pro forma          $ (0.64)          $  (1.76)          $ (0.13)


     For the years ended December 31, 1998, 1997 and 1996, total compensation cost recognized in pro forma net loss for stock-based employee compensation awards was $2,591,000, $2,169,000, and $1,169,000, respectively. Since the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of the stock options granted during 1998, 1997 and 1996 was $9.65, $5.74 and $7.72 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 5.0%, 6.1% and 5.9%; dividend yield of 0%; expected life of five years; and expected volatility of 59%, 59% and 46%. For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 1998, 1997, and 1996: risk-free interest rate of 5.5%, 5.3%, and 5.4%, respectively; dividend yield of 0%; expected life of six months; and expected volatility of 60%.

7.   NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                 1998               1997            1996
                                                                 ----               ----            ----
                                                                                                   C>
     Net income (loss)                                          $(2,895)          $(11,477)        $  144
     Plus income impact of assumed conversions:
           Interest on convertible debt, net of tax                   -                  -             27
                                                                -------           --------         ------
     Net income (loss) plus assumed conversions                 $(2,895)          $(11,477)        $  171

     Weighted average shares used in net income (loss)
           per share - basic                                      8,626              7,761          5,639
           Effect of dilutive securities:
                 Employee and director stock options                  -                  -          1,180
                 Preferred stock                                      -                  -            614
                 Convertible debt                                     -                  -            547
                                                                -------           --------         ------
           Dilutive potential common shares                           -                  -          2,341
                                                                -------           --------         ------
     Weighted average shares used in net income (loss)
           per common share - diluted                             8,626              7,761          7,980
                                                                =======           ========         ======

     Net income (loss) per common share - basic                 $ (0.34)          $  (1.48)        $ 0.03
                                                                =======           ========         ======
     Net income (loss) per common share - diluted               $ (0.34)          $  (1.48)        $ 0.02
                                                                =======           ========         ======


     Options to purchase approximately 2,400,000 and 2,472,000 shares of common stock were outstanding for the years ended December 31, 1998 and 1997, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been antidilutive. Options to purchase 24,000 weighted average shares of common stock at an average exercise price of $21.44 per share were outstanding for the year ended December 31, 1996, but were not included in the calculation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares for the period.

8.   EMPLOYEE SAVINGS PLAN

     The Company maintains two 401(k) plans under which all employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 1998, 1997 or 1996.

9.   INCOME TAXES

     Income (loss) before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                            1998               1997           1996
                                                            ----               ----           ----
     Income (loss) before income taxes:
         United States                                     $(2,949)          $(11,421)       $ 164
         Foreign                                               194                  -            -
                                                           -------           --------        -----
             Total income (loss) before income taxes       $(2,755)          $(11,421)       $ 164
                                                           =======           ========        =====

     Provisions for (benefit from) income taxes:

     Current:    Foreign                                   $    71           $      -        $   -
                 State                                          69                 56           20
                                                           -------           --------        -----
                 Total current tax provision               $   140           $     56        $  20
                                                           -------           --------        -----

     Deferred:   Federal                                   $  (672)          $ (2,637)       $  21
                 Foreign                                       (26)                 -            -
                 State                                        (108)              (802)           4
                 Change in valuation allowance                 761              3,439          (25)
                                                           -------           --------        -----
                   Total deferred tax provision                  -                  -            -
                                                           -------           --------        -----
                     Total tax provision                   $   140           $     56        $  20
                                                           =======           ========        =====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

                                                    1998           1997
                                                    ----           ----
     Gross deferred tax assets
     -------------------------
     Federal and state net operating
         loss carryforwards                        $ 5,432       $ 1,845
     Intangible assets                               2,604         2,670
     Research and experimentation credits              936         1,047
     Accounts receivable                               198           136
     Accrued expenses and deferred
         compensation                                  115           299
     Fixed assets                                       42            52
     Valuation allowance                            (9,327)       (6,049)
                                                   -------       -------
             Net deferred tax assets               $     -       $     -
                                                   =======       =======


     Of the change in valuation allowance of $3,278,000, approximately $2,517,000 relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $14.2 million, of which $9.6 million relates to deductions attributable to the

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $11.9 million, of which at least $2.6 million is subject to annual limitations on utilization; and $779,000 of federal and $230,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1999 through 2018 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

     Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31 (in thousands):

                                                          1998           1997          1996
                                                          ----           ----          ----
     U.S. federal statutory tax                           $(937)        $(3,883)       $  55
     S Corporation (income) loss taxed
         at shareholders' level                            (194)            456           (2)
     State tax provision, net                               (25)           (492)          16
     Foreign rate differential                                4               -            -
     Nondeductible acquisition costs                        520              30            -
     Change in valuation allowance                          761           3,439          (25)
     Write-off of incomplete technology                       -             844            -
     Other                                                   11            (338)         (24)
                                                          -----         -------        -----
     Effective tax                                        $ 140         $    56        $  20
                                                          =====         =======        =====

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating lease that expires in 2007. The Company has an obligation to provide a security deposit of up to approximately $2.2 million if the Company's current assets become less than $20 million. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million. The Company also leases certain U.S. and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


and repairs. Future minimum payments under the facilities and equipment leases with non-cancelable terms are as follows as of December 31, 1998 (in thousands):

                                                  Amount
                              1999                ------
                              2000               $ 2,477
                              2001                 2,465
                              2002                 2,235
                              2003                 2,235
                              Thereafter           2,162
                                                   8,280
                              Total              -------
                                                 $19,854
                                                 =======

     Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $1.9 million, $1.3 million and $616,000, respectively.

ROYALTY COMMITMENTS

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution (see Note 3). In October 1998, the parties amended this agreement as follows: (i) the Company committed to spend $200,000 on defined marketing activities in the initial 18-month term and each subsequent one-year term of the agreement, and (ii) the Company agreed to make guaranteed, annual royalty payments beginning on October 1, 1999 of $300,000 for each one-year term of the agreement. The agreement terminates on September 30, 2001, unless earlier voluntarily terminated by the Company at the conclusion of any current one-year term.

     In addition, the Company participates in other royalty arrangements with third parties and expenses such amounts as revenues from the related products are recognized.

11.  NON-RECURRING CHARGES

     In the fourth quarter of 1998, the Company recorded a charge of $1.5 million, consisting primarily of investment banking, legal, accounting, and other professional fees, related to the Eventus and B&W acquisitions and approximately $667,000 related to the write-offs of an NRE fee and guaranteed royalties (see Note 3).

     In the fourth quarter of 1997, the Company recorded a charge of $9.1 million related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer. The charge of $718,000 consisted of $195,000 in severance and $523,000 in accelerated vesting of options for common stock.

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  LITIGATION SETTLEMENT

     On September 30, 1996, the Company entered into a definitive agreement with a plaintiff, a software company located in Cambridge, Massachusetts, to settle litigation brought against the Company and certain of its current and former employees. The Company recorded a charge of $744,000 during the year ended December 31, 1996 to cover the settlement and other expenses incurred in connection therewith.

13.  SEGMENT REPORTING

     The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

                                 Total Revenue                      Long Lived Assets
                                 -------------                      -----------------

                          1998        1997        1996         1998         1997        1996
                          ----        ----        ----         ----         ----        ----
     United States       $35,792     $25,413     $20,591       $4,995      $3,906      $2,289
     Foreign               5,056       2,226       1,371          197         144           -
                         -------     -------     -------       ------      ------      ------
                         $40,848     $27,639     $21,962       $5,192      $4,050      $2,289
                         =======     =======     =======       ======      ======      ======


     Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer accounted for 10% or more of total revenue in 1998, 1997 or 1996.

14 SUBSEQUENT EVENTS (UNAUDITED)


     During the first quarter of 1999, the Company began to execute a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. The Company expects to recognize a one-time charge of approximately $1.0 million during the first quarter of 1999 related to the restructuring plan. The restructuring charge includes approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including an accrual of estimate lease obligations associated with the closure of excess office facilities.

     In March 1999, the Company committed to spend approximately $700,000 with a consulting firm for consulting and implementation work related to the ERP information system that will be implemented during 1999. In March 1999, the Company incurred approximately $670,000 for the purchase of software, hardware and related maintenance on the ERP project.