Form 10-Q
period 1999-03-31
SEGUE SOFTWARE INC
filed 1999-05-17
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM       TO      .
                                           -----    -----

                        Commission file number: 0-27794

                             SEGUE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                     95-4188982
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


     The number of shares of Registrant's Common Stock outstanding as of May 7, 1999 was 9,035,542.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited)
                March 31, 1999 and December 31, 1998                        2

            Consolidated Statements of Operations (unaudited)
                Three months ended March 31, 1999 and 1998                  3

            Consolidated Statements of Cash Flows (unaudited)
                Three months ended March 31, 1999 and 1998                  4

            Notes to Consolidated Financial Statements (unaudited)          5

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              21

Item 2.     Changes in Securities and Use of Proceeds                      21

Item 6.     Exhibits and Reports on Form 8-K                               22

Signatures                                                                 23

Exhibits Index                                                             24

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                March 31,         December 31,
                                                  1999                1998
                                                  ----                ----
ASSETS
Current assets:
 Cash and cash equivalents                      $ 28,425            $ 16,096
 Short-term investments                                -              17,335
 Accounts receivable, net of allowances
  of $735 and $608                                 7,704               8,823
 Other current assets                              1,339               1,505
                                                --------            --------
   Total current assets                           37,468              43,759

Property and equipment, net                        4,182               3,560
Other assets                                       1,468               1,632
                                                --------            --------
   Total assets                                 $ 43,118            $ 48,951
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable--current portion                 $  2,680            $  2,983
 Accounts payable                                  2,289               2,464
 Accrued compensation and benefits                 1,181               1,389
 Accrued royalties                                   207                 377
 Accrued expenses                                  1,896               1,346
 Deferred revenue                                  4,655               4,296
                                                --------            --------
   Total current liabilities                      12,908              12,855

Notes payable                                        883                 883

Stockholders' equity:
 Preferred stock, par value $.01 per share;
  5,000 shares authorized; no shares issued
  and outstanding                                      -                   -

 Common stock, par value $.01 per share;
  30,000 shares authorized; 8,994 and 8,912
  shares issued and outstanding                       90                  89

 Additional paid-in capital                       53,758              53,190
 Unearned compensation                                (3)                (20)
 Cumulative translation adjustment                   (58)                  -
 Accumulated deficit                             (24,460)            (18,046)
                                                --------            --------

   Total stockholders' equity                     29,327              35,213
                                                --------            --------

   Total liabilities and stockholders' equity   $ 43,118            $ 48,951
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

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 Three months ended
                                                 ------------------
                                                     March 31,
                                                     ---------
                                              1999                1998
                                              ----                ----
Revenue:
 Software                                  $ 4,986              $6,309
 Services                                    3,985               2,281
                                           -------              ------
   Total revenue                             8,971               8,590

Cost of revenue:
 Cost of software                              504                 677
 Cost of services                            2,295                 754
                                           -------              ------
   Total cost of revenue                     2,799               1,431

Gross margin                                 6,172               7,159

Operating expenses:
 Sales and marketing                         7,272               4,526
 Research and development                    2,837               2,166
 General and administrative                  1,698               1,074
 Non-recurring charges                       1,023                   -
                                           -------              ------
   Total operating expenses                 12,830               7,766
                                           -------              ------
Loss from operations                        (6,658)               (607)
Other income, net                              274                 399
                                           -------              ------
Loss before provision for income taxes      (6,384)               (208)
Provision for income taxes                      30                  26
                                           -------              ------
Net loss                                   $(6,414)             $ (234)
                                           =======              ======
Net loss per common share--
 basic and diluted                         $ (0.72)             $(0.03)

Weighted average common shares
 outstanding--basic and diluted              8,949               8,267

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                            1999          1998
                                                            ----          ----
Cash flows from operating activities:
 Net loss                                                $(6,414)      $  (234)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                             562           482
   Noncash compensation charges                                4            13
   Changes in operating assets and liabilities:
     Accounts receivable                                   1,093        (2,402)
     Other current assets                                    162           (22)
     Other assets                                             64           (41)
     Accounts payable                                       (172)          (26)
     Accrued expenses, royalties, compensation
      and benefits                                           187           (53)
     Deferred revenue                                        368           250
                                                         -------       -------
Net cash used in operating activities                     (4,146)       (2,033)
                                                         -------       -------
Cash flows from investing activities:
 Additions to property and equipment                      (1,094)         (192)
 Maturity of short-term investments                       17,335        11,385
 Purchases of short-term investments                           -        (1,474)
                                                         -------       -------
Net cash provided by investing activities                 16,241         9,719
                                                         -------       -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and
  stock purchase plan                                        582           877
 Proceeds from common stock issuance                           -           995
 Return of capital to shareholders                             -            (6)
 Proceeds from notes payable issuance                          -            79
 Payments of notes payable                                  (303)          (37)
                                                         -------       -------
Net cash provided by financing activities                    279         1,908
                                                         -------       -------
Effect of exchange rate changes on cash and
 cash equivalents                                            (45)            -
                                                         -------       -------
Net increase in cash and cash equivalents                 12,329         9,594
Cash and cash equivalents, beginning of period            16,096        23,393
                                                         -------       -------
Cash and cash equivalents, end of period                 $28,425       $32,987
                                                         =======       =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in its 1998 Annual Report on Form 10-K.

     This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

     In December 1998, the Company acquired Eventus Software, Inc. and Black and White Software, Inc. Both acquisitions were accounted for using the pooling-of-interest method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisitions presented herein have been restated to include their financial position, results of operations and cash flows.


2.   NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):


                                                           Three months ended
                                                                 March 31,
                                                                 ---------
                                                         1999            1998
                                                       -------          ------
Net loss                                               $(6,414)         $ (234)

Weighted average shares used in
 net loss per share--basic and diluted                   8,949           8,267

Net loss per common share--basic and diluted           $ (0.72)         $(0.03)

Options and warrants to purchase 2,415,553 and 2,126,445 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, because their inclusion would be anti-dilutive.

3.   NON-RECURRING CHARGE

     During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring pre-tax charge of approximately $1.0 million. The restructuring charge includes approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of March 31, 1999, the Company had made payments of approximately $81,000 related to these costs and the related restructuring accrual balance was approximately $940,000.

4.   COMMITMENTS

     In March 1999, the Company committed to spend approximately $700,000 with a consulting firm for consulting and implementation work related to a management information system that will be implemented during 1999.

5.   PROVISION FOR INCOME TAXES

     The Company recorded provisions for foreign and state income taxes of $30,000 for the first quarter of 1999 and $26,000 for the first quarter of 1998. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

6.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss, net of taxes, for the three months ended
March 31, 1999 and 1998, was $6,472,000 and $234,000, respectively, which consists of the net loss and the net changes in foreign currency translation adjustment. This calculation is in accordance with the requirements of Statement of Accounting Standard No. 130, "Reporting Comprehensive Income", and had no impact on the Company's net loss or stockholders' equity.

7.  SUBSEQUENT EVENTS

    On April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and its Chief Executive Officer and its Chief Financial Officer, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No 99-CV-10891RGS. The class action complaint alleges that the Company and certain of its officers violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, the Company's past and future financial performance and results. On May 3, 1999, another putative class action complaint was filed against the Company and its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue software, Inc., et al., Civil No. 99-CV-10933RGS. The complaints seek unspecified damages in connection with purchases by the plaintiff and other putative class members of the Company's stock during the class period. The Company is currently reviewing the allegations made in these lawsuits and intends to defend the claims vigorously. The outcome of these matters is uncertain and, as a result, at this time, the Company is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, such determination or settlements could adversely affect the Company's financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

     On May 13, 1999, the Company announced that it would restructure its product operations and delay the introduction of the Eventus product, SilkControl, aimed at reducing its costs associated with development efforts related to that product and enhancing the Company's sales force's ability to focus on other products. The restructuring allows for the consolidation of four development labs into three involving a reduction in headcount in development personnel associated with the Eventus product. The Company intends to focus its development efforts on the remainder of its Silk product line and LiveQuality and will continue to evaluate the timing of a possible re-introduction of the SilkControl product. The Company expects to recognize a one-time pre-tax charge in the range of $400,000 to $650,000 during the second quarter of 1999 related to the restructuring. The restructuring charge will include primarily severance and other employee-related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                        Percentage of Revenue for
                                       Three Months Ended March 31,
                                       ---------------------------
                                            1999             1998
                                          -------           ------
Revenue:
 Software                                    55.6%            73.4%
 Services                                    44.4             26.6
                                          -------           ------
   Total revenue                            100.0            100.0

Cost of revenue:
 Cost of software                             5.6              7.9
 Cost of services                            25.6              8.8
                                          -------           ------
   Total cost of revenue                     31.2             16.7

Gross margin                                 68.8             83.3

Operating expenses:
 Sales and marketing                         81.1             52.7
 Research and development                    31.6             25.2
 General and administrative                  18.9             12.5
 Non-recurring charges                       11.4                -
                                          -------           ------
   Total operating expenses                 143.0             90.4

Loss from operations                        (74.2)            (7.1)
Other income, net                             3.0              4.7
                                          -------           ------

Loss before provision for income
 taxes                                      (71.2)            (2.4)

Provision for income taxes                    0.3              0.3
                                          -------           ------
Net loss                                    (71.5)%           (2.7)%
                                          =======           ======

REVENUE

     Revenue from Software. Software revenue decreased 21% to $5.0 million during the first quarter of 1999 from $6.3 million in the first quarter of 1998. The decrease in software revenue is primarily the result of decreased unit shipments.

     The decrease in software revenue came largely from the direct domestic channel. International revenue accounted for 10.2% of total software revenue for the three months ended March 31, 1999, and 12.6% of total software revenue for the three months ended March 31, 1998.

     Revenue from Services. Service revenue increased 75% to $4.0 million during the first quarter of 1999 from $2.3 million in the first quarter of 1998. As compared to the three months ended March 31, 1998, training and consulting revenue increased 169% and maintenance revenue increased 28% for the three months ended March 31, 1999. The increase in maintenance revenue was driven largely by incremental software licenses sold over the past 12 months. The increase in training and consulting revenue is due to the introduction of product offerings, which consist of a combination of product and consulting services, which started in the second quarter of 1998.

COST OF REVENUE

     Cost of Software. Cost of software decreased 26% to $504,000 during the first quarter of 1999 from $677,000 in the first quarter of 1998. As a percentage of software revenue, cost of software in the current quarter decreased to 10.1% from 10.7% in the corresponding prior year period. The decreases are mainly due to a decrease in product sales and in royalties payable to third parties.

     Cost of Services. Cost of services increased 204% to $2.3 million during the first quarter of 1999 from $754,000 in the first quarter of 1998. As a percentage of services revenue, costs in the first quarter of 1999 increased to 57.6% from 33.1% in the corresponding prior year period. The percentage increase is largely due to the fact that the Company began to use third party consultants to assist in testing solution implementations in the second quarter of 1998. The cost of third party consultants is generally higher than the cost of internal resources. The increases are also due to the pre-opening costs associated with staffing and training for the Company's Northern Ireland Technical Support Center, which is anticipated to begin operating in the third quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 61% to $7.3 million during the first quarter of 1999 from $4.5 million in the first quarter of 1998. The increase is largely due to increased headcount in the sales and marketing group, higher commissions as a result of changes in commission plans, higher costs associated with marketing programs such as advertising and seminars and travel costs. From March 31, 1998 to March 31, 1999, the Company increased its headcount in sales and marketing by 59%.

     Research and Development. Research and development expenses increased 31% to $2.8 million during the first quarter of 1999 from $2.2 million in the first quarter of 1998. The increase is due to increased facility lease costs and compensation cost for both the Lexington and West Coast development operations as well as increased staffing and operating expenses for the Company's Austria facility.

     General and Administrative. General and administrative expenses increased 58% to $1.7 million during the first quarter of 1999 from $1.1 million in the first quarter of 1998. The increase is largely due to increased headcount and related facility lease cost and other administrative costs. From March 31, 1998 to March 31, 1999, the Company increased its headcount in the general and administrative groups by 42%.

     Non-Recurring Charges. During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations aimed at achieving cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring pre-tax charge of approximately $1.0 million. The restructuring charge includes approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of March 31, 1999, the Company had made payments of approximately $81,000 related to these costs and the related restructuring accrual balance was approximately $940,000.

OTHER INCOME, NET

     Other income, net decreased 31% to $274,000 during the first quarter of 1999 from $399,000 in the first quarter of 1998. This decrease is largely due to decreased interest income on cash and short-term investments as a result of the utilization of cash to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded provisions for foreign and state income taxes of $30,000 for the first quarter of 1999 and $26,000 for the first quarter of 1998. There was no tax benefit for losses generated in the U. S. in either period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents totaling $28.4 million as compared to cash, cash equivalents and short-term investments of $33.4 million as of December 31, 1998.

     In the first three months of 1999, the Company used $4.1 million for operating activities, resulting from the net loss and decreased accounts payable, offset by decreased accounts receivable and other current assets and increased deferred revenue.

     The Company generated $16.2 million from investing activities in the first three months of 1999 mainly as a result of maturities of short-term investments.

     The Company generated funds from financing activities of $279,000 in the first three months of 1999, related to the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan, offset by payments of notes payable.

     The Company recognized a non-recurring pre-tax charge of approximately
$1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included the following expenses that the Company expects will be paid in 1999 and 2000: approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of March 31, 1999, the Company had paid approximately $81,000 of this amount.

     The Company expects to incur approximately $1.4 million in 1999 for a management information system to be implemented during 1999. This amount consists of approximately $670,000 in software, hardware and related maintenance and approximately $700,000 in consulting and implementation. As of March 31, 1999, the Company had incurred approximately $620,000 for this implementation.

     The Company expects to open a Technical Support Center in Northern Ireland during the third quarter of 1999 and to incur infrastructure costs of approximately $800,000. This expenditure will be partially funded by a grant awarded by the Northern Ireland Industrial Development Board ("IDB") of approximately $175,000. As of March 31, 1999, the Company had incurred minimal cost.

     In December 1999, approximately $2.6 million becomes due under the SQLBench notes.

     Additional long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash and cash equivalents as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. Year 2000 compliance testing is complete for the Company's internal software systems. The internal hardware systems are currently being tested for year 2000 compliance and will be completed in the second quarter of 1999. In addition, the Company has began work on various types of contingency planning to address potential problem areas with internal systems. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Form 10-Q including, without limitation, those discussed below.

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

     The Company may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $24.4 million as of March 31, 1999. Segue had net income of $144,000 in 1996, a net loss of $11.5 million in 1997, which includes a charge of $9.1 million for purchased research and development in process and $718,000 for severance charges, a net loss of $2.9 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions, and a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties and a net loss of $6.4 million for the first quarter of 1999, which includes a restructuring charge of $1.0 million. The Company also expects to incur an additional non-recurring pre-tax charge in the range of $400,000 to $650,000 during the second quarter of 1999 in connection with a restructuring of the Company's product operations. While the Company has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of the Company's Common Stock.

     The Company has recently shifted its focus from general software testing to e-business testing. In 1997, the Company began to develop and acquire technology to provide automated software testing for Web-enabled software applications, including its acquisition of SQLBench in December 1997. These developments allowed the Company to extend its testing capabilities beyond distributed client/server applications with GUI front ends. Because e-business scenario testing is more complicated than general software testing, the Company may experience issues with its product quality. In the second quarter of 1998, Segue introduced "LiveQuality", an e-business scenario testing solution. In the fourth quarter of 1998, the Company acquired Eventus Software, Inc. and Black & White Software, Inc., to acquire certain other technologies which the Company believes would help expand its then current line of e-business testing products. The Company's shift from a general software testing company to an e-business testing company during the past year has resulted in significant changes in (i) Segue's organizational structure, (ii) management personnel, (iii) product mix, and
(iv) sales approach. If the Company fails to effectively manage these changes, or make other changes which may be needed in connection with such shift to an e-business testing company, the Company's business, operating results and financial condition may be materially adversely affected.

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

     The Company may have difficulty managing its growth. The Company has been experiencing a period of rapid growth, including increases in the number of orders, customers and employees. The Company's rapid growth has placed, and may continue to place, strains on its management, operations and systems. To manage future growth effectively, Segue must expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in its business. The Company is implementing a management information system and opening a Technical Support Center in Northern Ireland in 1999, both of which could be disruptive. Additionally, as part of the restructuring plan in the first quarter of 1999, the Company significantly changed the sales management team and consolidated the position of Senior
Vice President of Research and Development with the position of Senior
Vice President and General Manager of the executive management team. In conjunction with these management changes, the Company also changed the structure of its internal organization by adding product divisions which relate to its e-business testing products. The Company also refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such changes and such changes are likely to be disruptive.

     The Company may be subject to risks associated with its recent acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software, Inc. and Black & White Software, Inc. in two separate transactions. The Company's product range and customer base have increased in the recent past due in part to these acquisitions. These acquisitions provided the Company with technologies which the Company believes would help expand its then current line of e-business testing products. There can be no assurance that the integration of any or all of the acquired technologies will be successful or will not result in unforeseen difficulties which may absorb significant management attention.

     In the future, the Company may acquire additional businesses or product lines. The recently completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that it anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. There can be no assurance that the integration of an acquired company will be successful. The process of integrating acquired companies into the Company's business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which the Company might otherwise devote to its existing business. Also, the process may require significant financial resources that the Company might otherwise allocate to other activities, including the ongoing development or expansion of its existing operations.
The integration of the acquisition of Eventus Software, Inc. and Black & White Software, Inc. will take longer than originally expected.

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

     The Company has recently changed its sales approach and restructured its sales teams. As part of the shift in the Company's business to e-business testing, the Company has recently begun to focus its marketing and sales efforts with a solution sales approach. The Company's direct sales force focuses on large enterprise and strategic sales in an effort to provide as many solutions as a particular client needs. To facilitate the solution sales approach, the Company restructured its direct sales force into teams of one strategic sales representative and one technical support engineer resulting in additional hires and increased cost of the sales organization. The Company has also recently hired additional sales personnel and worked to integrate sales personnel from Eventus and Black & White. There can be no assurance that this sales approach and expansion of the sales organization will result in greater revenues. Because the Company's sales force focuses on making larger sales, its sales cycle may increase. Larger purchases will take longer than smaller sales because customers will generally take more time to decide on whether to make larger purchases. A longer sales cycle reduces the Company's ability to forecast revenue levels. Any delay or loss in sales of the Company's products could have a material adverse effect on its business, operating results and financial condition, and could cause its operating results to vary significantly from quarter to quarter.

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

     The Company's business could be adversely affected if its products contain errors. Software products as complex as the Company's products may contain undetected errors or "bugs", which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future success will depend on its ability to enhance existing products and develop new products. To be competitive, the Company must develop and introduce product enhancements and new products that increase its customers' ability to test their systems. If the Company fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on the Company's business, operating results and financial condition. The emerging nature of the automated software testing and e-commerce testing markets requires that Segue continually improve the performance, features and reliability of its products, particularly in response to competitive offerings and evolving customer needs. The Company must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products. The Company has acquired, and may in the future acquire, technologies to provide it with the tools to introduce new products or to enhance current products. The success of such acquisitions will depend in part on the Company's ability to effectively integrate the technologies.

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

     Class action lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and its Chief Executive Officer and its Chief Financial Officer, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No 99-CV-10891RGS. The class action complaint alleges that the Company and certain of its officers violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, the Company's past and future financial performance and results. On May 3, 1999, another putative class action complaint was filed against the Company and its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. The complaints seek unspecified damages in connection with purchases by the plaintiff and other putative class members of the Company's stock during the class period. The Company is currently reviewing the allegations made in these lawsuits and intends to defend the claims vigorously. The outcome of these matters is uncertain and, as a result, at this time, the Company is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, such determination or settlements could adversely affect the Company's financial position or results of operations in the period in which the litigation is resolved.

     The Company faces many risks associated with international business activities. The Company derived approximately 16% of its total product sales from international customers in 1998 and 10.2% in the first quarter of 1999. The international market for software products is highly competitive and the Company expects to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business could be materially adversely affected.

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

     The Company's success depends on its ability to protect its proprietary technology. The Company's success depends to a significant degree upon the protection of its software and other proprietary technology. The unauthorized reproduction or other misappropriation of the Company's proprietary technology could enable third parties to benefit from the Company's technology without paying Segue for it. This could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has taken steps to protect its proprietary technology, they may be inadequate. The Company currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. The Company presently has no registered copyrights. The Company has a patent but there can be no assurance that the patent would be upheld if challenged. Moreover, the laws of other countries in which the Company markets its products may afford little or no effective protection of the Company's intellectual property. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. If the Company was to discover that any of its products violated third party proprietary rights, there can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and its Chief Executive Officer and its Chief Financial Officer, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No 99-CV-10891RGS. The class action complaint alleges that the Company and certain of its officers violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, the Company's past and future financial performance and results. On May 3, 1999, another putative class action complaint was filed against the Company and its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue software, Inc., et al., Civil No. 99-CV-10933RGS. The complaints seek unspecified damages in connection with purchases by the plaintiff and other putative class members of the Company's stock during the class period. The Company is currently reviewing the allegations made in these lawsuits and intends to defend the claims vigorously. The outcome of these matters is uncertain and, as a result, at this time, the Company is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, such determination or settlements could adversely affect the Company's financial position or results of operations in the period in which the litigation is resolved.

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

     In connection with the IPO, the Company incurred the following expenses:

        Underwriting discounts and commissions              $3,089,750
        Expenses paid to underwriters                           10,999
        Other direct expenses                                  847,281
                                                            ----------
        Total expenses                                      $3,898,030

     After deducting the expenses set forth above, the Company received approximately $39.5 million in net proceeds of the IPO. As of March 31, 1999, the Company had used $3.7 million for the purchase of property and equipment, approximately $2.0 million for the repayment of indebtedness including interest ($883,000 and $385,000 for principal and interest, respectively, on the SQL Bench notes and approximately $395,000 and $303,000 on Eventus and Black and White debts, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $276,000 for employee severance payments, and approximately $9.7 million for working capital. The remaining $22.3 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     The expenses of the IPO do not include any payments made to directors, officers, or persons owning 10 percent or more of the Common Stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
               27.1      Financial Data Schedule
     (b)  Reports on Form 8-K:
               For the fiscal quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K on January 14,1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999


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