Form 10-Q
period 1999-06-30
SEGUE SOFTWARE INC
filed 1999-08-13
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 1999

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


     The number of shares of Registrant's Common Stock outstanding as of August 8, 1999 was 9,032,359.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets (unaudited)
            June 30, 1999 and December 31, 1998                            2

           Consolidated Statements of Operations (unaudited)
            Three and six months ended June 30, 1999 and 1998              3

           Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 1999 and 1998                        4

           Notes to Consolidated Financial Statements (unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              22

Item 2.    Changes in Securities and Use of Proceeds                      23

Item 4.    Submission of Matters to a Vote of Security Holders            24

Item 6.    Exhibits and Reports on Form 8-K                               25

Signatures                                                                26

Exhibits Index                                                            27

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                               --------            --------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 15,916            $ 16,096
 Short-term investments                                                           5,871              17,335
 Accounts receivable, net of allowances of $735 and $608 at June 30, 1999
  and December 31, 1998, respectively                                            10,673               8,823
 Other current assets                                                             1,595               1,505
                                                                               --------            --------
   Total current assets                                                          34,055              43,759

Property and equipment, net                                                       5,355               3,560
Other assets                                                                      1,050               1,632
                                                                               --------            --------
   Total assets                                                                $ 40,460            $ 48,951
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable - current portion                                               $  2,649            $  2,983
 Accounts payable                                                                 1,185               2,464
 Accrued compensation and benefits                                                2,442               1,389
 Accrued royalties                                                                  207                 377
 Accrued expenses                                                                 3,276               1,346
 Deferred revenue                                                                 5,373               4,296
                                                                               --------            --------
   Total current liabilities                                                     15,132              12,855

Notes payable                                                                       883                 883

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, par value $.01 per share; 5,000 shares authorized; no
  shares issued and outstanding                                                       -                   -
 Common stock, par value $.01 per share; 30,000 shares authorized; 9,007 shares and 8,912 shares issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                                                    90                  89
 Additional paid-in capital                                                      53,898              53,190
 Accumulated deficit                                                            (29,540)            (18,046)
 Unearned compensation                                                               (2)                (20)
 Cumulative translation adjustment                                                   (1)                  -
                                                                               --------            --------
   Total stockholders' equity                                                    24,445              35,213
                                                                               --------            --------
   Total liabilities and stockholders' equity                                  $ 40,460            $ 48,951
                                                                               ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     Three months ended      Six months ended
                                                     ------------------      ----------------
                                                          June 30,               June 30,
                                                          -------                -------
                                                      1999       1998        1999        1998
                                                    -------     ------      ------      -------
Revenue:
 Software                                           $ 7,427     $6,633    $ 12,413      $12,942
 Services                                             4,284      3,089       8,269        5,370
                                                    -------     ------    --------      -------
   Total revenue                                     11,711      9,722      20,682       18,312

Cost of revenue:
 Cost of software                                       685        733       1,189        1,410
 Cost of services                                     2,456      1,296       4,751        2,050
                                                    -------     ------    --------      -------
   Total cost of revenue                              3,141      2,029       5,940        3,460

Gross margin                                          8,570      7,693      14,742       14,852

Operating expenses:
 Sales and marketing                                  7,724      4,731      14,996        9,257
 Research and development                             2,623      2,219       5,460        4,385
 General and administrative                           2,057      1,151       3,755        2,225
 Non-recurring and other charges                      1,476          -       2,499            -
                                                    -------     ------    --------      -------
   Total operating expenses                          13,880      8,101      26,710       15,867
                                                    -------     ------    --------      -------

Loss from operations                                 (5,310)      (408)    (11,968)      (1,015)
Other income, net                                       273        397         547          796
                                                    -------     ------    --------      -------
Loss before provision for income taxes               (5,037)       (11)    (11,421)        (219)
Provision for income taxes                               43         30          73           56
                                                    -------     ------    --------      -------

Net loss                                            $(5,080)    $  (41)   $(11,494)     $  (275)
                                                    =======     ======    ========      =======

Net loss per common share-basic and diluted         $ (0.56)    $(0.00)   $  (1.28)     $ (0.03)

Weighted average common shares outstanding-
 basic and diluted                                    9,001      8,570       8,975        8,419


   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six months ended
                                                                                  June 30,
                                                                                  --------
                                                                           1999                1998
                                                                         --------             -------
Cash flows from operating activities:
 Net loss                                                                $(11,494)            $  (275)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            1,151               1,152
   Noncash compensation charges                                               123                  19
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (1,895)             (2,221)
     Other current assets                                                     (95)             (1,052)
     Other assets                                                             414                   -
     Accounts payable                                                      (1,271)               (138)
     Accrued expenses, royalties, compensation and benefits                 2,826                 (67)
     Deferred revenue                                                       1,088                 288
                                                                         --------             -------
Net cash used in operating activities                                      (9,153)             (2,294)
                                                                         --------             -------

Cash flows from investing activities:
 Additions to property and equipment                                       (2,779)               (317)
 Increase in other assets                                                       -                (512)
 Maturity of short-term investments                                        17,335              16,200
 Purchases of short-term investments                                       (5,871)             (1,815)
                                                                         --------             -------
Net cash provided by investing activities                                   8,685              13,556
                                                                         --------             -------

Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan              604               1,389
   Proceeds from common stock issuance                                          -                 995
   Return of capital to shareholders                                            -                  (8)
   Proceeds from notes payable issuance                                         -                 113
   Payments of notes payable                                                 (334)                (50)
                                                                         --------             -------
Net cash provided by financing activities                                     270               2,439
                                                                         --------             -------
Effect of exchange rate changes on cash and cash equivalents                   18                   -
                                                                         --------             -------
Net increase (decrease) in cash and cash equivalents                         (180)             13,701
                                                                         --------             -------
Cash and cash equivalents, beginning of period                             16,096              23,393
                                                                         --------             -------
Cash and cash equivalents, end of period                                 $ 15,916             $37,094
                                                                         ========             =======

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


2.  NET LOSS PER COMMON SHARE

     Options and warrants to purchase approximately 2,643,000 and 1,866,000 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 1999 and 1998, respectively, because their inclusion would be anti-dilutive.

3.  NON-RECURRING AND OTHER  CHARGES

     During the second quarter of 1999, the Company restructured its product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing the Company's costs associated with the development of that product and enhancing the Company's sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of the Company's employees who focused sales efforts on these channel resellers. The reduced headcount associated with the shift in sales strategy is expected to result in reduced operating costs. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of June 30, 1999, the Company had made payments of approximately $440,000 related to these costs, and the related restructuring accrual balance was approximately $950,000.

     During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of June 30, 1999, the Company had made payments of approximately $330,000 related to these costs, and the related restructuring accrual balance was approximately $690,000.

4.  COMMITMENTS AND CONTINGENCIES

     In March 1999, the Company committed to spend approximately $1.8 million for a management information system, which is currently being implemented. This amount consists of approximately $800,000 for hardware, software and related maintenance and approximately $1.0 million for consulting and implementation services. As of June 30, 1999, the Company had paid approximately $1.1 million for this project and currently expects to make additional cash payments of $0.7 million during the third and fourth quarter of 1999.

     On April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, its Chief Executive Officer and a former Chief Financial Officer of the Company, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No 99-CV-
                   -----------    ---------------------------
10891RGS. The class action complaint alleges that the Company and a certain officer and a former officer violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, the Company's past and future financial performance and results. On May 3, 1999, another similar putative class action complaint was filed against the Company, its Chief Executive Officer and a former Chief Financial Officer of the Company in the United States District Court for the District
of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al.,
                            -----------------    ---------------------------
Civil No. 99-CV-10933RGS. These cases have been consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS. The
------------------------------------------------
Company is currently reviewing the allegations made in these lawsuits and intends to defend the claims vigorously. The Company believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time, the Company is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, such determination or settlements could adversely affect the Company's financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

5.  PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $43,000 and $73,000 for the three and six months ended June 30, 1999, respectively, and $30,000 and $56,000 for the three and six months ended June 30, 1998, respectively. There was no tax benefit recorded for losses generated in the U.S. in any period due to the uncertainty of realizing such benefits.

6.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the three and six months ended June 30, 1999 was $5,023,000 and $11,495,000, respectively, and for the three and six months ended June 30, 1998 was $49,000 and $278,000, respectively. Total comprehensive loss consists of net loss and the net changes in foreign currency translation adjustment. This calculation is in accordance with the requirements of Statement of Accounting Standard No. 130, "Reporting Comprehensive Income", and had no impact on the Company's net loss or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                           Percentage of Revenue for             Percentage of Revenue for
                                          Three Months Ended June 30,            Six Months Ended June 30,
                                          -------------------------              ------------------------
                                            1999              1998                1999             1998
                                           ------            -----               ------            -----
Revenue:
 Software                                    63.4%            68.2%                60.0%            70.7%
 Services                                    36.6             31.8                 40.0             29.3
                                           ------            -----               ------            -----
   Total revenue                            100.0            100.0                100.0            100.0

Cost of revenue:
 Cost of software                             5.8              7.6                  5.7              7.7
 Cost of services                            21.0             13.3                 23.0             11.2
                                           ------            -----               ------            -----
   Total cost of revenue                     26.8             20.9                 28.7             18.9

Gross margin                                 73.2             79.1                 71.3             81.1

Operating expenses:
 Sales and marketing                         66.0             48.7                 72.5             50.6
 Research and development                    22.4             22.8                 26.4             23.9
 General and administrative                  17.5             11.8                 18.1             12.1
  Non-recurring and other charges            12.6                -                 12.1                -
                                           ------            -----               ------            -----
   Total operating expenses                 118.5             83.3                129.1             86.6

Loss from operations                        (45.3)            (4.2)               (57.8)            (5.5)
Other income, net                             2.3              4.1                  2.6              4.3
                                           ------            -----               ------            -----

Loss before provision for income
 taxes                                      (43.0)            (0.1)               (55.2)            (1.2)

Provision for income taxes                    0.4              0.3                  0.4              0.3
                                           ------            -----               ------            -----
Net loss                                   (43.4)%           (0.4)%              (55.6)%           (1.5)%
                                           ======            =====               ======            =====

REVENUE

     Revenue from Software. Software revenue increased 12% to $7.4 million during the second quarter of 1999 from $6.6 million in the second quarter of 1998. For the six months ended June 30, 1999, software revenue decreased 4% to $12.4 million as compared to $12.9 million for the six months ended June 30, 1998. The increase during the second quarter of 1999 is primarily the result of increased unit shipments and greater market penetration into the "e-business" marketplace. The decrease during the first six months of 1999 as compared to the same period in 1998 is primarily the result of lower unit shipments during the first three months of 1999 as compared to the same period in the prior year.

     International revenue accounted for 15% and 13% of total software revenue for the three and six months ended June 30, 1999, respectively, and 12% of total software revenue for each of the three and six months ended June 30, 1998.

     Revenue from Services. Service revenue increased 39% to $4.3 million during the second quarter of 1999 from $3.1 million in the second quarter of 1998. For the six months ended June 30, 1999, service revenue increased 54% to $8.3 million as compared to $5.4 million for the six months ended June 30, 1998. As compared to the three and six months ended June 30, 1998, training and consulting revenue increased 41% and 83%, respectively, and recognized maintenance revenue increased 37% and 32%, respectively, for the three and six months ended June 30, 1999. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past 12 months. The increase in training and consulting revenue is primarily due to the introduction in the second quarter of 1998 of product offerings, which consisted of a combination of product and consulting services.

COST OF REVENUE

     Cost of Software. Cost of software decreased 7% to $685,000 during the second quarter of 1999 from $733,000 in the second quarter of 1998. For the six months ended June 30, 1999, cost of software decreased 16% to $1.2 million as compared to $1.4 million for the six months ended June 30, 1998. As a percentage of software revenue, costs of software in the current quarter decreased to 9% from 11% in the corresponding prior-year period and, for the six months ended June 30, 1999, decreased to 10% from 11% in the six months ended June 30, 1998. The decreases are mainly due to a reduction in royalty expense as related to third parties.

     Cost of Services. Cost of services increased 90% to $2.5 million during the second quarter of 1999 from $1.3 million in the second quarter of 1998. For the six months ended June 30, 1999, cost of services increased 132% to $4.8 million from $2.1 million during the same period in 1998. As a percentage of service revenue, costs in the second quarter of 1999 increased to 57% from 42% in the corresponding prior year period. For the six months ended June 30, 1999, costs of services as a percentage of service revenue increased to 58% from 38% during the corresponding period in 1998. The percent increases are largely due to the fact that the Company utilized third party consultants to assist in testing solution implementations for the entire three months ended June 30, 1999, as compared to using third party consultants only for a portion of the second quarter of 1998. The comparable cost of third party consultants is generally higher than the cost of internal resources. The increases are also due to the pre-opening costs incurred in 1999 associated with the staffing and training for the Company's Northern Ireland technical support center, which began operations in July 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 63% to $7.7 million during the second quarter of 1999 from $4.7 million in the second quarter of 1998. For the six months ended June 30, 1999, sales and marketing expenses increased 62% to $15.0 million as compared to $9.3 million for the six months ended June 30, 1998. The increases are primarily due to increases in headcount, higher commissions as a result of changes in commission plans and increased sales on which commissions are calculated, higher costs associated with marketing programs such as advertising and seminars, travel costs and increased recruiting fees as a result of the increase in headcount.

     Research and Development. Research and development expenses increased 18% to $2.6 million during the second quarter of 1999 from $2.2 million in the second quarter of 1998. For the six months ended June 30, 1999, research and development expenses increased 25% to $5.5 million as compared to $4.4 million during the same period in 1998. The increases are due to increased facility lease costs and higher compensation costs for both the Lexington and West Coast development operations as well as increased operating expenses for the Company's Austria research and development facility.

     General and Administrative. General and administrative expenses increased 79% to $2.1 million during the second quarter of 1999 from $1.2 million in the second quarter of 1998. For the six months ended June 30, 1999, general and administrative costs increased 69% to $3.8 million as compared to $2.2 million in the same period in the prior year. The increases are largely due to increased headcount, increased facility lease costs, increased consulting, legal and accounting expenses and other administrative costs.

     Non-Recurring and Other Charges. During the second quarter of 1999, the Company restructured its product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing the Company's costs associated with the development of that product and enhancing the Company's sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of the Company's employees who focused sales efforts on these channel resellers. The reduced headcount associated with the shift in sales strategy is expected to result in reduced operating costs. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of June 30, 1999, the Company had made payments of approximately $440,000 related to these costs, and the related restructuring accrual balance was approximately $950,000.

     During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of June 30, 1999, the Company had made payments of approximately $330,000 related to these costs, and the related restructuring accrual balance was approximately $690,000.

OTHER INCOME, NET

     Other income, net decreased 31% to $273,000 during the second quarter of 1999 from $397,000 in the second quarter of 1998. For the six months ended June 30, 1999, other income, net decreased 31% to $547,000 from $796,000 during the first six months of 1998. The decreases are largely due to decreased interest income on lower balances of cash and short-term investments as a result of the utilization of cash to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $43,000 and $73,000 for the three and six months ended June 30, 1999, respectively, and $30,000 and $56,000 for the three and six months ended June 30, 1998, respectively. There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash, cash equivalents and short-term investments totaling $21.8 million as compared to cash, cash equivalents and short-term investments of $33.4 million as of December 31, 1998.

     In the first six months of 1999, the Company used $9.2 million for operating activities, resulting from the net loss, increases in accounts receivable and decreases in accounts payable, partially offset by increases in accrued expenses and deferred revenue.

     The Company generated $8.7 million from investing activities in the first six months of 1999, mainly as a result of net maturities of short-term investments, partially offset by acquisitions of property and equipment.

     The Company generated funds from financing activities of $270,000 in the first six months of 1999 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan, partially offset by payments of notes payable.

     The Company recognized non-recurring and other charges of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs. As of June 30, 1999, the Company had paid approximately $330,000 of these amounts and currently expects to make future cash payments of $690,000 in the remainder of 1999 and in 2000.

     The Company recognized non-recurring and other charges of approximately $1.5 million during the second quarter of 1999 related to a restructuring plan and the termination of two executive officers. This restructuring and other charges includes approximately $0.1 million of noncash charges and $1.4 million of cash payments for severance and other employee-related costs of terminated staff. As of June 30, 1999, the Company had paid approximately $440,000 of this amount and currently expects to make future cash payments of $860,000 in the remainder of 1999 and in 2000.

     The Company expects to incur approximately $1.8 million in 1999 for a management information system, which is currently being implemented. This amount consists of approximately $800,000 for hardware, software and related maintenance and approximately $1.0 million for consulting and implementation services. As of June 30, 1999, the Company had paid approximately $1.1 million for this project and currently expects to make additional cash payments of $0.7 million during the third and fourth quarter of 1999.

     The Company opened a technical support center in Northern Ireland during July 1999, and expects to incur total infrastructure costs related to this location of approximately $1.2 million. This expenditure will be partially funded by a grant of approximately $175,000 awarded by the Northern Ireland Industrial Development Board. As of June 30, 1999, the Company had incurred approximately $0.5 million of these total costs and currently expects to make additional cash payments of $0.7 million for this project during the third and fourth quarter of 1999.

     In December 1999, approximately $2.6 million becomes due under the SQLBench notes. These notes were issued in connection with the acquisition of SQLBench in December 1997.

     Additional long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the potential opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business.

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash, cash equivalents and short term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. As of June 30, 1999, the Company had completed its year 2000 compliance testing for its internal software systems. All of the Company's core business hardware and software systems have been tested and are year 2000 compliant. The Company's internal desktop hardware systems have been tested for year 2000 compliance and have been found to be compliant. Additionally, the internal desktop software applications have been tested and the Company has determined that these systems will need appropriate "patches" applied as they are not currently year 2000 compliant. The Company expects these upgrades to be completed during the third quarter of 1999. In addition, the Company began work on various types of contingency planning to address potential problem areas with internal systems, including a computer disaster recovery module which will allow the Company to recover any of its backups in the case of a disaster. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Statements made in this Quarterly Report on Form 10-Q include a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Segue. Segue's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Quarterly Report on Form 10-Q including, without limitation, those discussed below.

     Segue's quarterly results may fluctuate. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Segue's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. Segue's quarterly revenue may fluctuate significantly for several reasons, including: the timing of introductions of new products or product enhancements by Segue or its competitors; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; demand for Segue's products is difficult to predict for reasons discussed below; changes in operating expenses; product mix; and general economic conditions. A substantial portion of Segue's operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on Segue's expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, Segue does not typically experience order backlog. Furthermore, Segue has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. For these reasons, Segue believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $29.5 million as of June 30, 1999. Segue had net income of $144,000 in 1996; a net loss of $11.5 million in 1997, which includes a charge $9.1 million for purchased research and development in process and $718,000 for severance charges; a net loss of $2.9 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; and a net loss of $11.5 million for the six months ended June 30, 1999, which includes non-recurring and other charges of approximately $2.5 million related to employee severance costs. While Segue has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Segue's common stock.

     Segue has recently shifted its focus from general software testing to e-business testing. In 1997, Segue began to develop and acquire technology to provide automated software testing for Web-enabled software applications, including its acquisition of SQLBench in December 1997. These developments allowed Segue to extend its testing capabilities beyond distributed client/server applications with GUI front ends. In the second quarter of 1998, Segue introduced "LiveQuality," an e-business scenario testing product. In the fourth quarter of 1998, Segue acquired Eventus Software and Black & White Software to acquire certain other technologies which Segue believed would help expand its then current line of e-business testing products. Segue's shift from a general software testing company to an e-business testing company during the past year has resulted in significant changes in Segue's (i) organizational structure, (ii) management personnel, (iii) product mix, and (iv) sales approach. In addition, because e-business scenario testing is more complicated than general software testing, Segue may experience issues with its product quality. If Segue fails to effectively manage these changes, or make other changes which may be needed in connection with its shift to an e-business testing company, Segue's business, operating results and financial condition may be materially adversely affected.

     The development of a market for Segue's products is uncertain. The market for automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance as to the extent that a significant market for automated software testing products will develop or the extent to which our products will be accepted in that market. Although Segue believes that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software testing market will enjoy continued growth.

     The commercial market for products and services designed for use on the Internet, Intranet and Extranet has only recently begun to develop. The success of Segue's products focused on e-commerce and Internet applications will depend on the growth of the market and on Segue's ability to continue to enhance its products to work with all of the prevalent technologies driving Internet applications. There can be no assurance that Segue will be able to effectively adapt its products to the prevalent technologies being used on e-commerce applications or to successfully compete in the market for Internet-related products and services. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

     Segue may have difficulty managing its growth. Segue has been experiencing a period of rapid growth, including increases in the number of orders, customers and employees. Segue's rapid growth has placed, and may continue to place, strains on its management, operations and systems. To manage future growth effectively, Segue must expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in Segue's business. Segue is currently implementing a new management information system and anticipates that such system will be completed by December 1999. There can be no assurance that this system will be successfully and timely implemented. Segue also opened its global technical support center in Northern Ireland in July 1999 which will support its LiveQuality E-Business Management Solutions software. There can be no assurance that the Northern Ireland support center will be able to effectively support Segue's software products or that Segue will not have to increase training or incur other additional costs with respect to the Northern Ireland support center. Furthermore, the management information system and the Northern Ireland support center have required, and will continue to require, significant management attention and/or financial resources of Segue that Segue might otherwise allocate to other activities. There can be no assurance that Segue will be able to effectively manage such changes.

     Segue has also significantly changed its executive management and the sales management teams, and has changed the structure of its internal organization by adding product divisions which relate to its e-business testing products. Segue consolidated the positions of Senior Vice President of Research and Development and Senior Vice President and General Manager of the executive management team and in the quarter ended June 30, 1999 filled the newly created position of Senior Vice President and General Manager of Product Development. Also during the second quarter of 1999, Segue appointed a new Chief Financial Officer. There can be no assurance that Segue will be able to effectively manage such changes.

     Segue may be subject to risks associated with its recent acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software and Black & White Software in two separate transactions. Segue's product range and customer base have increased in the recent past due in part to these acquisitions. These acquisitions provided Segue with technologies which it believed would help expand its then current line of e-business testing products. There can be no assurance that the integration of any or all of the acquired technologies will be successful or will not result in difficulties which may absorb significant management attention.

     In the future, Segue may acquire additional businesses or product lines. The recently completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that Segue anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, it is difficult to determine if such benefits can actually be realized. There can be no assurance that the integration of an acquired company will be successful. The process of integrating acquired companies into Segue's business may also result in unforeseen difficulties. Unforeseen operating difficulties may require significant management attention, which Segue might otherwise devote to its existing business. Also, the process may require significant financial resources that Segue might otherwise allocate to other activities, including the ongoing development or expansion of its existing operations.

     If Segue pursues a future acquisition, its management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, Segue might use capital stock or cash. Alternatively, Segue might borrow money from a bank or other lender. If Segue uses capital stock as it has with its recent acquisitions, its stockholders would experience dilution of their ownership interests. If Segue uses cash or debt financing, its financial liquidity will be reduced.

     Segue has recently changed its sales approach and restructured its sales teams. As part of the shift in its business to e-business testing, Segue focuses its marketing and sales efforts with a solution sales approach. Segue's direct sales force focuses on large enterprise-wide and strategic sales in an effort to provide as many solutions as a particular client needs. To facilitate the solution sales approach, Segue restructured its direct sales force into teams of one strategic sales representative and one technical support engineer. There can be no assurance that this sales approach will result in greater revenues. Because its sales force focuses on making larger sales, Segue's sales cycle may increase. Larger purchases will take longer than smaller sales because customers will generally take more time to decide on whether to make larger purchases. A longer sales cycle reduces Segue's ability to forecast revenue levels. Any delay or loss in sales of its products could have a material adverse effect on Segue's business, operating results and financial condition, and could cause its operating results to vary significantly from quarter to quarter.

     Segue's performance will depend in part on the growth and commercial acceptance of the Internet. Segue's future success will depend substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. If the Internet does not become a viable and substantial commercial medium, Segue's business, operating results and financial condition will be materially adversely affected. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication on the Internet. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

     Segue faces significant competition from other software companies. The market for software quality management tools is new, intensely competitive and subject to rapid technological change. Segue expects competition to intensify in the future. Segue currently encounters competition from a number of public and private companies including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. Many of Segue's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than Segue does. Therefore, these competitors may be able to respond more quickly than Segue to new or changing opportunities, technologies, standards and customer requirements or to devote greater resources to the promotion and sale of their products than Segue. Segue may also face increased competition from the recent consolidation of several companies in the automated software quality market. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on Segue's business, operating results and financial condition.

     Segue's business could be adversely affected if its products contain errors. Software products as complex as Segue's products may contain undetected errors or "bugs," which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Segue's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on Segue's business, operating results and financial condition.

     Segue's future success will depend on its ability to enhance existing products and develop new products. To be competitive, Segue must develop and introduce product enhancements and new products which increase its customers' ability to test their systems. If Segue fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on its business, operating results and financial condition. The emerging nature of the automated software testing and e-commerce testing markets requires that Segue continually improves the performance, features and reliability of its products, particularly in response to competitive offerings and evolving customer needs. Segue must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products. Segue has acquired, and may in the future acquire, technologies to provide it with the tools to introduce new products or enhance current products. The success of such acquisitions will depend in part on Segue's ability to effectively integrate the technologies.

     Segue must hire and retain skilled personnel in a tight labor market. Qualified personnel are in great demand throughout the software industry. Segue's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. There is intense competition for sales personnel in our business, and there can be no assurance that Segue will be successful in attracting, integrating, motivating and retaining new sales personnel. The failure of Segue to attract and retain the highly skilled personnel that are integral to its direct sales, product development, service and support teams may limit the rate at which Segue can generate sales and develop new products or product enhancements. This could have a material adverse effect on Segue's business, operating results and financial condition.

     Class action lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al. Civil No. 99-CV-
                    ------------------------------------------
10891RGS. The class action complaint alleges that Segue and a certain officer and a former officer violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results.

     On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al.,
                            -----------------    ---------------------------
Civil No. 99-CV-10933RGS. These cases have been consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS.
------------------------------------------------
Segue is currently reviewing the allegations made in these lawsuits. Segue intends to defend the claims vigorously. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

     Segue faces many risks associated with international business activities. Segue derived approximately 16% of its total product sales from international customers in fiscal year 1998 and 13% for the first six months of 1999. The international market for software products is highly competitive and Segue expects to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that Segue is unable to expand international sales in a timely and cost-effective manner, its business could be materially adversely affected.

     Segue may be affected by unexpected Year 2000 problems. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. Segue is subject to potential Year 2000 problems affecting its products, its internal systems and the systems of its vendors and distributors, any of which could have a material adverse effect on Segue's business, operating results and financial condition.

     In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in Segue's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

     Year 2000 errors or defects in the internal systems maintained by Segue's vendors or distributors could require Segue to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce its revenue from its indirect distribution channel.

     Segue's new strategy of selling its products through a few large system integrators may result in fewer sales and may adversely affect Segue's results of operations. During the second quarter of 1999, Segue shifted its sales strategy away from creating and managing a large network of resellers and towards building deeper relationships with a few large system integrators. There can be no assurance that this sales strategy will result in greater revenues. In general, these system integrators may discontinue marketing and selling Segue's products with little or no notice. In addition, because Segue will be dependent on a smaller number of integrators, the affect that any single integrator may have on Segue will be greater than any single reseller under Segue's former strategy. Accordingly, Segue is highly dependent on the services of the system integrators and the loss of, or a significant reduction in sales volume through, any single system integrator could have a material adverse effect on Segue.

     Segue could be subject to product liability claims. In selling its products, Segue relies primarily on "shrink wrap" licenses that contain, among other things, provisions protecting against the unauthorized use, copying and transfer of the licensed program and limiting its exposure to potential product liability claims. However, these licenses are not signed by the licensees and the provisions of these licenses, including the provisions limiting Segue's exposure to product liability claims, may therefore be unenforceable under the laws of certain jurisdictions. Segue's products may be used on applications which are critical to the operations of its customers' businesses. Any failure in a customer's applications could result in a claim for substantial damages against Segue, regardless of its responsibility for such failure. Although Segue maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

     Segue's success depends on its ability to protect its proprietary technology. Segue's success depends to a significant degree upon the protection of its software and other proprietary technology. The unauthorized reproduction or other misappropriation of its proprietary technology could enable third parties to benefit from its technology without paying Segue for it. This could have a material adverse effect on Segue's business, operating results and financial condition. Although Segue has taken steps to protect its proprietary technology, they may be inadequate. Segue currently relies on a combination of trademark, copyright and trade secret laws and contractual provisions to protect its proprietary rights in its products. Segue presently has no registered copyrights. Segue has a patent but there can be no assurance that the patent would be upheld if challenged. Moreover, the laws of other countries in which Segue markets its products may afford little or no effective protection of its intellectual property. There can be no assurance that Segue's competitors will not independently develop technologies that are substantially equivalent or superior to its technology. If Segue resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue. If Segue were to discover that any of its products violated third party proprietary rights, there can be no assurance that it would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful.

     Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract its management from its business. Furthermore, a party making such a claim could secure a judgment that requires Segue to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Segue from selling its products. Any of these events could have a material adverse effect on Segue's business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALIFIED DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Risk. The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure, is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). At June 30, 1999, the fair value of the Company's short-term investments approximated market value.

     Foreign Currency Risk. The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. in 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the european monetary union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign currency and business exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al. Civil No. 99-CV-
                 -----------    ---------------------------
10891RGS. The class action complaint alleges that Segue and a certain officer and a former officer violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software,
                                         -----------------    --------------
Inc., et al., Civil No. 99-CV-10933RGS. These cases have been consolidated under
-----------
the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-
            ------------------------------------------------
10891-RGS. Segue is currently reviewing the allegations made in these lawsuits. Segue intends to defend the claims vigorously. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

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

     After deducting the expenses set forth above, the Company received approximately $39.5 million in net proceeds of the IPO. As of June 30, 1999, the Company had used $5.4 million for the purchase of property and equipment, approximately $2.0 million for the repayment of indebtedness including interest ($883,000 and $385,000 for principal and interest, respectively, on the SQL Bench notes and approximately $395,000 and $303,000 on Eventus and Black & White debts, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $965,000 for employee severance payments, and approximately $14.8 million for working capital. The remaining $14.9 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     The expenses of the IPO do not include any payments made to directors, officers, or persons owning 10 percent or more of the Common Stock of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The 1999 Annual Meeting of Stockholders of Segue Software, Inc. (the "Annual Meeting") was held on June 4, 1999.

    (b) At the Annual Meeting, the following individuals were elected to Segue's Board of Directors, constituting all members of Segue's Board of
        Directors:


                             Votes For  Votes Withheld
                             ---------  --------------

        James H. Simons      6,034,189      92,442
        Stephen B. Butler    6,034,189      92,442
        Leonard E. Baum      6,034,189      92,442
        Ronald D. Fisher     6,034,189      92,442
        John R. Levine       6,034,189      92,442
        Howard L. Morgan     6,034,189      92,442

     (c) The following additional proposal was considered at the Annual Meeting:

                                              Votes     Votes    Votes
                                               For     Against Withheld
                                            ---------  ------- --------

        Ratification of the appointment     6,060,534    63,277   2,820
        of PricewaterhouseCoopers LLP as
        independent public accountants for
        the fiscal year ending December 31,
        1999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:
             27.1  Financial Data Schedule
     (b)  Reports on Form 8-K:
             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999


                                       SEGUE SOFTWARE, INC.


                                       /s/ Stephen B. Butler
                                       _______________________
                                       Stephen B. Butler
                                       Chief Executive Officer

                                       /s/ Dennis V. Favero
                                       _______________________
                                       Dennis V. Favero
                                       Senior Vice President and
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
No.    Description
---    -----------

27.1   Financial Data Schedule