Form 10-Q
period 1999-09-30
SEGUE SOFTWARE INC
filed 1999-11-12
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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


     The number of shares of Registrant's Common Stock outstanding as of November 9, 1999, was 9,086,482.

                             SEGUE SOFTWARE, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.         FINANCIAL INFORMATION
Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets (unaudited)
                   September 30, 1999 and December 31, 1998                  2

                Consolidated Statements of Operations (unaudited)
                   Three and nine months ended September 30, 1999
                   and 1998                                                  3

                Consolidated Statements of Cash Flows (unaudited)
                   Nine months ended September 30, 1999 and 1998             4

                Notes to Consolidated Financial Statements (unaudited)       5

Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9

Item 3.         Quantitative and Qualitative Disclosures about Market
                   Risk                                                     24

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                           24

Item 2.         Changes in Securities and Use of Proceeds                   25

Item 6          Exhibits and Reports on Form 8-K                            27

Signatures                                                                  28

Exhibits Index                                                              29


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    September 30,  December 31,
                                                         1999          1998
                                                         ----          ----
ASSETS
Current assets:
 Cash and cash equivalents                            $  5,426      $ 16,096
 Short-term investments                                 15,691        17,335
 Accounts receivable, net of allowances of $735
   and $608 at September 30, 1999 and December 31,
   1998, respectively                                   11,318         8,823

 Other current assets                                    1,588         1,505
                                                      --------      --------
   Total current assets                                 34,023        43,759

Property and equipment, net                              5,952         3,560
Other assets                                               818         1,632
                                                      --------      --------
   Total assets                                       $ 40,793      $ 48,951
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable-current portion                        $  2,649      $  2,983
 Accounts payable                                        1,394         2,464
 Accrued compensation and benefits                       2,518         1,389
 Accrued royalties                                         169           377
 Accrued expenses                                        2,343         1,346
 Deferred revenue                                        6,841         4,296
                                                      --------      --------
   Total current liabilities                            15,914        12,855

Notes payable                                              883           883

Commitments and Contingencies (Note 4)
Stockholders' equity:
 Preferred stock, par value $.01 per share;
   5,000 shares authorized; no shares issued
   and outstanding                                           -             -

 Common stock, par value $.01 per share;
   30,000 shares authorized; 9,075 and 8,912 shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                          91            89


 Additional paid-in capital                             54,224        53,190
 Accumulated deficit                                   (30,282)      (18,046)
 Unearned compensation                                      (2)          (20)
 Accumulated other comprehensive loss                      (35)            -
                                                      --------      --------

   Total stockholders' equity                           23,996        35,213
                                                      --------      --------

   Total liabilities and stockholders' equity         $ 40,793      $ 48,951
                                                      ========      ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three months ended                       Nine months ended
                                                               ------------------                       -----------------
                                                                  September 30,                           September 30,
                                                                  -------------                           -------------
                                                             1999               1998                1999                1998
                                                             ----               ----                ----                ----
Revenue:
 Software                                                  $ 8,438             $ 6,653           $ 20,851             $19,595
 Services                                                    4,332               4,665             12,601              10,035
                                                           -------             -------           --------             -------
   Total revenue                                            12,770              11,318             33,452              29,630

Cost of revenue:
 Cost of software                                              518                 810              1,705               2,220
 Cost of services                                            2,044               1,905              6,801               3,955
                                                           -------             -------           --------             -------
   Total cost of revenue                                     2,562               2,715              8,506               6,175

Gross margin                                                10,208               8,603             24,946              23,455

Operating expenses:
 Sales and marketing                                         6,965               5,348             21,958              14,605
 Research and development                                    2,181               2,030              7,641               6,415
 General and administrative                                  1,954               1,097              5,708               3,322
 Non-recurring and other charges                                 -                   -              2,499                   -
                                                           -------             -------           --------             -------
   Total operating expenses                                 11,100               8,475             37,806              24,342
                                                           -------             -------           --------             -------

Income (loss) from operations                                 (892)                128            (12,860)               (887)
Other income, net                                              192                 377                738               1,173
                                                           -------             -------           --------             -------

Income (loss) before provision for income taxes
                                                              (700)                505            (12,122)                286
Provision for income taxes                                      41                  57                114                 113
                                                           -------             -------           --------             -------

Net income (loss)                                          $  (741)            $   448           $(12,236)            $   173
                                                           =======             =======           ========             =======

Net income (loss) per common share - basic                 $  (.08)               $.05             $(1.36)               $.02
Net income (loss) per common share - diluted
                                                           $  (.08)               $.05             $(1.36)               $.02

Weighted average common shares outstanding - basic           9,046               8,763              9,016               8,538

Weighted average common shares outstanding - diluted         9,046               9,546              9,016               9,337

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                            -------------
                                                                                      1999                1998
                                                                                      ----                ----
Cash flows from operating activities:
 Net income (loss)                                                                 $(12,236)            $   173
 Adjustments to reconcile net income (loss)to net cash used in operating activities:
   Depreciation and amortization                                                      1,617               1,809
   Loss on disposal of property and equipment                                             -                   7
   Noncash compensation charges                                                         123                  25
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (2,539)             (3,631)
     Other current assets                                                               (76)               (962)
     Other assets                                                                       504                   -
     Accounts payable                                                                (1,068)                 60
     Accrued expenses, royalties, compensation and benefits                           1,921                 344
     Deferred revenue                                                                 2,555                 339
                                                                                   --------             -------
Net cash used in operating activities                                                (9,199)             (1,836)
                                                                                   --------             -------

Cash flows from investing activities:
 Additions to property and equipment                                                 (3,694)             (1,759)
 Additions to other assets                                                                -                (589)
 Maturity of short-term investments                                                  22,835              16,200
 Purchases of short-term investments                                                (21,191)             (1,815)
                                                                                   --------             -------
Net cash provided by (used in) investing activities                                (  2,050)             12,037
                                                                                   --------             -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan                        931               2,810
 Proceeds from common stock issuance                                                      -                 995
 Return of capital to shareholders                                                        -                  (8)
 Proceeds from notes payable issuance                                                     -                 295
 Payments of notes payable                                                             (334)                  -
                                                                                   --------             -------
Net cash provided by financing activities                                               597               4,092
                                                                                   --------             -------
Effect of exchange rate changes on cash and cash equivalents                            (18)                  -
                                                                                   --------             -------
Net increase (decrease) in cash and cash equivalents                                (10,670)             14,293
                                                                                   --------             -------
Cash and cash equivalents, beginning of period                                       16,096              23,393
                                                                                   --------             -------
Cash and cash equivalents, end of period                                           $  5,426             $37,686
                                                                                   ========             =======

                   The accompany notes are an integral part of the consolidated financial statements

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


2.  NET INCOME (LOSS) PER COMMON SHARE

     Options and warrants to purchase approximately 2,810,000 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 1999, because their inclusion would be anti-dilutive. Options to purchase 82,000 and 227,000 shares of common stock outstanding as of September 30, 1998 were excluded from the calculation of diluted net income per share because the exercise price of those options exceeded the average market price of common stock during the three and nine months ended September 30, 1998, respectively.

     The following table reconciles the numerator and denominator of the basic and diluted per share computations shown on the consolidated statement of operations (in thousands, except per share data):

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                            -------------               -------------
                                                         1999          1998          1999          1998
                                                         ----          ----          ----          ----
 Basic EPS
  Numerator:
     Net income (loss)                                 $ (741)        $  448      $(12,236)       $  173
  Denominator
    Weighted common shares outstanding                  9,046          8,763         9,016         8,538

 Basic EPS                                             $(0.08)        $ 0.05      $  (1.36)       $ 0.02

 Diluted EPS

  Numerator:
     Net income (loss)                                 $ (741)        $  448      $(12,236)       $  173
  Denominator:
     Weighted common shares outstanding                 9,046          8,763         9,016         8,538
     Weighted common stock equivalents                      -            783             -           799
                                                       ------         ------      --------        ------
                                                        9,046          9,546         9,016         9,337

  Diluted EPS                                          $(0.08)        $ 0.05      $  (1.36)       $ 0.02


3.  NON-RECURRING AND OTHER CHARGES

     During the second quarter of 1999, the Company restructured its product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing the Company's costs associated with the development of that product and enhancing the Company's sales force ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally during the second quarter of 1999, the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of the Company's employees who focused sales efforts on these channel resellers. The reduced headcount associated with the shift in sales strategy has resulted in reduced operating costs during the third quarter of 1999 as compared to the second quarter of 1999. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of September 30, 1999, the Company had made payments of approximately $990,000 related to these costs, and the related restructuring accrual balance was approximately $400,000.

     During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of September 30, 1999, the Company had made payments of approximately $560,000 related to these costs, and the related restructuring accrual balance was approximately $460,000.

4.  COMMITMENTS AND CONTINGENCIES

     The Company has committed to spend approximately $2.2 million in 1999 for a management information system, which is currently being implemented. The $2.2 million commitment includes a $400,000 increase in the previously reported commitment is due to additional requests and requirements from the Company during the third quarter of 1999 which added consulting and other implementation charges for custom programs, additional special reports, added software and revised accounting and financial reports. This total committed amount consists of approximately $800,000 for hardware, software and related maintenance and approximately $1.4 million for consulting and implementation services. As of September 30, 1999, the Company had paid approximately $1.7 million for this project and currently expects to make additional cash payments of $0.5 million in the aggregate during the fourth quarter of 1999 and the first quarter of 2000.

     On April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, its Chief Executive Officer and a former Chief Financial Officer of the Company, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No 99-CV-
                   -----------    ---------------------------
10891RGS. The class action complaint alleged that the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, the Company's past and future financial performance and results. On May 3, 1999, another similar putative class action complaint was filed against the Company, its Chief Executive Officer and a former Chief Financial Officer of the Company in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-
          -----------------    ---------------------------
10933RGS.  These cases were consolidated under the caption In Re Segue Software,
                                                           --------------------
Inc. Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
--------------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 7, 1999, inclusive. The Company intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The defendants expect that the plaintiffs will file an opposition to the motions on or by December 8, 1999. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. The Company believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time, the Company is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to the Company, such determination or settlements could adversely affect the Company's financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this

    Various other claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

5.  PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $41,000 and $114,000 for the three and nine months ended September 30, 1999, respectively, and $57,000 and $113,000 for the three and nine months ended September 30, 1998, respectively. There was no tax benefit recorded for losses generated in the U.S. in any period due to the uncertainty of realizing such benefits.

6.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the three and nine months ended September 30, 1999 was $775,000 and $12,271,000, respectively, and total comprehensive income for the three and nine months ended September 30, 1998 was $410,000 and $132,000, respectively. Total comprehensive income (loss) consists of net income (loss) and the net changes in foreign currency translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                     Percentage of Revenue for                  Percentage of Revenue for
                                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                                  --------------------------------           -------------------------------
                                                      1999                1998                   1999                1998
                                                      ----                ----                   ----                ----
Revenue:
 Software                                             66.1%               58.8%                  62.3%               66.1%
 Services                                             33.9                41.2                   37.7                33.9
                                                     -----               -----                 ------               -----
   Total revenue                                     100.0               100.0                  100.0               100.0

Cost of revenue:
 Cost of software                                      4.1                 7.2                    5.1                 7.5
 Cost of services                                     16.0                16.8                   20.3                13.3
                                                     -----               -----                 ------               -----
   Total cost of revenue                              20.1                24.0                   25.4                20.8

Gross margin                                          79.9                76.0                   74.6                79.2

Operating expenses:
 Sales and marketing                                  54.5                47.3                   65.6                49.3
 Research and development                             17.1                17.9                   22.8                21.7
 General and administrative                           15.3                 9.7                   17.1                11.2
 Non-recurring and other charges                         -                   -                    7.5                   -
                                                     -----               -----                 ------               -----
   Total operating expenses                           86.9                74.9                  113.0                82.2
                                                     -----               -----                 ------               -----

Income (loss) from operations                         (7.0)                1.1                  (38.4)               (3.0)
Other income, net                                      1.5                 3.4                    2.2                 4.0
                                                     -----               -----                 ------               -----

Income (loss) before provision for
 income taxes                                         (5.5)                4.5                  (36.2)                1.0

Provision for income taxes                             0.3                 0.5                    0.4                 0.4
                                                     -----               -----                 ------               -----
Net income (loss)                                    (5.8)%                4.0%                (36.6)%                0.6%
                                                     =====               =====                 ======               =====

REVENUE

     Revenue from Software. Software revenue increased 27% to $8.4 million during the third quarter of 1999 from $6.7 million in the third quarter of 1998. For the nine months ended September 30, 1999, software revenue increased 6% to $20.9 million from $19.6 million for the nine months ended September 30, 1998. The increase during the third quarter of 1999 is attributable primarily to increased sales force productivity, resulting in increased unit shipments and greater market penetration into the "e-business" marketplace. International revenue accounted for 11% and 12% of total software revenue for the three and nine months ended September 30, 1999, respectively, and 11% and 13% of total software revenue for the three and nine months ended
September 30, 1998, respectively.

     Revenue from Services. Service revenue decreased 7% to $4.3 million during the third quarter of 1999 from $4.7 million in the third quarter of 1998. For the nine months ended September 30, 1999, service revenue increased 26% to $12.6 million as compared to $10.0 million for the nine months ended September 30, 1998. Training and consulting revenue decreased 25% during the third quarter of 1999 as compared to the third quarter of 1998. The decrease in training and consulting revenue during the third quarter of 1999 is primarily due to the completion of year 2000 related consulting projects as compared to the same period of 1998. For the nine months ended September 30, 1999, training and consulting revenue increased 25% as compared to the nine months ended September 30, 1998. This increase is primarily due to the fact that more year 2000 related projects were completed by the Company during the first nine months of 1999 as compared to the same period of 1998. For the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998, recognized maintenance revenue increased 16% and 26%, respectively. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past 12 months.

COST OF REVENUE

     Cost of Software. Cost of software decreased 36% to $518,000 during the third quarter of 1999 from $810,000 in the third quarter of 1998. For the nine months ended September 30, 1999, cost of software decreased 23% to $1.7 million as compared to $2.2 million for the nine months ended September 30, 1998. As a percentage of software revenue, costs of software in the current quarter decreased to 6% from 12% in the corresponding prior-year period and, for the nine months ended September 30, 1999, decreased to 8% from 11% in the nine months ended September 30, 1998. The decreases are mainly due to a reduction in third party royalty expense.

     Cost of Services. Cost of services increased 7% to $2.0 million during the third quarter of 1999 from $1.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, cost of services increased 72% to $6.8 million from $4.0 million during the same period in 1998. As a percentage of service revenue, costs in the third quarter of 1999 increased to 47% from 41% in the corresponding prior year period. For the nine months ended September 30, 1999, costs of services as a percentage of service revenue increased to 54% from 39% during the corresponding period in 1998. The percentage increases are largely due to the fact that the Company utilized more third party consultants to assist in testing solution implementations for the third quarter of 1999 and the nine months ended September 30, 1999, as compared to the utilization of third party consultants for the third quarter of 1998 and nine months ended September 30, 1998. The cost of third party consultants is generally higher than the cost of internal resources. The increases are also due to start up costs incurred in the first six months of 1999 associated with the staffing and training for the Company's Northern Ireland technical support center, which began operations in July 1999, as well as operating expenses of this support center during the third quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 30% to $7.0 million during the third quarter of 1999 from $5.3 million in the third quarter of 1998. For the nine months ended September 30, 1999, sales and marketing expenses increased 50% to $22.0 million as compared to $14.6 million for the nine months ended September 30, 1998. The increases are primarily due to increased headcount, higher commissions as a result of changes in compensation plans and increased sales on which commissions are calculated and higher facility costs. Additionally, in the 1999 periods the Company incurred higher sales and marketing costs associated with marketing programs such as advertising and trade shows.

     Research and Development. Research and development expenses increased 7% to $2.2 million during the third quarter of 1999 from $2.0 million in the third quarter of 1998. For the nine months ended September 30, 1999, research and development expenses increased 19% to $7.6 million as compared to $6.4 million during the same period in 1998. The increases are due to increased facility lease costs and higher compensation costs for both the Lexington and West Coast development operations as well as increased headcount for the Company's Austria research and development facility.

     General and Administrative. General and administrative expenses increased 78% to $2.0 million during the third quarter of 1999 from $1.1 million in the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative costs increased 72% to $5.7 million as compared to $3.3 million in the same period in the prior year. The increases are largely due to increased headcount, increased facility costs and increased consulting, legal and accounting expenses.

     Non-Recurring and Other Charges. During the second quarter of 1999, the Company restructured its product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing the Company's costs associated with the development of that product and enhancing the Company's sales force ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally during the second quarter of 1999, the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of the Company's employees who focused sales efforts on these channel resellers. The reduced headcount associated with the shift in sales strategy has resulted in reduced operating costs during the third quarter of 1999 as compared to the second quarter of 1999. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of September 30, 1999, the Company had made payments of approximately $990,000 related to these costs, and the related restructuring accrual balance was approximately $400,000.

     During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of September 30, 1999, the Company had made payments of approximately $560,000 related to these costs, and the related restructuring accrual balance was approximately $460,000.

OTHER INCOME, NET

     Other income, net decreased 49% to $192,000 during the third quarter of 1999 from $377,000 in the third quarter of 1998. For the nine months ended September 30, 1999, other income, net decreased 37% to $738,000 from $1.2 million during the first nine months of 1998. The decreases are largely due to decreased interest income on lower balances of cash, cash equivalents and short-term investments as a result of the utilization of cash to fund operations.

PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $41,000 and $114,000 for the three and nine months ended September 30, 1999, respectively, and $57,000 and $113,000 for the three and nine months ended September 30, 1998, respectively. There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash, cash equivalents and short-term investments totaling $21.1 million as compared to cash, cash equivalents and short-term investments of $33.4 million as of December 31, 1998.

     In the first nine months of 1999, the Company used $9.2 million for operating activities, resulting from the net loss, increases in accounts receivable and decreases in accounts payable, partially offset by increases in accrued expenses and deferred revenue.

     The Company used $2.1 million from investing activities in the first nine months of 1999, mainly as a result of acquisitions of property and equipment, partially offset by net maturities of short-term investments.

     The Company generated funds from financing activities of $597,000 in the first nine months of 1999 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan, partially offset by payments of notes payable.

     The Company recognized non-recurring and other charges of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs. As of September 30, 1999, the Company has utilized available cash, cash equivalents and investments to pay approximately $560,000 of these amounts and currently expects to make future cash payments of $210,000 in the remainder of 1999 and $250,000 in 2000. At the time of the restructuring action, the Company expected to realize a reduction in recurring costs of approximately $1.5 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.

     The Company recognized non-recurring and other charges of approximately $1.5 million during the second quarter of 1999 related to a restructuring plan and the termination of two executive officers. This restructuring and other charges includes approximately $0.2 million of noncash charges and $1.3 million of cash payments for severance and other employee-related costs of terminated staff. As of September 30, 1999, the Company has utilized available cash, cash equivalents and investments to pay approximately $990,000 of this amount and currently expects to make future cash payments of $210,000 in the remainder of 1999 and $190,000 in 2000. At the time of the restructuring action, the Company expected to realize a reduction in recurring costs of approximately $2.0 million annually as a result of this restructuring action. However, there can be no assurance that these benefits will be realized.

     The Company has committed to spend approximately $2.2 million in 1999 for a management information system, which is currently being implemented. The $2.2 million commitment includes a $400,000 increase in the previously reported commitment is due to additional requests and requirements from the Company which added consulting and other implementation charges for custom programs, additional special reports, added software and revised accounting and financial reports. This total committed amount consists of approximately $800,000 for hardware, software and related maintenance and approximately $1.4 million for consulting and implementation services. As of September 30, 1999, the Company had paid approximately $1.7 million for this project and currently expects to make additional cash payments of $0.5 million in the aggregate over the fourth quarter of 1999 and the first quarter of 2000.

     The Company opened a technical support center in Northern Ireland during July 1999, and expects to incur total infrastructure costs related to this location of approximately $1.2 million. This expenditure will be partially funded by a grant of approximately $175,000 awarded by the Northern Ireland Industrial Development Board (IDB) of which $153,000 has been granted and paid by IDB as of September 30, 1999. As of September 30, 1999, the Company had completed and equipped one of the two floors of the rented facility and paid approximately $0.7 million of these total costs and currently expects to make additional cash payments of $0.1 million for this project during the fourth quarter of

1999 and early 2000. The remaining $0.4 million is reserved for future expansion that is still under management's consideration.

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

     Assuming there is no significant change in the Company's business, the Company believes that the existing cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet its working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. As of September 30, 1999, the Company had completed its year 2000 compliance testing for its internal software systems, including the new MIS system. All of the Company's core business hardware and software systems have been tested and are year 2000 compliant. The Company's internal desktop hardware systems have been tested for year 2000 compliance and have been found to be compliant. Additionally, the internal desktop software applications have been tested and the Company has determined that these systems will need appropriate "patches" applied as they are not currently year 2000 compliant. The Company expects these upgrades to be completed during the fourth quarter of 1999. In addition, the Company began work on various types of contingency planning to address potential problem areas with internal systems, including a computer disaster recovery module which will allow the Company to recover any of its backups in the case of a disaster. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

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

    Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $30.3 million as of September 30, 1999. Segue had net income of $144,000 in 1996; a net loss of $11.5 million in 1997, which includes a charge $9.1 million for purchased research and development in process and $718,000 for severance charges; a net loss of $2.9 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; and a net loss of $12.2 million for the nine months ended September 30, 1999, which includes non-recurring and other charges of approximately $2.5 million related to employee severance costs.
While Segue has experienced revenue growth in recent periods, continued growth at the same rate may not be sustainable and may not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Segue's common stock.

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

    Segue may have difficulty managing its growth. Segue has been experiencing a period of rapid growth, including increases in the number of orders, customers and employees. Segue's rapid growth has placed, and may continue to place, strains on its management, operations and systems. To manage future growth effectively, Segue must expand, improve and effectively utilize its operational, management, marketing, sales and financial systems as necessitated by changes in Segue's business. Segue is currently implementing a new management information system and anticipates that such system will be completed by December 1999. There can be no assurance that this system will be successfully and timely implemented. Segue also opened its global technical support center in Northern Ireland in July 1999 which supports its LiveQuality E-Business Management Solutions software. There can be no assurance that the Northern Ireland support center will be able to effectively support Segue's software products or that Segue will not have to increase training or incur other additional costs with respect to the Northern Ireland support center. Furthermore, the management information system and the Northern Ireland support center have required, and will continue to require, significant management attention and/or financial resources of Segue that Segue might otherwise allocate to other activities. There can be no assurance that Segue will be able to effectively manage such changes.

    Segue has also significantly changed the executive management team and the sales management team as well as changed the structure of its internal organization for its e-business testing products. Segue consolidated the positions of Senior Vice President of Research and Development and Senior Vice President and General Manager of the executive management team and in the quarter ended June 30, 1999 filled the newly created position of Senior Vice President and General Manager of Product Development. Also during the second quarter of 1999, Segue appointed a new Chief Financial Officer. There can be no assurance that Segue will be able to effectively manage such changes.

    Segue may be subject to risks associated with its recent acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software and Black & White Software in two separate transactions. Segue's product range and customer base have increased in the recent past due in part to these acquisitions. These acquisitions provided Segue with technologies, which it believed, would help expand its then current line of e-business testing products. There can be no assurance that the integration of any or all of the acquired technologies will be successful or will not result in difficulties, which may absorb significant management attention.

    In the future, Segue may acquire additional businesses or product lines.
The recently completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that Segue anticipated, and an acquired product, service or technology might not perform as it expected. Prior to completing an acquisition, it is difficult to determine if such benefits can actually be realized. There can be no assurance that the integration of an acquired company will be successful. The process of integrating acquired companies into Segue's business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which Segue might otherwise devote to its existing business. Also, the process may require significant financial resources that Segue might otherwise allocate to other activities, including the ongoing development or expansion of its existing operations.

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

    Segue faces significant competition from other software companies. The market for software quality management tools is new, intensely competitive and subject to rapid technological change. Segue expects competition to intensify in the future. Segue currently encounters competition from a number of public and private companies including Mercury Interactive Corporation, Rational Software Corporation, Compuware Corporation and RSW Software (a subsidiary of Teradyne Inc.). Many of Segue's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than it does and therefore may be able to respond more quickly than Segue can to new or changing opportunities, technologies, standards or customer requirements or to devote greater resources to the promotion and sale of their products than Segue. Segue may also face increased competition from the recent consolidation of several companies in the automated software quality market. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on Segue's business, operating results and financial condition.

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

    Class action lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al. Civil No. 99-CV-
                     ----------    ----------------------------
10891RGS. The class action complaint alleged that the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things,

Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
----------------- ----------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The defendants expect that the plaintiffs will file an opposition to the motions on or by December 8, 1999. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part.Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

    Segue faces many risks associated with international business activities. Segue derived approximately 16% of its total product sales from international customers in fiscal year 1998 and 12% for the first nine months of 1999. The international market for software products is highly competitive and Segue expects to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent that Segue is unable to expand international sales in a timely and cost-effective manner, its business could be materially adversely affected.

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

    Segue's new strategy of selling its products through a few large system integrators may result in fewer sales and may adversely affect Segue's results of operations. During the second quarter of 1999, Segue shifted its sales strategy away from creating and managing a large network of resellers and towards building deeper relationships with a few large system integrators.
There can be no assurance that this sales strategy will result in greater revenues. (In general, these system integrators are not subject to minimum sales requirements and may discontinue marketing and selling Segue's products with little or no notice.) In addition, because Segue will be dependent on a smaller number of integrators, the affect that any single integrator may have on Segue will be greater than any single reseller under Segue's former strategy. Accordingly, Segue is highly dependent on the services of the system integrators and the loss of, or a significant reduction in sales volume through, any single system integrator could have a material adverse effect on Segue.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest Rate Risk. The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the company is unable to obtain appropriate financing at acceptable rates. The Company's investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. The Company maintains a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). At September 30, 1999, the fair value of the Company's short-term investments approximated market value.

     Foreign Currency Risk. The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not use derivative financial instruments or other financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. In 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign currency and business exposure.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a Former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al. Civil No. 99-CV-
                 -----------    ---------------------------
10891RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned

Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
-----------------    ----------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The defendants expect that the plaintiffs will file an opposition to the motions on or by December 8, 1999. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

     Various other claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.


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

     After deducting the expenses set forth above, the Company received approximately $39.5 million in net proceeds of the IPO. As of September 30, 1999, the Company had used $6.6 million for the purchase of property and equipment, approximately $2.0 million for the repayment of indebtedness including interest ($883,000 and $522,000 for principal and interest, respectively, on the SQL Bench notes and approximately $395,000 and $303,000 on Eventus and Black & White debts, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $965,000 for employee severance payments, and approximately
$14.2 million for working capital. The remaining $14.2 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     The expenses of the IPO do not include any payments made to directors, officers, or persons owning 10 percent or more of the Common Stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
               27.1  Financial Data Schedule
     (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999


                               SEGUE SOFTWARE, INC.



                               /s/ STEPHEN B. BUTLER
                               ---------------------
                               Stephen B. Butler
                               Chief Executive Officer


                               /s/ DENNIS V. FAVERO
                               --------------------
                               Dennis V. Favero
                               Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.    Description
-----------    -----------

   27.1        Financial Data Schedule