Form 10-K/A
period 1997-12-31
SEGUE SOFTWARE INC
filed 2000-03-27
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 1998 Annual Meeting of Stockholders to be held on June 5, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

                             SEGUE SOFTWARE, INC.
                                  FORM 10-K/A

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

1997 Form 10-K/A

     THIS ANNUAL REPORT ON FORM 10-K/A AMENDS AND SUPERSEDES, TO THE EXTENT SET FORTH HEREIN, THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 PREVIOUSLY FILED ON MARCH 31, 1998. AS MORE PARTICULARLY SET FORTH BELOW, THE FOLLOWING FINANCIAL AND RELATED INFORMATION HAS BEEN UPDATED IN CONNECTION WITH THE FILING OF THE RESTATED FINANCIAL STATEMENTS INCLUDED HEREIN.

     Statements made or incorporated in this Form 10-K/A include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding Segue Software, Inc.'s (hereafter "Segue" or the "Company") future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 21 of this Form 10-K/A.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A.

                                                         Year ended December 31,
                                            -------------------------------------------------
                                              1997      1996       1995      1994      1993
                                            --------  ---------  --------  --------  --------
                                            (restated)
                                               (in thousands, except per share data)
Statement of Operations Data:
Revenue:
   Software                                 $15,783      $12,592   $ 8,312    $4,770    $2,173
   Services                                   6,011        4,381     2,627     1,253       466
   Royalties                                      -            -       129       335       770
                                            -------      -------   -------    ------    ------
      Total revenue                          21,794       16,973    11,068     6,358     3,409
Cost of revenue:
   Cost of software                           1,095          651       315       243       165
   Cost of services                           2,590        1,709     1,194       601       352
   Cost of royalties                              -            -        30        80       169
                                            -------      -------   -------    ------    ------
      Total cost of revenue                   3,685        2,360     1,539       924       686

Gross margin                                 18,109       14,613     9,529     5,434     2,723
Operating expenses:
   Sales and marketing                       11,872        8,500     5,378     2,546       925
   Research and development                   4,931        3,806     2,273     1,574     1,041
   General and administrative                 3,211        2,437     1,709     1,284       724
   Non-recurring charges                        835/(1)/       -       449         -         -
                                            -------      -------   -------    ------    ------
      Total operating expenses               20,849       14,743     9,809     5,404     2,690
                                            -------      -------   -------    ------    ------

Income (loss) from operations                (2,740)        (130)     (280)       30        33

Litigation settlement                             -         (744)        -         -         -
Other income (expense), net                   2,186        1,535       (23)      (21)      (34)
                                            -------      -------   -------    ------    ------
Income (loss) before provision
   for income taxes                            (554)         661      (303)        9        (1)
Provision for income taxes                       56           20         -         -         -
                                            -------      -------   -------    ------    ------
Net income (loss)                           $  (610)     $   641   $  (303)   $    9    $   (1)
                                            =======      =======   =======    ======    ======
Net income (loss) per common share -
   basic                                    $  (.08)     $   .12   $  (.20)   $  .01    $    -
                                            =======      =======   =======    ======    ======
Net income (loss) per common share -
   diluted                                  $  (.08)     $   .09   $  (.20)   $    -    $    -
                                            =======      =======   =======    ======    ======
Weighted average common shares
   outstanding - basic                        7,337        5,364     1,552     1,528     1,395
                                            -------      -------   -------    ------    ------
Weighted average common shares
   outstanding - diluted                      7,337        7,689     1,552     4,002     1,395
                                            -------      -------   -------    ------    ------

Balance Sheet Data:
                                                 December 31,
                                1997     1996        1995        1994    1993
                              --------  -------  -------------  ------  ------
                              (restated)       (in thousands)
Cash and cash equivalents      $22,975  $ 7,112    $  442       $  711  $  218
Working capital (deficit)       35,521   40,667       (57)       1,211     504
Total assets                    55,523   47,631     4,496        3,810   1,991
Subordinated notes payable       4,415        -       654          654     654
Total stockholders' equity      45,229   42,707     1,305        1,546     613

/(1)/Non-recurring charges in 1997 include a charge of $117,000 for purchased research and development in process and $718,000 for severance charges.

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



RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the year ended December 31, 1997 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997.


     In a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee, the Securities and Exchange Commission ("SEC") set forth its views on purchased in-process research and development ("IPR&D"), taking issue with certain appraisal practices employed in practice at the time. Subsequent to the issuance of the SEC letter, the staff of the SEC has reviewed various filings of the Company and has inquired regarding the methods used by the Company to value acquired IPR&D that was written-off as of the acquisition date. As a result of this review, the Company has modified the methods used to value acquired intangible assets in connection with the SQLBench acquisition and has increased the total purchase price from $10.1 million to $10.6 million. Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for the year ended December 31, 1997 are set forth below (in thousands, except per share data). The restatement does not affect previously reported net cash flows for any period.

                                                          For the year ended
                                                          December 31, 1997
                                                      --------------------------
                                                          As
                                                       Previously        As
                                                       Reported       Restated
                                                      ------------   -----------
       Non-recurring charges                           $   9,813      $    835
       Total operating expenses                           29,827        20,849
       Loss from operations                              (11,718)       (2,740)
       Loss before provision for income taxes             (9,532)         (554)
       Net loss                                           (9,588)         (610)
       Net loss per common share - basic and diluted       (1.31)        (0.08)

                                                        As of December 31, 1997
                                                      --------------------------
                                                          As
                                                       Previously         As
                                                        Reported       Restated
                                                      ------------   -----------
       Completed technology, net                       $   1,006      $  2,964
       Goodwill, net                                           -         7,528
       Total assets                                       46,037        55,523
       Additional paid-in capital                         48,479        48,987
       Accumulated deficit                               (12,707)       (3,729)
       Total stockholders' equity                         35,743        45,229

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                   Year ended December 31,
                                                   -----------------------
                                                    1997     1996    1995
                                                   -------  ------  ------
                                                   (restated)
Revenue:
   Software                                          72.4%   74.2%   75.1%
   Services                                          27.6    25.8    23.7
   Royalties                                            -       -     1.2
                                                   ------   -----   -----
      Total revenue                                 100.0   100.0   100.0
Cost of revenue:
   Cost of software                                   5.0     3.8     2.8
   Cost of services                                  11.9    10.1    10.8
   Cost of royalties                                    -       -     0.3
                                                   ------   -----   -----
      Total cost of revenue                          16.9    13.9    13.9

Gross margin                                         83.1    86.1    86.1

Operating expenses:
   Sales and marketing                               54.5    50.1    48.6
   Research and development                          22.6    22.4    20.5
   General and administrative                        14.7    14.4    15.4
   Non-recurring charges                              3.8       -     4.1
                                                   ------   -----   -----
      Total operating expenses                       95.6    86.9    88.6
                                                   ------   -----   -----
Loss from operations                                (12.5)   (0.8)   (2.5)

Litigation settlement                                   -    (4.4)      -
Other income (expense), net                          10.0     9.1    (0.2)
                                                   ------   -----   -----
Income (loss) before provision for income taxes      (2.5)    3.9    (2.7)
Provision for income taxes                            0.3     0.1       -
                                                   ------   -----   -----
Net income (loss)                                    (2.8)%   3.8%   (2.7)%
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

NON-RECURRING CHARGES

     In the fourth quarter of 1997, the Company recognized a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer (see Note K to the Consolidated Financial Statements). In-process research and development identified at the acquisition date represented development projects in six areas that had not reached technological feasibility and had no alternative future use. The values of the in-process research and development projects were determined using a risk-adjusted, discounted cash flow approach, reflecting each project's stage of completion at the acquisition date. In those cash flow projections of in-process technologies, the Company used discount rates ranging from 35% to 45%, as compared to a discount rate of 20% used to value the completed technology acquired in the transaction. The in-process research and development projects were focused on the predictive and design aspects of load testing, which the Company expected would allow users greater ability to perform load testing early in the development phase instead of waiting until deployment. If proven to be feasible, the in-process technologies were expected to provide improved load testing tools for client/server and Internet environments.

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

NET INCOME (LOSS)

     For the year ended December 31, 1997, the Company had a net loss of $610,000 compared with net income of $641,000 for the year ended December 31, 1996 and a net loss of $303,000 for the year ended December 31, 1995.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     Statements made or incorporated in this Form 10-K/A include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed below.

Short Operating History; Accumulated Deficit.

     The Company was founded in 1988 to provide software porting services to independent software vendors. In 1992, the Company reorganized its business to focus on the development and marketing of automated testing software for the quality assurance market. The Company shipped its first automated testing product, QA Partner, in the quarter ended March 31, 1993. Accordingly, the Company has a limited operating history and, although the Company has experienced growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Losses have resulted in an accumulated deficit of approximately $3.7 million as of December 31, 1997. The Company had a net loss of $303,000 in 1995, net income of $641,000 in 1996 and a net loss of $610,000 in 1997. The limited operating history of the Company makes the prediction of future results difficult and, therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability on a consistent basis.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Form 10-K/A.

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

          3. Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K/A.

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

(10.12)   Segue Software, Inc. Special Termination and Vesting Plan adopted
          February 5, 1997

(10.13) Letter Agreement, effective as of December 31, 1997, by and between the Registrant and Elisabeth Elterman

(21.1)    Subsidiaries of the Registrant

(23.1)    Consent of PricewaterhouseCoopers LLP

(27.1)    Restated Financial Data Schedule

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

(b) Reports on Form 8-K

     On January 14, 1998, the Company filed a Report under Item 5 on Form 8-K. On March 16, 1998, the Company filed an amendment to the Report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2000.

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

Signature                     Titles                                       Date
---------                     ------                                       ----
/s/ STEPHEN B. BUTLER         President, Chief Executive Officer           March 27, 2000
---------------------------   and Director (Principal Executive Officer)
Stephen B. Butler

/s/ DOUGLAS ZACCARO           Chief Financial Officer                      March 27, 2000
---------------------------   (Principal Financial Officer and
Douglas Zaccaro               Principal Accounting Officer)

/s/ JAMES H. SIMONS           Chairman of the Board                        March 27, 2000
---------------------------
James H. Simons

/s/ LEONARD E. BAUM           Director                                     March 27, 2000
---------------------------
Leonard E. Baum

/s/ JOHN R. LEVINE            Director                                     March 27, 2000
---------------------------
John R. Levine

/s/ HOWARD L. MORGAN          Director                                     March 27, 2000
---------------------------
Howard L. Morgan

/s/ JYOTI PRAKASH             Director                                     March 27, 2000
---------------------------
Jyoti Prakash

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



                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 5, 1998, except as to Note N
     which is as of February 7, 2000

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              December 31,
                                                                              -----------
                                                                          1997            1996
                                                                          ----            ----
                                                                          (restated)
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 22,975        $  7,112
    Short-term investments                                                14,385          34,092
    Accounts receivable, net of allowances of $345 and $200                4,308           3,023
    Other current assets                                                     615           1,365
                                                                        --------        --------
         Total current assets                                             42,283          45,592

Property and equipment, net                                                2,252           1,960
Completed technology, net                                                  2,964               -
Goodwill, net                                                              7,528               -
Other assets                                                                 496              79
                                                                        --------        --------
         Total assets                                                   $ 55,523        $ 47,631
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $    860        $    474
    Accrued compensation and benefits                                      1,127             885
    Accrued expenses                                                       1,268             642
    Deferred revenue                                                       2,477           1,876
    Accrued royalties                                                        147           1,047
    Short-term subordinated notes payable                                    883               -
                                                                        --------        --------
          Total current liabilities                                        6,762           4,924

Subordinated notes payable                                                 3,532               -

Commitments and contingencies (Note J)

Stockholders' equity:
    Series A Preferred Stock, par value $.01 per share;
     noncumulative; 4,000 shares authorized; no shares
     issued and outstanding                                                    -               -
    Common Stock, par value $.01 per share; 30,000 shares
     authorized; 7,630 and 7,196 shares issued and
     outstanding                                                              76              72
    Additional paid-in capital                                            48,987          46,194
    Unearned compensation                                                   (105)           (440)
    Accumulated deficit                                                   (3,729)         (3,119)
                                                                        --------        --------
         Total stockholders' equity                                       45,229          42,707
                                                                        --------        --------

         Total liabilities and stockholders' equity                     $ 55,523        $ 47,631
                                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Year ended December 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                          ----       ----      ----
                                                         (restated)
Revenue:
   Software                                             $ 15,783  $ 12,592  $ 8,312
   Services                                                6,011     4,381     2,627
   Royalties                                                   -         -       129
                                                        --------  --------  --------
        Total revenue                                     21,794    16,973    11,068
Cost of revenue:
   Cost of software                                        1,095       651       315
   Cost of services                                        2,590     1,709     1,194
   Cost of royalties                                           -         -        30
                                                        --------  --------  --------
        Total cost of revenue                              3,685     2,360     1,539

Gross margin                                              18,109    14,613     9,529

Operating expenses:
   Sales and marketing                                    11,872     8,500     5,378
   Research and development                                4,931     3,806     2,273
   General and administrative                              3,211     2,437     1,709
   Non-recurring charges                                     835         -       449
                                                        --------  --------  --------
        Total operating expenses                          20,849    14,743     9,809
                                                        --------  --------  --------

Loss from operations                                      (2,740)     (130)     (280)

Litigation settlement                                          -      (744)        -
Interest expense                                               -       (44)      (57)
Interest income                                            2,186     1,579        34
                                                        --------  --------  --------
Income (loss) before provision for income taxes             (554)      661      (303)
Provision for income taxes                                    56        20         -
                                                        --------  --------  --------
Net income (loss)                                       $   (610) $    641  $   (303)
                                                        ========  ========  ========

Net income (loss) per common share - basic              $   (.08) $    .12  $   (.20)

Net income (loss) per common share - diluted            $   (.08) $    .09  $   (.20)

Weighted average common shares outstanding - basic         7,337     5,364     1,552

Weighted average common shares outstanding - diluted       7,337     7,689     1,552


The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                                                          Total
                                        Series A                            Additional        Unearned   Accumulated   stockholders'
                                    Preferred Stock     Common Stock     paid-in capital   compensation    deficit       equity
                                    ---------------     ------------     ---------------   ------------    -------       ------
                                  Shares   Par value  Shares   Par value
                                  ------   ---------  ------   ---------
Balance at December 31, 1994       2,292    $  4,338    1,527   $   666                                  $   (3,457)    $  1,547
    Issuance of common stock
     under option plan                                     59        62                                                       62
    Net loss                                                                                                   (303)        (303)
                                  ------    --------   ------   -------                                  ----------     --------
Balance at December 31, 1995       2,292       4,338    1,586       728                                      (3,760)       1,306
    Change in par value                       (4,315)              (712)     $   5,027                                         -
    Issuance of common stock
     under option plan               125           1      127         1          1,017        $   (575)                      444
    Conversion of Series A
     preferred stock to common
     stock                        (2,417)        (24)   2,416        24                                                        -
    Conversion of convertible
     debt to common stock                                 654         7            647                                       654
    Issuance of common stock,
     net of issuance costs                              2,413        24         39,503                                    39,527
    Amortization of unearned
     compensation                                                                                  135                       135
    Net income                                                                                                  641          641
                                  ------    --------   ------   -------      ---------        --------   ----------     --------
Balance at December 31, 1996           -           -    7,196        72         46,194            (440)      (3,119)      42,707
    Issuance of common stock
     under stock plans                                    290         3          1,446                                     1,449
    Issuance of restricted
     common stock                                         144         1          1,539                                     1,540
    Stock options cancelled
     and amortization of
     unearned compensation                                                        (192)            335                       143
    Net loss                                                                                                   (610)        (610)
                                  ------    --------   ------   -------      ---------        --------   ----------     --------
Balance at December 31, 1997           -    $      -    7,630   $    76      $  48,987        $   (105)  $   (3,729)    $ 45,229
                                  ======    ========   ======   =======      =========        ========   ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                                                1997       1996      1995
                                                                                ----       ----      ----
                                                                                (restated)
Cash flows from operating activities:
  Net income (loss)                                                           $   (610)   $   641   $ (303)
  Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Charge for purchased research and development in process                  117          -        -
         Depreciation and amortization                                           1,242        655      382
         Loss on disposal of property and equipment                                  4         16       35
         Noncash compensation charges                                              666        135        -
         Net changes in operating assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                                 (1,346)      (428)    (548)
            Other current assets                                                   575       (369)     (34)
            Accounts payable                                                       386         13      125
            Accrued expenses, compensation and benefits                            618        739      272
            Accrued royalties                                                     (900)       (72)      29
            Deferred revenue                                                       601        808      500
                                                                              --------    -------   ------
Net cash provided by operating activities                                        1,353      2,138      458
                                                                              --------    -------   ------

Cash flows from investing activities:
  Additions to property and equipment                                           (1,271)    (1,414)    (755)
  (Increase) decrease in other assets                                             (352)        66      (34)
  Acquisition of businesses                                                     (4,499)         -        -
  Sales (purchases) of short-term investments, net                              19,707    (34,092)       -
                                                                              --------    -------   ------
Net cash provided by (used in) investing activities                             13,585    (35,440)    (789)
                                                                              --------    -------   ------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock                          -     39,527        -
  Proceeds from exercise of stock options                                          925        445       62
                                                                              --------    -------   ------
Net cash provided by financing activities                                          925     39,972       62
                                                                              --------    -------   ------

Net cash increase (decrease) in cash and cash equivalents                       15,863      6,670     (269)
Cash and cash equivalents at beginning of year                                   7,112        442      711
                                                                              --------    -------   ------
Cash and cash equivalents at end of year                                      $ 22,975    $ 7,112   $  442
                                                                              ========    =======   ======

Supplemental disclosure of noncash financing transactions:
Conversion of convertible debt into common stock                              $      -    $   654   $    -
Issuance of subordinated notes payable                                        $  4,415    $     -   $    -
Issuance of restricted common stock                                           $  1,540    $     -   $    -

Supplemental disclosure:
Cash paid during the year for interest                                        $      -    $    38   $   57


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

Restatement of Financial Statements

     The accompanying consolidated financial statements as of and for the year ended December 31, 1997 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997. See Note N.

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

Completed Technology and Goodwill


     Completed technology is carried at cost less accumulated amortization, which is being provided on a straight-line basis over a period of three years, its estimated useful life (see Note B). Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is amortized using the straight-line method over five years.

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

B.   ACQUISITIONS:

     On December 30, 1997, the Company acquired both SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as "SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method. The combined purchase had an aggregate consideration of approximately $10.6 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in subordinated notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.5 million. The purchase price was allocated $3.0 million to completed technology, which is being amortized over three years; $0.1 million to purchased research and development in process; and $7.5 million to goodwill, which is being amortized over five years. The purchased research and development in process had not reached technological feasibility, had no alternative future use and was valued using expected future

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products. Consequently, at the date of acquisition, the $0.1 million allocated to purchased research and development in process was recorded as a non-recurring charge.

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

                                                       Year ended
                                                       December 31,
                                                    1997         1996
                                                    ----         ----
                                                  (restated)
Net revenue                                       $ 22,204         $17,317
Net loss                                          $ (1,443)        $  (240)
Net loss per share - basic                        $   (.19)        $  (.04)
Net loss per share - diluted                      $   (.19)        $  (.04)

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

                                                   1997      1996     1995
                                                 ---------  -------  -------
                                                 (restated)
Net income (loss)                   As reported  $   (610)   $ 641    $(303)
                                    Pro forma    $( 2,733)   $(511)   $(387)

Income (loss) per common share -
   basic                            As reported  $   (.08)   $ .12    $(.20)
                                    Pro forma    $   (.37)   $(.10)   $(.25)

Income (loss) per common share -
   diluted                          As reported  $   (.08)   $ .09    $(.20)
                                    Pro forma    $   (.37)   $(.10)   $(.25)


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

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                   1997      1996    1995
                                                                 ---------  ------  -------
                                                                 (restated)
Net income (loss)                                                 $  (610)  $  641  $ (303)
Plus income impact of assumed conversions
   Interest on convertible debt to shareholders, net of tax             -       27       -
                                                                  -------   ------  ------
Net income (loss) plus assumed conversions                           (610)     668    (303)

Weighted average shares used in net income (loss) per share -
   basic                                                            7,337    5,364   1,552

   Effect of dilutive securities:
      Employee and director stock options                               -    1,164       -
      Preferred stock                                                   -      614       -
      Convertible debt to stockholders                                  -      547       -
                                                                  -------   ------  ------
   Dilutive potential common shares                                     -    2,325       -
                                                                  -------   ------  ------
Weighted average shares used in net income (loss) per
   common share - diluted                                           7,337    7,689   1,552
                                                                  =======   ======  ======

Net income (loss) per common share - basic                        $  (.08)  $  .12  $ (.20)
                                                                  =======   ======  ======
Net income (loss) per common share - diluted                      $  (.08)  $  .09  $ (.20)
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

                                                 1997      1996
                                               --------  --------
                                               (restated)
Gross deferred tax assets
-------------------------
Federal and state net operating
  loss carryforwards                           $ 1,619   $ 1,004
Acquired intangible assets                          46         0
Accrued and deferred compensation                  160        43
Research and development credits                 1,047       764
Other                                              368       183
                                               -------   -------
Total assets                                   $ 3,240   $ 1,994
                                               -------   -------

Gross deferred tax liability
----------------------------
Fixed assets                                   $   (47)  $   (83)
                                               -------   -------
Total liability                                    (47)      (83)
                                               -------   -------
Valuation allowance                             (3,193)   (1,911)
                                               -------   -------
Net deferred tax asset                         $     0   $     0
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

K.   NON-RECURRING CHARGES:

     In the fourth quarter of 1997, the Company recognized a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer. The charge of $718,000 consisted of $195,000 in severance and $523,000 in accelerated vesting of options for common stock.

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

M.   SUBSEQUENT EVENT:

     In the second quarter of 1998, the Company expects to enter into a nine-year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998, at an annual rental rate of approximately $2.2 million. The lease expires in October, 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.


N.   RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the year ended December 31, 1997 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997.

     In a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee, the Securities and Exchange Commission ("SEC") set forth its views on purchased in-process research and development ("IPR&D"), taking issue with certain appraisal practices employed in practice at the time. Subsequent to the issuance of the SEC letter, the staff of the SEC has reviewed various filings of the Company and has inquired regarding the methods used by the Company to value acquired IPR&D that was written-off as of the acquisition date. As a result of this review, the Company has modified the methods used to value acquired intangible assets in connection with the SQLBench acquisition and has increased the total purchase price from $10.1 million to $10.6 million. Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for the year ended December 31, 1997 are set forth below (in thousands, except per share data). The restatement does not affect previously reported net cash flows for any period.

                                           For the year ended
                                           December 31, 1997
                                           ------------------
                                      As
                                  Previously                    As
                                   Reported                  Reported
                                  ----------                 --------
Non-recurring charges              $   9,813                  $    835
Total operating expenses              29,827                    20,849
Loss from operations                 (11,718)                   (2,740)
Loss before provisions for
  income taxes                        (9,532)                     (554)
Net loss                              (9,588)                     (610)
Net loss per common share -
  basic and diluted                    (1.31)                    (0.08)

                                          As of December 31, 1997
                                          -----------------------
                                      As
                                  Previously                    As
                                   Reported                  Reported
                                  ----------                 --------
Completed technology, net         $    1,006                 $  2,964
Goodwill, net                              -                    7,528
Total assets                          46,037                   55,523
Additional paid-in capital            48,479                   48,987
Accumulated deficit                  (12,707)                  (3,729)
Total stockholders' equity            35,743                   45,229