Form 10-K/A
period 1998-12-31
SEGUE SOFTWARE INC
filed 2000-03-27
CIK 894572

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 1999 Annual Meeting of Stockholders to be held on June 4, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SEGUE SOFTWARE, INC.

                                FORM 10-K/A

                               TABLE OF CONTENTS

                                     PART I

                                                                                                  Page

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

  THIS ANNUAL REPORT ON FORM 10-K/A AMENDS AND SUPERSEDES, TO THE EXTENT SET FORTH HEREIN, THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 PREVIOUSLY FILED ON APRIL 15, 1999. AS MORE PARTICULARLY SET FORTH BELOW, THE FOLLOWING FINANCIAL AND RELATED INFORMATION HAS BEEN UPDATED IN CONNECTION WITH THE FILING OF THE RESTATED FINANCIAL STATEMENTS INCLUDED HEREIN.

  Statements made or incorporated in this Form 10-K/A include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Segue Software, Inc. and its subsidiaries (hereafter, collectively, "Segue" or the "Company"). The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 25 of this Form 10-K/A.

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

  During 1997, Segue introduced new technology to provide automated software testing for Web-enabled software applications, extending the Company's distributed testing capabilities beyond distributed client/server applications with GUI front ends. In addition, in 1997, the Company began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench" (see Note 2 to the Consolidated Financial Statements).

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

   YEAR ENDED DECEMBER 31, 1998:                               HIGH     LOW
   -----------------------------                              ------- -------
   First Quarter                                              $15.000 $ 9.875
   Second Quarter                                             $16.063 $12.250
   Third Quarter                                              $18.875 $13.875
   Fourth Quarter                                             $24.625 $12.750

   YEAR ENDED DECEMBER 31, 1997:                               HIGH     LOW
   -----------------------------                              ------- -------
   First Quarter                                              $18.250 $ 7.500
   Second Quarter                                             $15.125 $ 8.625
   Third Quarter                                              $13.750 $ 7.625
   Fourth Quarter                                             $12.500 $ 7.750

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

     All financial data below has been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 and to reflect a reclassification from non-recurring charges to cost of software in 1998 of a charge of $667,000 for the write-off of an NRE fee and prepaid royalties.

                                       Year Ended December 31,
                              --------------------------------------------------
                                1998         1997         1996     1995    1994
                              -------      --------      -------  ------  ------
                              (restated)
                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software                    $26,249      $ 19,662      $16,551  11,544   $7,012
  Services                     14,599         7,977        5,411   2,627    1,253
  Royalties                       --            --           --      129      335
                              -------      --------      -------  ------   ------
    Total revenue              40,848        27,639       21,962  14,300    8,600
                              -------      --------      -------  ------   ------
Cost of revenue:
  Cost of software              4,291/(3)/    3,673        2,807   1,537    1,029
  Cost of services              6,119         2,641        1,721   1,194      601
  Cost of royalties               --            --           --       30       80
                              -------      --------      -------  ------   ------
    Total cost of revenue      10,410         6,314        4,528   2,761    1,710
                              -------      --------      -------  ------   ------
Gross margin                   30,438        21,325       17,434  11,539    6,890

Operating expenses:
  Sales and marketing          20,764        14,071       10,073   6,710    3,356
  Research and development      8,571         7,084        5,043   2,781    1,946
  General and
   administrative               4,500         3,933        2,950   1,709    1,284
  Amortization of goodwill      1,506           --           --      --       --
  Non-recurring charges         1,531/(1)/      835/(2)/     --      449      --
                              -------      --------      -------  ------   ------
    Total operating
     expenses                  36,872        25,923       18,066  11,649    6,586
                              -------      --------      -------  ------   ------
Income (loss) from
 operations                    (6,434)       (4,598)        (632)   (110)     304
Litigation settlement             --            --          (744)    --       --
Other income (expense), net     1,521         2,155        1,540     (23)     (15)
                              -------      --------      -------  ------   ------
Income (loss) before
 provision for income taxes    (4,913)       (2,443)         164    (133)     289
Provision for income taxes        140            56           20       3        9
                              -------      --------      -------  ------   ------
Net income (loss)             $(5,053)     $ (2,499)     $   144    (136)  $  280
                              =======      ========      =======  ======   ======
Net income (loss) per common
 share--basic                 $ (0.59)     $  (0.32)     $  0.03   (0.08)  $ 0.16
                              =======      ========      =======  ======   ======
Net income (loss) per common
 share--diluted               $ (0.59)     $  (0.32)     $  0.02   (0.08)  $ 0.07
                              =======      ========      =======  ======   ======
Weighted average common
 shares outstanding--basic      8,626         7,761        5,639   1,777    1,753
                              -------      --------      -------  ------   ------
Weighted average common
 shares outstanding--
 diluted                        8,626         7,761        7,980   1,777    4,227
                              -------      --------      -------  ------   ------

                                                 December 31,
                              --------------------------------------------------
                                1998         1997          1996    1995    1994
                              -------      --------      -------  ------  ------
                              (restated)
                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents     $16,096      $ 23,393      $ 7,541  $  588  $  987
Working capital (deficit)      30,904        33,693       40,308     (56)  1,473
Total assets                   56,279        57,167       49,983   5,352   4,571
Long-term obligations             883         3,777          245     --      654
Total stockholders' equity     42,541        43,452       42,353   1,370   1,882

--------

/(1)/ Non-recurring charges in 1998 represent $1.5 million of transaction costs associated with the acquisitions of Eventus Software, Inc. and Black & White Software, Inc.

/(2)/ Non-recurring charges in 1997 include a charge of $117,000 for purchased research and development in process and $718,000 for severance charges.

/(3)/ Cost of software in 1998 includes $667,000 associated with the write-off of a non-recurring engineering fee and prepaid royalties.

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

  In 1997, the Company began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, the Company acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench". The acquisition was accounted for using the purchase method and, accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements since the date of acquisition.

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997.

     In a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee, the Securities and Exchange Commission ("SEC") set forth its views on purchased in-process research and development ("IPR&D"), taking issue with certain appraisal practices employed in practice at the time. Subsequent to the issuance of the SEC letter, the staff of the SEC has reviewed various filings of the Company and has inquired regarding the methods used by the Company to value acquired IPR&D that was written-off as of the acquisition date. As a result of this review, the Company has modified the methods used to value acquired intangible assets in connection with the SQLBench acquisition and has increased the total purchase price from $10.1 million to $10.6 million. Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for the year ended December 31, 1998 are set forth below (in thousands, except per share data). Additionally, the restated results reflect a reclassification from non-recurring charges to cost of software of a charge for $667,000 for the write-off of NRE and prepaid royalties in 1998. The restatement does not affect previously reported net cash flows for any period.

                                                         For the Year
                                                    Ended December 31, 1998
                                                   -------------------------
                                                       As
                                                   Previously         As
                                                     Reported       Restated
                                                   ----------     ----------
  Cost of software                                  $  2,972       $  4,291
  Total cost of revenue                                9,091         10,410
  Gross margin                                        31,757         30,438
  Amortization of goodwill                                 -          1,506
  Non-recurring charges                                2,198          1,531
  Total operating expenses                            36,033         36,872
  Loss from operations                                (4,276)        (6,434)
  Loss before provisions for income taxes             (2,755)        (4,913)
  Net loss                                            (2,895)        (5,053)
  Net loss per common share - basic and diluted        (0.34)         (0.59)

                                                    As of December 31, 1998
                                                   -------------------------
                                                       As
                                                   Previously         As
                                                    Reported       Restated
                                                   ----------     ----------
     Completed technology, net                      $    670       $  1,976
     Goodwill, net                                         -          6,022
     Total assets                                     48,951         56,279
     Additional paid-in capital                       53,190         53,698
     Accumulated deficit                             (18,046)       (11,226)
     Total stockholders' equity                       35,213         42,541

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                   Year ended December 31,
                                                   ---------------------------
                                                    1998      1997      1996
                                                   -------   -------   -------
                                                   (restated)
Revenue:
  Software........................................    64.3%     71.1%     75.4
  Services........................................    35.7      28.9      24.6
                                                   -------   -------   -------
    Total revenue.................................   100.0     100.0     100.0
Cost of revenue:
  Cost of software................................    10.5      13.3      12.8
  Cost of services................................    15.0       9.6       7.8
                                                   -------   -------   -------
    Total cost of revenue.........................    25.5      22.9      20.6
Gross margin......................................    74.5      77.1      79.4
Operating expenses:
  Sales and marketing.............................    50.8      50.9      45.9
  Research and development........................    21.0      25.6      23.0
  General and administrative......................    11.0      14.2      13.4
  Amortization of goodwill........................     3.7       --        --
  Non-recurring charges...........................     3.8       3.0       --
                                                   -------   -------   -------
    Total operating expenses......................    90.3      93.7      82.3
                                                   -------   -------   -------
Loss from operations..............................   (15.8)    (16.6)     (2.9)
Litigation settlement.............................     --        --       (3.4)
Other income, net.................................     3.7       7.8       7.0
                                                   -------   -------   -------
Income (loss) before provision for income taxes...   (12.1)     (8.8)      0.7
Provision for income taxes........................     0.3       0.2       0.1
                                                   -------   -------   -------
Net income (loss).................................   (12.4)%    (9.0)%     0.6%
                                                   =======   =======   =======

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

COST OF SOFTWARE

  Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties. These costs increased 17% to $4.3 million, or 16% of software revenue, in 1998 compared to $3.7 million, or 19% of software revenue, in 1997.

  The increase in cost of software is due principally to (1) the amortization and write-off of the NRE fee and prepaid royalties totaling $0.9 million discussed below and (2) the amortization of $1.0 million for completed technology resulting from the December 1997 acquisition of SQLBench, offset by lower recurring royalty expenses of $1.3 million, resulting from the Company's intentional reduction in sales of royalty-bearing products during 1998, and by the cost of upgrading the installed base with new versions of various products. The Company intends to reduce sales of B&W's royalty-bearing products in 1999; therefore, the

Company expects to continue to decrease royalty expense as a percentage of software revenue in the future.

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

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the EBMS products, the Company wrote off the remaining balances of the NRE and prepaid royalties, $300,000 and approximately $290,000, respectively, as cost of software as of December 31, 1998. As of that date, additional prepaid royalties of $77,000 were also written-off.

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

AMORTIZATION OF GOODWILL

     Goodwill results from the Company's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. Amortization expense increased to $1.5 million, or 3.7% of total revenue, compared to nil in 1997.

NON-RECURRING CHARGES

     In the fourth quarter of 1998, the Company recorded a charge of $1.5 million related to the Eventus and B&W acquisitions (see Note 2 to the Consolidated Financial Statements). This charge consisted primarily of investment banking, legal, accounting and other professional fees.



     In the fourth quarter of 1997, the Company recorded a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition. In-process research and development identified at the acquisition date represented development projects in six areas that had not reached technological feasibility and had no alternative future use. The values of the in-process research and development projects were determined using a risk-adjusted, discounted cash flow approach, reflecting each project's stage of completion at the acquisition date. In those cash flow projections of in-process technologies, the Company used discount rates ranging from 35% to 45%, as compared to a discount rate of 20% used to value the completed technology acquired in the transaction.

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

     In addition to the $117,000 charge for acquired in-process technologies discussed above, the Company recorded in the fourth quarter of 1997 a charge of $718,000, consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive
Officer.

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

PROVISION FOR INCOME TAXES

     The Company recorded a provision for foreign and state income taxes of $140,000, $56,000 and $20,000 for the years ended December 31, 1998, 1997 and
1996, respectively. There was no tax benefit for losses generated in the U.S. during 1998 and 1997 due to the uncertainty of realizing such benefits. The Company did not record a provision for federal income taxes in 1996 due to utilization of net operating loss carryforwards.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $12.7 million, of which $9.6 million relates to deductions attributable to stock options, state net operating loss carryforwards of approximately $10.0 million, of which at least $2.6 million is subject to annual limitations on utilization; and $779,000 of federal and $230,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1999 through 2018 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

NON-RECURRING CHARGES

     In the fourth quarter of 1997, the Company recorded a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000, consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer.

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

     The Company will recognize a one-time pre-tax charge of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge includes approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. The Company expects to utilize available cash, cash equivalents and investments to pay approximately $770,000 of the amount during 1999 and the remaining $250,000 during 2000. The Company currently expects to realize a reduction in recurring costs of approximately $1.5 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.

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

     In December 1999, approximately $2.6 million becomes due under the SQLBench notes. As of December 31, 1998, the Company had a line of credit available as a result of its December 31, 1998 merger with Black & White Software, Inc. Per the terms of the note, the line of credit was automatically terminated upon the merger, and borrowings of approximately $300,000 were repaid during January 1999.

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

     The Company may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $11.2 million as of December 31, 1998. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; and a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions and a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties. While the Company has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of the Company's Common Stock.

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

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

*27.1          Restated Financial Data Schedules

(1) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits", of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-
     1488), which was declared effective on March 28, 1996.

(2) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

         * Filed herewith.
     (b) Reports on Form 8-K

          On December 17, 1998, the Company filed a Report under Item 5 on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2000.

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

Signature                Titles                                  Date
---------                ------                                  ----
/s/ STEPHEN B. BUTLER    President, Chief Executive Officer      March 27, 2000
---------------------    and Director (Principal Executive
Stephen B. Butler        Officer)

/s/ DOUGLAS ZACCARO      Chief Financial Officer (Principal      March 27, 2000
---------------------    Financial Officer and Principal
Douglas Zaccaro          Accounting Officer)

/s/ JAMES H. SIMONS      Chairman of the Board                   March 27, 2000
---------------------
James H. Simons

/s/ LEONARD E. BAUM      Director                                March 27, 2000
---------------------
Leonard E. Baum

/s/ JOHN R. LEVINE       Director                                March 27, 2000
---------------------
John R. Levine

/s/ HOWARD L. MORGAN     Director                                March 27, 2000
---------------------
Howard L. Morgan

/s/ JYOTI PRAKASH        Director                                March 27, 2000
---------------------
Jyoti Prakash

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

Boston, Massachusetts
April 15, 1999, except as to Note 15
which is as of February 7, 2000

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                            (restated)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 16,096  $ 23,393
  Short-term investments                                      17,335    14,385
  Accounts receivable, net of allowances of $608 and $454      8,823     5,234
  Other current assets                                         1,505       619
                                                            --------  --------
    Total current assets                                      43,759    43,631

Property and equipment, net                                    3,560     2,400
Completed technology, net                                      1,976     2,964
Goodwill, net                                                  6,022     7,528
Other assets                                                     962       644
                                                            --------  --------
    Total assets                                            $ 56,279  $ 57,167
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--current portion                            $  2,983  $  1,600
  Accounts payable                                             2,464     1,777
  Accrued compensation and benefits                            1,389     1,244
  Accrued royalties                                              377       631
  Other accrued expenses                                       1,346     1,269
  Deferred revenue                                             4,296     3,417
                                                            --------  --------
    Total current liabilities                                 12,855     9,938

Notes payable                                                    883     3,532
Other long-term liabilities                                        -       245

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, par value $.01 per share; non-
   cumulative; 5,000 shares authorized; no shares issued
   and outstanding                                                 -         -
  Common stock, par value $.01 per share; 30,000 shares
   authorized; 8,912 and 8,109 shares issued and
   outstanding                                                    89        81
  Additional paid-in capital                                  53,698    49,649
  Unearned compensation                                          (20)     (105)
  Accumulated deficit                                        (11,226)   (6,173)
                                                            --------  --------
    Total stockholders' equity                                42,541    43,452
                                                            --------  --------
    Total liabilities and stockholders' equity              $ 56,279  $ 57,167
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Year Ended December 31,
                                                   --------------------------
                                                    1998      1997     1996
                                                   -------  --------  -------
                                                  (restated)
Revenue:
  Software                                         $26,249  $ 19,662  $16,551
  Services                                          14,599     7,977    5,411
                                                   -------  --------  -------
    Total revenue                                   40,848    27,639   21,962
                                                   -------  --------  -------
Cost of revenue:
  Cost of software                                   4,291     3,673    2,807
  Cost of services                                   6,119     2,641    1,721
                                                   -------  --------  -------
    Total cost of revenue                           10,410     6,314    4,528
                                                   -------  --------  -------

Gross margin                                        30,438    21,325   17,434

Operating expenses:
  Sales and marketing                               20,764    14,071   10,073
  Research and development                           8,571     7,084    5,043
  General and administrative                         4,500     3,933    2,950
  Amortization of goodwill                           1,506         -        -
  Non-recurring charges                              1,531       835        -
                                                   -------  --------  -------
    Total operating expenses                        36,872    25,923   18,066
                                                   -------  --------  -------
Loss from operations                                (6,434)   (4,598)    (632)

Litigation settlement                                    -         -     (744)
Interest expense                                      (449)      (31)     (44)
Interest income                                      1,970     2,186    1,584
                                                   -------  --------  -------
Income (loss) before provision for income taxes     (4,913)   (2,443)     164
Provision for income taxes                             140        56       20
                                                   -------  --------  -------
Net income (loss)                                  $(5,053) $ (2,499) $   144
                                                   =======  ========  =======
Net income (loss) per common share--basic          $ (0.59) $  (0.32) $  0.03
Net income (loss) per common share--diluted        $ (0.59) $  (0.32) $  0.02
Weighted average common shares outstanding--
 basic                                               8,626     7,761    5,639
Weighted average common shares outstanding--
 diluted                                             8,626     7,761    7,980

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                          Preferred Stock         Common Stock
                         ------------------     ---------------   Additional                                      Total
                                      Par                  Par      Paid-in        Unearned     Accumulated    Stockholders'
                         Shares      value      Shares    value     Capital      Compensation     Deficit         Equity
                         ------     -------     ------    -----    ----------    ------------   -----------    -------------
Balance at December 31,
 1995                     2,292     $ 4,338     1,811     $ 730     $   120                      $ (3,818)       $  1,370
 Change in par value                 (4,315)               (712)      5,027                                           --
 Return of capital--
  B&W                                                                   (70)                                          (70)
 Issuance of common
  stock under option
  plan                      125           1       127         1         442                                           444
 Conversion of preferred
  stock to common stock  (2,417)        (24)    2,416        24                                                       --
 Conversion of debt to
  common stock                                    654         7         647                                           654
 Issuance of common
  stock, net of issuance
  costs                                         2,611        26      39,650                                        39,676
 Compensation cost
  related to stock
  options                                                               575         $(575)                            --
 Amortization of
  unearned compensation                                                               135                             135
 Net income                                                                                           144             144
                         ------     -------     -----     -----     -------         -----        --------        --------
Balance at December 31,
 1996                         -           -     7,619        76      46,391          (440)         (3,674)         42,353
 Return of capital--
  B&W                                                                   (49)                                          (49)
 Issuance of common
  stock under stock
  plans                                           291         3         924                                           927
 Issuance of common
  stock, net of issuance
  costs                                            55         1         513                                           514
 Issuance of restricted
  common stock for
  acquisition                                     144         1       1,539                                         1,540
 Compensation cost
  related to stock
  options                                                               523                                           523
 Stock options cancelled
  and amortization of
  unearned compensation                                                (192)          335                             143
 Net loss                                                                                          (2,499)         (2,499)
                         ------     -------     -----     -----     -------         -----        --------        --------
Balance at December 31,
 1997                         -           -     8,109        81      49,649          (105)         (6,173)         43,452
 Return of capital--
  B&W                                                                   (15)                                          (15)
 Issuance of common
  stock under stock
  plans                                           753         8       3,088                                         3,096
 Issuance of common
  stock, net of issuance
  costs                                            50         -         989                                           989
 Stock options cancelled
  and amortization of
  unearned compensation                                                 (57)           85                              28
 Compensation cost
  related to stock
  options and warrants                                                   44                                            44
 Net loss                                                                                          (5,053)         (5,053)
                         ------     -------     -----     -----     -------         -----        --------        --------
Balance at December 31,
 1998                         -     $     -     8,912     $  89     $53,698         $ (20)       $(11,226)       $ 42,541
                         ======     =======     =====     =====     =======         =====        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                 (restated)
Cash flows from operating activities:
  Net income (loss)                               $ (5,053) $ (2,499) $    144
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Charge for purchased research and development
     in process                                          -       117       339
    Depreciation and amortization                    4,480     1,342       774
    Loss on disposal of property and equipment           4         4        16
    Noncash compensation charges                        10       666       135
    Write off of other assets                          378         -         -
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                           (3,589)     (618)   (1,378)
      Other current assets                            (886)      590      (382)
      Other assets                                    (433)        -         -
      Accounts payable                                 687       616       356
      Accrued expenses, royalties, compensation
       and benefits                                   (215)        1     1,186
      Deferred revenue                                 879       812     1,058
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities                                         (3,738)    1,031     2,248
                                                  --------  --------  --------
Cash flows from investing activities:
  Additions to property and equipment               (2,678)   (1,401)   (1,474)
  Additions to other assets                           (735)     (368)        -
  Acquisition of businesses                              -    (4,499)        -
  Payments of notes payable for acquisition           (883)        -         -
  Maturities of short-term investments              16,200    57,725    17,500
  Purchases of short-term investments              (19,150)  (38,018)  (51,592)
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities                                         (7,246)   13,439   (35,566)
                                                  --------  --------  --------
Cash flows from financing activities:
  Net proceeds from initial public offering of
   common stock                                          -         -    39,527
  Proceeds from issuance of common stock, net          989       514         -
  Proceeds from issuance of notes payable              110       299       435
  Payments of notes payable                           (493)     (308)      (66)
  Proceeds from exercise of stock options and
   stock purchase plan                               3,096       926       445
  Return of capital to shareholders                    (15)      (49)      (70)
                                                  --------  --------  --------
Net cash provided by financing activities            3,687     1,382    40,271
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents                                        (7,297)   15,852     6,953
Cash and cash equivalents at beginning of year      23,393     7,541       588
                                                  --------  --------  --------
Cash and cash equivalents at end of year          $ 16,096  $ 23,393  $  7,541
                                                  ========  ========  ========
Supplemental disclosure of noncash investing and
 financing transactions:
  Conversion of convertible debt into common
   stock                                                              $    654
  Issuance of common stock in exchange for notes
   receivable                                                         $    117
  Issuance of common stock and notes for assets                       $    389
  Issuance of notes payable for acquisition                 $  4,415
  Issuance of restricted common stock for
   acquisition                                              $  1,540
Cash paid during the year for interest            $    419  $     58  $     47

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

RESTATEMENT OF FINANCIAL STATEMENTS

  The accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997. See Note 15.

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

CONCENTRATION OF CREDIT RISK

     The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of commercial paper. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper are minimal due to the duration of such investments, which are generally less than six months.

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

USES OF ESTIMATES

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

                                              Year Ended December 31,
                                    ---------------------------------------

                                     1998             1997          1996
                                     ----             ----          ----
                                    (restated)
     Revenue:
       Segue                        $36,167          $ 21,794      $16,973
       Eventus                          789             2,197        1,033
       B&W                            3,892             3,648        3,956
                                    -------          --------      -------
          Total revenue             $40,848          $ 27,639      $21,962
                                    =======          ========      =======

     Net income (loss):
       Segue                        $(3,267)         $   (610)     $   641
       Eventus                       (2,358)             (730)        (503)
       B&W                              572            (1,159)           6
                                    -------          --------      -------
          Net income (loss)         $(5,053)         $ (2,499)     $   144
                                    =======          ========      =======


     Acquisition costs of $1.5 million, consisting primarily of investment banking, legal, accounting and other professional fees, were charged to operations in the fourth quarter of 1998. Prior to the mergers, there were no intercompany transactions between Segue, Eventus, and B&W.

     On December 30, 1997, the Company acquired both SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as "SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method. Accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements from the date of acquisition. The combined purchase had an aggregate consideration of approximately $10.6 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.5 million. The purchase price was allocated $3.0 million to completed technology, which is being amortized over three years; $0.1 million to purchased research and development in process; and $7.5 million to goodwill, which is being amortized over five years. The purchased research and development in process had not reached technological feasibility, had no alternative future use and was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products and reflecting each project's stage of completion at the acquisition date. Consequently, at the date of acquisition, the $0.1 million allocated to purchased research and development in process was recorded as a non-recurring charge. For the years ended December 31, 1998 and 1997, accumulated amortization related to completed technology was $988,000 and $0, respectively, and accumulated amortization related to goodwill was $1,506,000 and $0, respectively.

     Set forth below are unaudited pro forma combined results of operations of the Company and SQLBench for the years ended December 31, 1997 and 1996 as if the SQLBench acquisition had been completed at the beginning of each year presented. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of SQLBench been completed as of January 1, 1997 or 1996 (amounts in thousands, except per share data).

                                            Year Ended December 31,
                                               1997         1996
                                            ----------   ----------
                                            (restated)
          Net revenue                       $  28,049    $   22,306
          Net loss                          $  (3,332)   $     (737)
          Net loss per share - basic        $   (0.42)   $    (0.13)
          Net loss per share - diluted      $   (0.42)   $    (0.13)

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   OTHER ASSETS

     In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 in 1998, which represented a non-refundable non-recurring engineering and initial license fee ("NRE") of $480,000 and guaranteed royalties of $300,000. Under this agreement, an additional $200,000 for guaranteed royalties was to be paid by September 30, 1998. In October 1998, the parties amended this agreement to, among other things, remove the Company's obligation to make the remaining payment for guaranteed royalties (see Note 10). The NRE fee was being amortized into cost of software on a straight-line basis over its estimated life of two years, and the royalty expense was being recognized as cost of software revenue based upon sales of the related products. For the year ended
December 31, 1998, amortization expense and royalty expense related to this agreement was approximately $180,000 and $10,000, respectively.

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the EBMS products, the Company wrote off the remaining balances of the NRE ($300,000) and prepaid royalties ($290,000) as cost of software as of December 31, 1998. Additionally in the fourth quarter, the Company wrote off $77,000 of other prepaid royalties, based on an analysis of their recoverability.

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

                             SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In September 1996, Eventus issued a promissory note for $492,000 in consideration for assets purchased and certain technology rights received. In October 1996, Eventus received proceeds of $300,000 in exchange for a promissory note. The notes, which originally bore interest at 7%, were to mature on July 31, 1997. On June 30, 1997 and September 30, 1997, the maturity dates were extended and the interest rates were amended to 9.5% and 11.0%, respectively, on the remaining unpaid principal. As of December 31, 1997, approximately $443,000 was outstanding related to these notes. These notes were paid in full in December 1998.

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

  For various price ranges, weighted average information for options outstanding at December 31, 1998 was as follows:

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                Outstanding Options                    Exercisable Options
                   ---------------------------------------------- -----------------------------
                                  Weighted average    Weighted                      Weighted
Range of exercise                  remaining life     average                       average
    prices             Shares        (in years)    exercise price     Shares     exercise price
    ------         -------------- ---------------- -------------- -------------- --------------
                   (in thousands)                                 (in thousands)
$ 0.75 - $ 4.21          238            5.65           $ 2.11          204           $ 1.99
  8.50 -   9.00          461            8.37             8.98          153             8.98
  9.25 -  10.63          401            8.88             9.97           74             9.69
 10.75 -  14.00          381            8.70            12.47           82            12.35
 14.56 -  19.06          476            9.50            16.83           23            16.17
 20.25 -  22.25          443            9.85            21.42           16            22.25
                       -----                                           ---
$ 0.75 - $22.25        2,400            8.74           $12.87          552           $ 7.67

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

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                             1998               1997              1996
                                                             ----               ----              ----
     Net income (loss)                   As reported        $(5,053)          $ (2,499)          $   144
                                         Pro forma          $(7,644)          $ (4,668)          $(1,025)
     Net income (loss) per common
     share - basic                       As reported        $ (0.59)          $  (0.32)          $  0.03
                                         Pro forma          $ (0.89)          $  (0.60)          $ (0.18)
     Net income (loss) per common
     share - diluted                     As reported        $ (0.59)          $  (0.32)          $  0.02
                                         Pro forma          $ (0.89)          $  (0.60)          $ (0.13)

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

7.   NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                 1998               1997            1996
                                                                 ----               ----            ----
                                                                                                   C>
     Net income (loss)                                          $(5,053)          $ (2,499)        $  144
     Plus income impact of assumed conversions:
           Interest on convertible debt, net of tax                   -                  -             27
                                                                -------           --------         ------
     Net income (loss) plus assumed conversions                 $(5,053)          $ (2,499)        $  171

     Weighted average shares used in net income (loss)
           per share - basic                                      8,626              7,761          5,639
           Effect of dilutive securities:
                 Employee and director stock options                  -                  -          1,180
                 Preferred stock                                      -                  -            614
                 Convertible debt                                     -                  -            547
                                                                -------           --------         ------
           Dilutive potential common shares                           -                  -          2,341
                                                                -------           --------         ------
     Weighted average shares used in net income (loss)
           per common share - diluted                             8,626              7,761          7,980
                                                                =======           ========         ======

     Net income (loss) per common share - basic                 $ (0.59)          $  (0.32)        $ 0.03
                                                                =======           ========         ======
     Net income (loss) per common share - diluted               $ (0.59)          $  (0.32)        $ 0.02
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

9.   INCOME TAXES

     Income (loss) before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                            1998               1997           1996
                                                            ----               ----           ----
     Income (loss) before income taxes:
         United States                                     $(5,107)          $ (2,443)       $ 164
         Foreign                                               194                  -            -
                                                           -------           --------        -----
             Total income (loss) before income taxes       $(4,913)          $ (2,443)       $ 164
                                                           =======           ========        =====

     Provisions for (benefit from) income taxes:

     Current:    Foreign                                   $    71           $      -        $   -
                 State                                          69                 56           20
                                                           -------           --------        -----
                 Total current tax provision               $   140           $     56        $  20
                                                           -------           --------        -----

     Deferred:   Federal                                   $(1,167)          $   (551)       $  21
                 Foreign                                       (26)                 -            -
                 State                                        (192)              (167)           4
                 Change in valuation allowance               1,385                718          (25)
                                                           -------           --------        -----
                   Total deferred tax provision                  -                  -            -
                                                           -------           --------        -----
                     Total tax provision                   $   140           $     56        $  20
                                                           =======           ========        =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

                                                    1998           1997
                                                    ----           ----
     Gross deferred tax assets
     -------------------------
     Federal and state net operating
         loss carryforwards                        $ 5,436       $ 1,846
     Intangible assets                                 695           141
     Research and experimentation credits              936         1,047
     Accounts receivable                               198           136
     Accrued expenses and deferred
         compensation                                  115           299
     Fixed assets                                       42            51
     Valuation allowance                            (7,422)       (3,520)
                                                   -------       -------
             Net deferred tax assets               $     -       $     -
                                                   =======       =======

     Of the change in valuation allowance of $3,902,000, approximately $2,517,000 relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $14.1 million, of which $9.6 million relates to deductions attributable to the

                             SEGUE SOFTWARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $11.1 million, of which at least $2.6 million is subject to annual limitations on utilization; and $779,000 of federal and $230,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 1999 through 2018 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

     The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31 (in thousands):

                                                          1998           1997          1996
                                                          ----           ----          ----
     U.S. federal statutory tax                        $ (1,670)        $  (831)       $  55
     S Corporation (income) loss taxed
         at shareholders' level                            (194)            456           (2)
     State tax provision, net                               (81)            (74)          16
     Foreign rate differential                                4               -            -
     Nondeductible acquisition costs                        520              30            -
     Change in valuation allowance                        1,385             718          (25)
     Amortization of nondeductible goodwill                 218               -            -
     Other                                                  (42)           (243)         (24)
                                                       --------         -------        -----
     Effective tax                                     $    140         $    56        $  20
                                                       ========         =======        =====

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

11.  NON-RECURRING CHARGES

     In the fourth quarter of 1998, the Company recorded a charge of $1.5 million, consisting primarily of investment banking, legal, accounting, and other professional fees, related to the Eventus and B&W acquisitions.


     In the fourth quarter of 1997, the Company recorded a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition and $718,000 consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer. The charge of $718,000 consisted of $195,000 in severance and $523,000 in accelerated vesting of options for common stock.

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

13.  SEGMENT REPORTING

     The Company considers that it has the following four reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

                                             1998                1997
                                     --------------------  -------------------
                                                 Gross                 Gross
                                      Revenue    Margin     Revenue    Margin
                                     --------   ---------  --------   --------
 Operating Segments:
   e-Commerce product licenses       $ 16,125              $  6,544
   Client/server testing product
     licenses                          10,124                13,118
                                     --------              --------
      Total software                 $ 26,249              $ 19,662
                                     --------              --------

   Training and consulting           $  7,373   $   2,712  $  2,320   $    701
   Maintenance                          7,226       5,768     5,657      4,635
                                     --------   ---------  --------   --------
      Total services                 $ 14,599   $   8,480  $  7,977   $  5,336

                                     --------              --------
      Total revenue                  $ 40,848              $ 27,639
                                     ========              ========

    For 1996, all of the Company's product license revenue was attributable to client/server testing products, and detailed data for services revenues and gross margins was not maintained.

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

14.  SUBSEQUENT EVENTS (UNAUDITED)

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

15.  RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997.

     In a letter dated September 9, 1998 to the American Institute of Certified Public Accountants SEC Regulations Committee, the Securities and Exchange Commission ("SEC") set forth its views on purchased in-process research and development ("IPR&D"), taking issue with certain appraisal practices employed in practice at the time. Subsequent to the issuance of the SEC letter, the staff of the SEC has reviewed various filings of the Company and has inquired regarding the methods used by the Company to value acquired IPR&D that was written-off as of the acquisition date. As a result of this review, the Company has modified the methods used to value acquired intangible assets in connection with the SQLBench acquisition and has increased the total purchase price from $10.1 million to $10.6 million. Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for the year ended December 31, 1998 are set forth below (in thousands, except per share data). Additionally, the restated results reflect a reclassification from non-recurring charges to cost of software of a charge for $667,000 for the write-off of an NRE fee and prepaid royalties in 1998. The restatement does not affect previously reported net cash flows for any period.


                                                          For the Year
                                                   Ended December 31, 1998
                                                  --------------------------
                                                        As
                                                    Previously        As
                                                     Reported      Restated
                                                  -------------  -----------

  Cost of software                                   $    2,972    $   4,291
  Total cost of revenue                                   9,091       10,410
  Gross margin                                           31,767       30,438
  Amortization of goodwill                                    -        1,506
  Non-recurring charges                                   2,198        1,531
  Total operating expenses                               36,033       36,872
  Loss from operations                                   (4,276)      (6,434)
  Loss before provision for income taxes                 (2,755)      (4,913)
  Net loss                                               (2,895)      (5,053)
  Net loss per common share - basic and diluted           (0.34)       (0.59)


                                                   As of December 31, 1998
                                                   --------------------------
                                                        As
                                                    Previously       As
                                                     Reported      Restated
                                                   -------------  -----------
  Completed technology, net                          $      670    $   1,976
  Goodwill, net                                               -        6,022
  Total assets                                           48,951       56,279
  Additional paid-in capital                             53,190       53,698
  Accumulated deficit                                   (18,046)     (11,226)
  Total stockholders' equity                             35,213       42,541