Form 10-Q/A
period 1998-03-31
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

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

PART I.   FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                  March 31,            December 31,
                                                                                    1998                  1997
                                                                                ------------           ------------
                                                                                  (restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 32,828              $ 22,975
   Short-term investments                                                            4,474                14,385
   Accounts receivable, net of allowances of $400 and $345                           6,210                 4,308
   Other current assets                                                              1,124                   615
                                                                                  --------              --------
      Total current assets                                                          44,636                42,283

Property and equipment, net                                                          2,082                 2,252
Completed technology, net                                                            2,717                 2,964
Goodwill, net                                                                        7,152                 7,528
Other assets                                                                           937                   496
                                                                                  --------              --------
      Total assets                                                                $ 57,524              $ 55,523
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term subordinated notes payable                                          $    883              $    883
   Accounts payable                                                                    642                   860
   Accrued compensation and benefits                                                 1,225                 1,127
   Accrued expenses                                                                  1,298                 1,268
   Deferred revenue                                                                  2,837                 2,477
   Accrued royalties                                                                 1,127                   147
                                                                                  --------              --------
      Total current liabilities                                                      8,012                 6,762

Subordinated notes payable                                                           3,532                 3,532

Stockholders' equity:
   Series A Preferred Stock, par value $.01 per share; noncumulative;
      4,000 shares authorized; no shares issued and outstanding                          -                     -
   Common Stock, par value $.01 per share; 30,000 shares
      authorized; 7,951 and 7,630 shares issued and outstanding                         80                    76
   Additional paid-in capital                                                       49,796                48,987
   Unearned compensation                                                               (45)                 (105)
   Cumulative translation adjustments                                                    5                     -
   Accumulated deficit                                                              (3,856)               (3,729)
                                                                                  --------              --------
      Total stockholders' equity                                                    45,980                45,229
                                                                                  --------              --------
      Total liabilities and stockholders' equity                                  $ 57,524              $ 55,523
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

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                    ---------------------------
                                                       1998               1997
                                                    ----------           ------
                                                    (restated)
Revenue:
   Software                                           $5,679             $4,006
   Services                                            1,782              1,395
                                                      ------             ------
      Total revenue                                    7,461              5,401

Cost of revenue:
   Cost of software                                      585                199
   Cost of services                                      754                544
                                                      ------             ------
      Total cost of revenue                            1,339                743

Gross margin                                           6,122              4,658

Operating expenses:
   Sales and marketing                                 3,883              2,577
   Research and development                            1,503              1,089
   General and administrative                            862                780
   Amortization of goodwill                              376                 -
                                                      ------             ------
      Total operating expenses                         6,624              4,446
                                                      ------             ------

Income (loss) from operations                           (502)               212

Other income, net                                        401                534
                                                      ------             ------
Income (loss) before provision for income taxes         (101)               746
Provision for income taxes                                26                 48
                                                      ------             ------
Net income (loss)                                     $ (127)            $  698
                                                      ======             ======

Net income (loss) per common share - basic            $ (.02)            $  .10
Net income (loss) per common share - diluted          $ (.02)            $  .09

Weighted average common shares
   outstanding - basic                                 7,761              7,222
Weighted average common shares
   outstanding - diluted                               7,761              8,088


The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                   --------------------------
                                                                      1998             1997
                                                                   ----------        --------
                                                                   (restated)
Cash flows from operating activities:
   Net income (loss)                                                $  (127)         $   698
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                                  992              206
         Noncash compensation charges                                    13               36
         Net changes in operating assets and liabilities:
            Accounts receivable                                      (1,902)            (778)
            Other current assets                                        (16)            (202)
            Accounts payable                                           (218)             (59)
            Accrued expenses, compensation and benefits                 128             (296)
            Deferred revenue                                            360              202
                                                                    -------          -------
Net cash used in operating activities                                  (770)            (193)
                                                                    -------          -------

Cash flows from investing activities:
   Additions to property and equipment                                 (136)            (364)
   Increase in other assets                                             (29)               -
   Maturities (purchases) of short-term investments, net              9,911             (638)
                                                                    -------          -------
Net cash provided by (used in) investing activities                   9,746           (1,002)
                                                                    -------          -------

Cash flows from financing activities:
   Proceeds from stock options and stock purchase plan                  877              299
                                                                    -------          -------
Net cash provided by financing activities                               877              299
                                                                    -------          -------

Net increase (decrease) in cash and cash equivalents                  9,853             (896)
Cash and cash equivalents, beginning of period                       22,975            7,112
                                                                    -------          -------

Cash and cash equivalents, end of period                            $32,828          $ 6,216
                                                                    =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in its 1997 Annual Report on Form 10-K/A.

    This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2.  RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the quarter ended March 31, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

     Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for quarter ended March 31, 1998 are set forth below (in thousands, except per share data):


                                                    For the three months
                                                    ended March 31, 1998
                                               ----------------------------
                                                    As
                                                Previously           As
                                                 Reported         Restated
                                               ------------      ----------
Cost of software                                $      422        $    585
Total cost of revenue                                1,176           1,339
Gross margin                                         6,285           6,122
Amortization of goodwill                               -               376
Total operating expenses                             6,248           6,624
Income (loss) from operations                           37            (502)
Income (loss) before provision for income taxes        438            (101)
Net income (loss)                                      412            (127)
Net income (loss) per common share - basic            0.05           (0.02)
Net income (loss) per common share - diluted          0.05           (0.02)

                                                   As of March 31, 1998
                                               ----------------------------
                                                    As
                                                Previously           As
                                                 Reported         Restated
                                               ------------      ----------
Completed technology, net                       $      -          $  2,717
Goodwill, net                                          -             7,152
Other assets                                         1,859             937
Total assets                                        48,577          57,524
Additional paid-in capital                          49,288          49,796
Accumulated deficit                                (12,295)         (3,856)
Total stockholders' equity                          37,033          45,980
Total liabilities and stockholders' equity          48,577          57,524

3. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Three months ended
                                                   March 31,
                                            ---------------------
                                               1998         1997
                                            ----------     ------
                                            (restated)
Net income (loss)                             $ (127)      $  698

Weighted average shares used in net
 income (loss) per share - basic               7,761        7,222
Effect of dilutive securities:
   Employee and director stock options            -           866
                                              ------       ------
Weighted average shares used in net
 income (loss) per share - diluted             7,761        8,088
                                              ======       ======


Net income (loss) per common share - basic    $ (.02)      $  .10
                                              ======       ======
Net income (loss) per common share - diluted  $ (.02)      $  .09
                                              ======       ======

4. In March 1998, the Company entered into an agreement with a vendor whereby the vendor will license specific software to the Company for purposes of marketing and distribution. Under the terms of the agreement, the Company is required to pay a nonrefundable non-recurring engineering and initial license fee ("NRE") of $480,000 during the second quarter of 1998 and $500,000 in royalties by September 30, 1998. As of March 31, 1998, the Company recorded the minimum commitment of $980,000. The NRE fee will be amortized over two years, beginning in the second quarter of 1998, and the royalty expense will be recognized based upon sales of the related product.

5. In April 1998, the Company entered into a nine-year lease commitment for 40,500 to 67,500 square feet, effective August 1, 1998 at an annual rental rate of approximately $2.2 million. The lease expires in October 2007. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the quarter ended March 31, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 and described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

     The principal effects of this restatement on previously reported results of operations for the quarter ended March 31, 1998 were an increase in total operating expenses from $6.2 million to $6.6 million for the impact of amortization of acquired intangible assets, a corresponding decrease in net income from $412,000 to a net loss of $127,000, and a decrease in net income per share from $0.05 to a net loss per share of $0.02.

RESULTS OF OPERATIONS

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                        Percentage of Revenue for the
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1998           1997
                                                         ----------       ------
                                                         (restated)
Revenue:
   Software                                                 76.1%          74.2%
   Services                                                 23.9           25.8
                                                           -----          -----
      Total revenue                                        100.0          100.0

Cost of revenue:
   Cost of software                                          7.8            3.7
   Cost of services                                         10.1           10.1
                                                           -----          -----
      Total cost of revenue                                 17.9           13.8

Gross margin                                                82.1           86.2

Operating expenses:
   Sales and marketing                                      52.0           47.7
   Research and development                                 20.1           20.2
   General and administrative                               11.6           14.4
   Amortization of goodwill                                  5.1              -
                                                           -----          -----
      Total operating expenses                              88.8           82.3

Income (loss) from operations                               (6.7)           3.9

Other income, net                                            5.4            9.9
                                                           -----          -----
Income (loss) before provision for income taxes             (1.3)          13.8
Provision for income taxes                                   0.4            0.9
                                                           -----          -----
Net income (loss)                                           (1.7)          12.9%
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

COST OF REVENUE

     Cost of Software. Cost of software increased 194% to $585,000 during the first quarter of 1998 from $199,000 in the first quarter of 1997. The increase over the comparable period in 1997 is due to the cost of upgrading the installed base with new versions of SilkTest and QA Partner and due to the amortization of intangible assets mainly related to the SQLBench acquisition and the internationalization of QA Partner.

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

     Amortization of Goodwill. Amortization of goodwill increased 100% to $376,000 during the first quarter of 1998 from $0 in the first quarter of 1997. Amortization of goodwill was 5% and 0% of total revenue in the first quarter of 1998 and 1997, respectively. The increase in amortization is attributable to the acquisition of SQLBench in the fourth quarter of 1997.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Various important factors, including but not limited to the following, may cause the Company's future results to differ materially from those set forth in the forward-looking statements: risks associated with the Company's limited operating history; the dependence upon license revenues from the Company's principal products; uncertainties regarding the development of the automated software testing marketplace; the dependence upon the growth of a viable commercial marketplace for the Internet's World Wide Web and Internet-related products; changes in technology and industry standards; the Company's ability to develop and introduce product enhancements and new products; risks related to the management of the Company's growth; risks related to the Company's ability to integrate acquisitions already completed as well as others that may occur; risks related to the development of the Company's sales and marketing strategy; risks related to Year 2000 compliance of the Company's internal systems; the Company's ability to attract, train and retain qualified personnel; the development of an international market and distribution channel for the Company's products; the Company's ability to develop strategic partnerships; the timing of the receipt of orders from major customers; increased competition, including competition from the recent consolidation in the automated software quality market; and general economic conditions. In addition, the Company has significantly changed the executive management team and the sales management team under the direction of a new Chief Executive Officer. In conjunction with these management changes, the Company has refocused its sales and marketing approach to focus on e-commerce applications. There can be no assurance that the Company will be able to effectively manage such change. Furthermore, a significant portion of the Company's revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for a quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events. For a more detailed discussion of those factors affecting future operating results, see the discussion contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, under the heading "Certain Factors Affecting Future Operating Results".

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
          27.1   Restated Financial Data Schedule
     (b)  Reports on Form 8-K:
          On January 14, 1998, the Company filed a Report under Item 5 on Form 8-K. On March 16, 1998, the Company filed an amendment to the Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2000


                              SEGUE SOFTWARE, INC.



                              /s/ STEPHEN B. BUTLER
                              ----------------------------
                              Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit
No.       Description
---       -----------

27.1      Restated Financial Data Schedule