Form 10-Q/A
period 1998-06-30
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       June 30,            December 31,
                                                                         1998                  1997
                                                                    ------------          ------------
                                                                     (restated)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 36,922              $ 22,975
   Short-term investments                                                     -                14,385
   Accounts receivable, net of allowances of $415 and $345                7,219                 4,308
   Other current assets                                                   1,729                   615
                                                                       --------              --------
      Total current assets                                               45,870                42,283

Property and equipment, net                                               1,884                 2,252
Completed technology, net                                                 2,470                 2,964
Goodwill, net                                                             6,775                 7,528
Other assets                                                                790                   496
                                                                       --------              --------
      Total assets                                                     $ 57,789              $ 55,523
                                                                       ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term subordinated notes payable                               $    883              $    883
   Accounts payable                                                         906                   860
   Accrued compensation and benefits                                      1,381                 1,127
   Accrued expenses                                                       1,185                 1,268
   Deferred revenue                                                       2,970                 2,477
   Accrued royalties                                                        347                   147
                                                                       --------              --------
      Total current liabilities                                           7,672                 6,762

Subordinated notes payable                                                3,532                 3,532

Stockholders' equity:
   Series A Preferred Stock, par value $.01 per share; noncumulative;
     4,000 shares authorized; no shares issued and outstanding                -                     -
   Common Stock, par value $.01 per share; 30,000 shares
      authorized; 8,142 and 7,630 shares issued and outstanding              81                    76
   Additional paid-in capital                                            50,318                48,987
   Unearned compensation                                                    (33)                 (105)
   Cumulative translation adjustment                                         (3)                    -
   Accumulated deficit                                                   (3,778)               (3,729)
                                                                       --------              --------

      Total stockholders' equity                                         46,585                45,229
                                                                       --------              --------

      Total liabilities and stockholders' equity                       $ 57,789              $ 55,523
                                                                       ========              ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            Three months ended          Six months ended
                                                 June 30,                   June 30,
                                         ------------------------  ---------------------------
                                             1998         1997         1998           1997
                                         ----------  ------------  -----------  --------------
                                          (restated)                (restated)
Revenue:
   Software                                  $6,018       $3,864       $11,697        $ 7,870
   Services                                   2,786        1,488         4,568          2,883
                                             ------       ------       -------        -------
      Total revenue                           8,804        5,352        16,265         10,753

Cost of revenue:
   Cost of software                             720          188         1,305            387
   Cost of services                           1,295          677         2,049          1,221
                                             ------       ------       -------        -------
      Total cost of revenue                   2,015          865         3,354          1,608

Gross margin                                  6,789        4,487        12,911          9,145

Operating expenses:
   Sales and marketing                        4,149        2,823         8,032          5,400
   Research and development                   1,663        1,288         3,166          2,377
   General and administrative                   905          783         1,767          1,563
   Amortization of goodwill                     377           -            753             -
                                             ------       ------       -------        -------
      Total operating expenses                7,094        4,894        13,718          9,340
                                             ------       ------       -------        -------
Income (loss) from operations                  (305)        (407)         (807)          (195)
Other income, net                               413          546           814          1,080
                                             ------       ------       -------        -------
Income before provision for
   income taxes                                 108          139             7            885
Provision for income taxes                       30            8            56             56
                                             ------       ------       -------        -------
Net income (loss)                            $   78       $  131       $   (49)        $  829
                                             ======       ======       =======        =======
Net income (loss) per common share - basic   $  .01       $  .02       $  (.01)        $  .11
Net income (loss) per common share - diluted $  .01       $  .02       $  (.01)        $  .10
Weighted average common shares
 outstanding - basic                          8,041        7,299         7,902          7,261
Weighted average common shares
 outstanding - diluted                        8,740        7,883         7,902          7,996

  The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                Six months ended
                                                                    June 30,
                                                        --------------------------------
                                                            1998                1997
                                                        -----------         ------------
                                                         (restated)
Cash flows from operating activities:
   Net income (loss)                                     $    (49)           $    829
   Adjustments to reconcile net income to (loss)
     net cash used in operating activities:
         Depreciation and amortization                      2,167                 459
         Noncash compensation charges                          19                  72
         Net changes in operating assets and
          liabilities:
            Accounts receivable                            (2,911)             (1,173)
            Other current assets                           (1,037)               (617)
            Accounts payable                                   46                 209
            Accrued expenses, compensation and                171                (121)
             benefits
            Accrued royalties                                   -                (100)
            Deferred revenue                                  493                 370
                                                          -------            --------
Net cash used in operating activities                      (1,101)                (72)
                                                          -------            --------
Cash flows from investing activities:
   Additions to property and equipment                       (236)             (1,004)
   Increase in other assets                                  (490)                 (1)
   Maturities of short-term investments                    16,200              33,000
   Purchases of short-term investments                     (1,815)            (32,067)
                                                          -------            --------
Net cash provided by (used in) investing activities        13,659                 (72)
                                                          -------            --------
Cash flows from financing activities:
   Proceeds from stock options and stock purchase
      plan                                                  1,389                 465
                                                          -------            --------
Net cash provided by financing activities                   1,389                 465
                                                          -------            --------
Net increase in cash and cash equivalents                  13,947                 321
Cash and cash equivalents, beginning of period             22,975               7,112
                                                          -------            --------
Cash and cash equivalents, end of period                  $36,922            $  7,433
                                                          =======            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION.

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

2.  RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for three- and six-month periods ended June 30, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

     Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquire completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of June 30, 1998 and for three- and six-month periods ended June 30, 1998 are set forth below (in thousands, except per share data):

                                                For the three months             For the six months
                                                ended June 30, 1998              ended June 30, 1998
                                                -----------------------          ----------------------
                                                    As                                As
                                                Previously        As              Previously      As
                                                 Reported      Restated            Reported    Restated
                                                -----------   ----------         -----------  ----------
Cost of software                                $     557     $    720            $     979    $  1,305
Total cost of revenue                               1,852        2,015                3,028       3,354
Gross margin                                        6,952        6,789               13,237      12,911
Amortization of goodwill                              -            377                  -           753
Total operating expenses                            6,717        7,094               12,965      13,718
Income (loss) from operations                         235         (305)                 272        (807)
Income (loss) before provision for income taxes       648          108                1,086           7
Net income (loss)                                     618           78                1,030         (49)
Net income (loss) per common share - basic           0.08         0.01                 0.13       (0.01)
Net income (loss) per common share - diluted         0.07         0.01                 0.12       (0.01)

                                                                As of June 30, 1998
                                                              -----------------------
                                                              As
                                                          Previously                   As
                                                           Reported                 Restated
                                                         -----------               ----------
          Completed technology, net                       $   -                    $    2,470
          Goodwill, net                                       -                         6,775
          Other assets                                        1,628                       790
          Total assets                                       49,382                    57,789
          Additional paid-in capital                         49,810                    50,318
          Accumulated deficit                               (11,677)                   (3,778)
          Total stockholders' equity                         38,178                    46,585
          Total liabilities and stockholders' equity         49,382                    57,789

3. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Three months ended          Six months ended
                                                         June 30,                  June 30,
                                                  ---------------------     ----------------------
                                                     1998         1997         1998          1997
                                                  ----------     ------     ----------      ------
                                                  (restated)                (restated)
Net income (loss)                                  $    78      $   131      $   (49)      $   829

Weighted average shares used in net
   income (loss) per share - basic                   8,041        7,299        7,902         7,261

Effect of dilutive securities:
   Employee and director stock
   options                                            699          584           -            735
                                                   ------       ------       ------        ------

Weighted average shares used in net                 8,740        7,883        7,902         7,996
   income (loss) per share - diluted               ======       ======       ======        ======

Net income (loss) per common share - basic         $  .01       $  .02       $ (.01)       $  .11
Net income (loss) per common share - diluted       $  .01       $  .02       $ (.01)       $  .10

     Options to purchase 174,000 and 664,000 shares of common stock outstanding at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three month periods ended June 30, 1998 and 1997, respectively. Options to purchase 629,000 shares of common stock outstanding at June 30, 1997 were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the six-month period ended June 30, 1997. Options to purchase 1,784,000 shares of common stock outstanding at June 30, 1998 were excluded from the calculation of diluted earnings per share for the six-month period ended June 30, 1998 because their inclusion would be anti-dilutive.

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

7. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income (loss), net of taxes, for the three and six months ended June 30, 1998, was $70,000 and $(46,000), respectively, which consists of net income (loss) and the net changes in foreign currency translation adjustment. For the three and six months ended June 30, 1997, comprehensive income equaled net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the three- and six-month periods ended June 30, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

     The principal effects of this restatement on previously reported results of operations for the three-month period ended June 30, 1998 were an increase in total operating expenses from $6.7 million to $7.1 million for the impact of amortization of acquired intangible assets, a corresponding decrease in net income from $618,000 to $78,000, and a decrease in net income per share from $0.07 to $0.01. The principal effects of this restatement on previously reported results of operations for the six-month period ended June 30, 1998 were an increase in total operating expenses from $13.0 million to $13.7 million for the impact of amortization of acquired intangible assets, a corresponding decrease in net income from $1.0 million to a net loss of $49,000, and a decrease in net income per share from $0.12 to a net loss per share of $0.01.

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

COST OF REVENUE

     Cost of Software. Cost of software increased 283% to $720,000 during the second quarter of 1998 from $188,000 in the second quarter of 1997. For the six month period ended June 30, 1998, cost of software increased 237% to $1.3 million from $387,000 for the six month period ended June 30, 1997. As a percent of software revenue, costs in the current quarter increased to 12% from 5% in the corresponding prior year period. For the six month period ended June 30, 1998, cost of software as a percent of software revenue increased to 11% from 5% in the corresponding prior year period. These increases are due to the amortization of intangible assets primarily related to the SQLBench acquisition, the internationalization of QA Partner, and the NRE fee noted below. These increases are also attributable to the cost of upgrading the installed base with new versions of various products as well as royalties payable to third parties.

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

     Amortization of Goodwill. Amortization of goodwill increased 100% to $377,000 during the second quarter of 1998 from $0 in the second quarter of 1997. For the six months ended June 30, 1998, amortization of goodwill increased 100% to $753,000 from $0 for the first six months of 1997. Amortization of goodwill was 4.3% and 0% of total revenue during the second quarter of 1998 and 1997, respectively, and 4.6% and 0% of total revenue during the six-month periods ended June 30, 1998 and 1997, respectively. The absolute dollar increases in amortization are attributable to the acquisition of SQLBench in the fourth quarter of 1997.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            10.14 Sublease Agreement dated March 31, 1998 by and between Media One of Delaware, Inc. and Segue Software, Inc.
            27.1   Restated Financial Data Schedule

     (b)    Reports on Form 8-K:
            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2000


                              SEGUE SOFTWARE, INC.



                              /s/ STEPHEN B. BUTLER
                              ---------------------
                              Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit

No.       Description
---       -----------



27.1      Restated Financial Data Schedule