Form 10-Q/A
period 1998-09-30
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO
                                  FORM 10-Q/A


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

                             SEGUE SOFTWARE, INC.

                              AMENDMENT NO. 1 TO
                                  FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                     INDEX


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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                 (RESTATED)
ASSETS
Current assets:
 Cash and cash equivalents                                                       $ 37,679            $ 22,975
 Short-term investments                                                                 -              14,385
 Accounts receivable, net of allowances of $230 and $345                            8,218               4,308
 Other current assets                                                               1,590                 615
                                                                                 --------            --------
   Total current assets                                                            47,487              42,283

Property and equipment, net                                                         2,906               2,252
Completed technology, net                                                           2,223               2,964
Goodwill, net                                                                       6,399               7,528
Other assets                                                                          735                 496
                                                                                 --------            --------
   Total assets                                                                  $ 59,750            $ 55,523
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term subordinated notes payable                                           $    883            $    883
 Accounts payable                                                                   1,078                 860
 Accrued compensation and benefits                                                  1,302               1,127
 Accrued royalties                                                                    347                 147
 Accrued expenses                                                                   1,541               1,268
 Deferred revenue                                                                   3,084               2,477
                                                                                 --------            --------
   Total current liabilities                                                        8,235               6,762

Subordinated notes payable                                                          3,532               3,532

Stockholders' equity:
 Series A preferred stock, par value $.01 per share;  5,000 shares
  authorized; no shares issued and outstanding                                          -                   -
 Common stock, par value $.01 per share; 30,000 shares authorized; 8,322
  and 7,630 shares issued and outstanding                                              83                  76
 Additional paid-in capital                                                        51,698              48,987
 Unearned compensation                                                                (26)               (105)
 Cumulative translation adjustment                                                    (41)                  -
 Accumulated deficit                                                               (3,731)             (3,729)
                                                                                 --------            --------
   Total stockholders' equity                                                      47,983              45,229
                                                                                 --------            --------
   Total liabilities and stockholders' equity                                    $ 59,750            $ 55,523
                                                                                 ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three months ended                      Nine months ended
                                                           ------------------                      -----------------
                                                             September 30,                           September 30,
                                                             -------------                           -------------
                                                        1998                1997                1998                1997
                                                        ----                ----                ----                ----
                                                     (restated)                              (restated)
Revenue:
 Software                                             $ 6,149            $ 3,436                $17,846             $11,306
 Services                                               3,704              1,601                  8,272               4,484
                                                      -------            -------                -------             -------
   Total revenue                                        9,853              5,037                 26,118              15,790

Cost of revenue:
 Cost of software                                         691                392                  1,996                 779
 Cost of services                                       1,905                705                  3,954               1,926
                                                       ------            -------                -------             -------
   Total cost of revenue                                2,596              1,097                  5,950               2,705

Gross margin                                            7,257              3,940                 20,168              13,085

Operating expenses:
 Sales and marketing                                    4,739              3,006                 12,771               8,406
 Research and development                               1,496              1,288                  4,662               3,665
 General and administrative                               953                781                  2,720               2,344
 Amoritzation of goodwill                                 376                  -                  1,129                   -
                                                       ------            -------                -------             -------
   Total operating expenses                             7,564              5,075                 21,282              14,415
                                                       ------            -------                -------             -------

Income (loss) from operations                            (307)            (1,135)                (1,114)             (1,330)
Other income, net                                         411                550                  1,225               1,630
                                                       ------            -------                -------             -------

Income (loss) before provision for income taxes           104               (585)                   111                 300
Provision for income taxes                                 57                  -                    113                  56
                                                       ------            -------                -------             -------

Net income (loss)                                      $   47            $  (585)               $    (2)            $   244
                                                       ======            =======                =======             =======

Net income (loss) per common share -basic              $  .01            $  (.08)               $  (.00)            $   .03
Net income (loss) per common share - diluted           $  .01            $  (.08)               $  (.00)            $   .03
Weighted average common shares outstanding -  basic     8,234              7,374                  8,017               7,299
Weighted average common shares outstanding -  diluted   8,965              7,374                  8,017               7,908

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Nine months ended
                                                                                 September 30,
                                                                            ------------------------
                                                                            1998                1997
                                                                            ----                ----
                                                                         (restated)
Cash flows from operating activities:
 Net income (loss)                                                         $    (2)          $   244
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                             3,333               759
   Loss on disposal of property and equipment                                    7                 4
   Noncash compensation charges                                                 25               108
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (3,910)             (430)
     Other current assets                                                     (939)             (248)
     Accounts payable                                                          218              (180)
     Accrued expenses, royalties, compensation and benefits                    448              (317)
     Deferred revenue                                                          607               295
                                                                           -------          --------
Net cash provided by (used in) operating activities                           (213)              235
                                                                           -------          --------

Cash flows from investing activities:
 Additions to property and equipment                                        (1,677)           (1,067)
 Additions to other assets                                                    (564)             (279)
 Maturities of short-term investments                                       16,200            47,500
 Purchases of short-term investments                                        (1,815)          (37,313)
                                                                           -------          --------
Net cash provided by investing activities                                   12,144             8,841
                                                                           -------          --------

Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan             2,773               663
                                                                           -------          --------
Net cash provided by financing activities                                    2,773               663
                                                                           -------          --------

Net increase in cash and cash equivalents                                   14,704             9,739
Cash and cash equivalents, beginning of period                              22,975             7,112
                                                                           -------          --------

Cash and cash equivalents, end of period                                   $37,679          $ 16,851
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

2.  RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    The accompanying consolidated financial statements as of and three- and nine-month periods ended September 30, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

    Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of September 30, 1998 and for three- and nine-month periods ended September 30, 1998 are set forth below (in thousands, except per share data):

                                                   For the three months          For the nine months
                                                 ended September 30, 1998      ended September 30, 1998
                                                --------------------------    ---------------------------
                                                     As                            As
                                                 Previously        As          Previously        As
                                                  Reported      Restated        Reported      Restated
                                                ------------  ------------    ------------  -------------
Cost of software                                 $      528    $      691      $    1,507    $     1,996
Total cost of revenue                                 2,433         2,596           5,461          5,950
Gross margin                                          7,420         7,257          20,657         20,168
Amortization of goodwill                                -             376             -            1,129
Total operating expenses                              7,188         7,564          20,153         21,282
Income (loss) from operations                           232          (307)            504         (1,114)
Income (loss) before provision for income taxes         643           104           1,729            111
Net income (loss)                                       586            47           1,616             (2)
Net income (loss) per common share - basic             0.07          0.01            0.20          (0.00)
Net income (loss) per common share - diluted           0.07          0.01            0.18          (0.00)

                                                                                As of September 30, 1998
                                                                              ---------------------------
                                                                                   As
                                                                               Previously        As
                                                                                Reported      Restated
                                                                              ------------  -------------
Completed technology, net                                                      $      -      $     2,223
Goodwill, net                                                                         -            6,399
Other assets                                                                        1,489            735
Total assets                                                                       51,882         59,750
Additional paid-in capital                                                         51,190         51,698
Accumulated deficit                                                               (11,091)        (3,731)
Total stockholders' equity                                                         40,115         47,983
Total liabilities and stockholders' equity                                         51,882         59,750

3.  RESTATEMENT RELATED TO REVENUE RECOGNITION

     On April 12, 1999, the Company announced that it would reverse certain revenue transactions relating to the third quarter of 1998 based on management's identification of sales practices that did not comply with the Company's policies. As a result, the Company has restated its financial statements for the third quarter of 1998. The restatement was required to appropriately record product sales that included rights of return or exchange. The principal effects of this restatement, made prior to the restatement for acquired in-process research and development described in Note 2, on operating results for the quarter were a reduction of software revenue of $363,000 from $6,512,000 to $6,149,000; a reduction of sales and marketing expenses of $57,000 from $4,796,000 to $4,739,000; a reduction of net income of $311,000 from $897,000 to
$586,000 and a reduction in net income per diluted share of $0.03 from $0.10 to $0.07.

     The consolidated financial statements and related notes to consolidated financial statements set forth in this Amendment No. 1 to Form 10-Q/A reflect the restatement.

3.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                      Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                     1998            1997           1998           1997
                                                     ----            ----           ----           ----
                                                  (restated)                     (restated)
Net income (loss)                                 $    47         $  (585)       $    (2)         $  244

Weighted average shares used in net income
 (loss) per share - basic                                8,234          7,374           8,017          7,299


Effect of dilutive securities:  Employee and
 director stock options                                    731              -               -            609
                                                        ------         ------          ------         ------

Weighted average shares used in net income               8,965          7,374           8,017          7,908
 (loss) per share - diluted                             ======         ======          ======         ======

Net income (loss) per common share-basic                $  .01         $ (.08)         $ (.00)         $  .03
Net income (loss) per common share-diluted              $  .01         $ (.08)         $ (.00)         $  .03

     Options to purchase approximately 82,000 shares of common stock outstanding at September 30, 1998 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock for the three months ended September 30, 1998. Options to purchase approximately 695,000 shares of common stock outstanding at September 30, 1997 were excluded from the calculation of diluted loss per share as the effect of their inclusion would have been anti-dilutive for the three months ended September 30, 1997. Options to purchase 633,000 shares of common stock outstanding at September 30, 1997 were excluded from the calculation of diluted net income per share because the exercise prices of those options exceeded the average market price of common stock for the nine months ended September 30, 1997. Options to purchase 1,834,000 shares of common stock outstanding at September 30, 1998 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 1998 because their inclusion would be anti-dilutive.

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

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to reduce the complexity of its product portfolio and focus on its own product line, the Company wrote off the remaining balances of the NRE and prepaid royalties as cost of software as of December 31, 1998.

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 1998, was $9,000 and $(43,000), respectively, which consists of net income (loss) and the net changes in foreign currency translation adjustment. For the three and nine months ended September 30, 1997, comprehensive income (loss) equaled net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1998 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

    The principal effects of this restatement on previously reported results of operations for the three-month period ended September 30, 1998 were an increase in total operating expenses from $7.2 million to $7.6 million for the impact of amortization of acquired intangible assets, a corresponding decrease in net income from $586,000 to $47,000, and a decrease in net income per share from $0.07 to $0.01. The principal effects of this restatement on previously reported results of operations for the nine-month period ended September 30, 1998 were an increase in total operating expenses from $20.2 million to $21.3 million for the impact of amortization of acquired intangible assets, a corresponding decrease in net income from $1.6 million to a net loss of $2,000, and a decrease in net income per share from $0.18 to net loss per share of $0.00.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                               Percentage of Revenue for            Percentage of Revenue for
                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                            --------------------------------     -------------------------------
                                                1998                1997             1998                1997
                                                ----                ----             ----                ----
                                             (restated)                            (restated)
Revenue:
 Software                                        62.4%               68.2%            68.3%               71.6%
 Services                                        37.6                31.8             31.7                28.4
                                                -----              ------            -----               -----
   Total revenue                                100.0               100.0            100.0               100.0

Cost of revenue:
 Cost of software                                 7.0                 7.8              7.7                 4.9
 Cost of services                                19.3                14.0             15.1                12.2
                                                -----              ------            -----               -----
   Total cost of revenue                         26.3                21.8             22.8                17.1

Gross margin                                     73.7                78.2             77.2                82.9

Operating expenses:
 Sales and marketing                             48.1                59.7             48.9                53.2
 Research and development                        15.2                25.5             17.9                23.2
 General and administrative                       9.7                15.5             10.4                14.9
 Amortization of goodwill                         3.8                   -              4.3                   -
                                                -----               -----            -----               -----
   Total operating expenses                      76.8               100.7             81.5                91.3

Income (loss) from operations                    (3.1)              (22.5)            (4.3)               (8.4)
Other income, net                                 4.2                10.9              4.7                10.3
                                                 ----              ------            -----               -----
Income (loss) before provision for
 income taxes                                     1.1               (11.6)             0.4                 1.9
Provision for income taxes                        0.6                   -              0.4                 0.4
                                                -----              ------            -----               -----
Net income (loss)                                 0.5%             (11.6)%             0.0%                1.5%
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

COST OF REVENUE

     Cost of Software. Cost of software increased 76% to $691,000 during the third quarter of 1998 from $392,000 in the third quarter of 1997. For the nine months ended September 30, 1998, cost of software increased 156% to $2.0 million from $779,000 for the nine months ended September 30, 1997. As a percent of software revenue, costs of software of 11% in the current quarter were the same as the percentage in the corresponding prior year period. For the nine months ended September 30, 1998, cost of software as a percent of software revenue increased to 11% from 7% in the corresponding prior year period. The absolute dollar increases are mainly due to the amortization of intangible assets primarily related to the SQLBench acquisition and the NRE fee noted below, and the cost of upgrading the installed base with new versions of various products, partially offset by a decrease in royalties payable to third parties.

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

     Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to reduce the complexity of its product portfolio and focus on its own product line, the Company wrote off the remaining balances of the NRE and prepaid royalties as cost of software as of December 31, 1998.

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

     Amortization of Goodwill. Amortization of goodwill increased 100% to $376,000 during the third quarter of 1998 from $0 in the third quarter of 1997. For the nine months ended September 30, 1998, amortization of goodwill increased 100% to $1.1 million from $0 for the nine months ended September 30, 1997. The absolute dollar increase in amortization is attributable to the acquisition of SQLBench in the fourth quarter of 1997.

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

Date: March 27, 2000


                                       SEGUE SOFTWARE, INC.



                                       /s/ STEPHEN B. BUTLER
                                       ---------------------
                                        Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit
No.            Description
--------------------------

27.1  Restated Financial Data Schedule