Form 10-Q/A
period 1999-03-31
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

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

                             SEGUE SOFTWARE, INC.

                                   FORM 10-Q/A
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                     INDEX

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                March 31,         December 31,
                                                  1999                1998
                                                  ----                ----
                                               (restated)
ASSETS
Current assets:
 Cash and cash equivalents                      $ 28,425            $ 16,096
 Short-term investments                                -              17,335
 Accounts receivable, net of allowances
  of $735 and $608                                 7,704               8,823
 Other current assets                              1,339               1,505
                                                --------            --------
   Total current assets                           37,468              43,759

Property and equipment, net                        4,182               3,560
Completed technology, net                          1,729               1,976
Goodwill, net                                      5,646               6,022
Other assets                                         882                 962
                                                --------            --------
   Total assets                                 $ 49,907            $ 56,279
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable--current portion                 $  2,680            $  2,983
 Accounts payable                                  2,289               2,464
 Accrued compensation and benefits                 1,181               1,389
 Accrued royalties                                   207                 377
 Accrued expenses                                  1,896               1,346
 Deferred revenue                                  4,655               4,296
                                                --------            --------
   Total current liabilities                      12,908              12,855

Notes payable                                        883                 883

Stockholders' equity:
 Preferred stock, par value $.01 per share;
  5,000 shares authorized; no shares issued
  and outstanding                                      -                   -
 Common stock, par value $.01 per share;
  30,000 shares authorized; 8,994 and 8,912
  shares issued and outstanding                       90                  89
 Additional paid-in capital                       54,266              53,698
 Unearned compensation                                (3)                (20)
 Cumulative translation adjustment                   (58)                  -
 Accumulated deficit                             (18,179)            (11,226)
                                                --------            --------

   Total stockholders' equity                     36,116              42,541
                                                --------            --------

   Total liabilities and stockholders' equity   $ 49,907            $ 56,279
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

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 Three months ended
                                                 ------------------
                                                     March 31,
                                                     ---------
                                              1999                1998
                                              ----                ----
                                           (restated)
Revenue:
 Software                                  $ 4,986              $6,309
 Services                                    3,985               2,281
                                           -------              ------
   Total revenue                             8,971               8,590

Cost of revenue:
 Cost of software                              667                 840
 Cost of services                            2,295                 754
                                           -------              ------
   Total cost of revenue                     2,962               1,594

Gross margin                                 6,009               6,996

Operating expenses:
 Sales and marketing                         7,272               4,526
 Research and development                    2,837               2,166
 General and administrative                  1,698               1,074
 Amortization of goodwill                      376                 376
 Non-recurring charges                       1,023                   -
                                           -------              ------
   Total operating expenses                 13,206               8,142
                                           -------              ------
Loss from operations                        (7,197)             (1,146)
Other income, net                              274                 399
                                           -------              ------
Loss before provision for income taxes      (6,923)               (747)
Provision for income taxes                      30                  26
                                           -------              ------
Net loss                                   $(6,953)             $ (773)
                                           =======              ======
Net loss per common share--
 basic and diluted                         $ (0.78)             $(0.09)

Weighted average common shares
 outstanding--basic and diluted              8,949               8,267

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                            1999          1998
                                                            ----          ----
                                                         (restated)
Cash flows from operating activities:
 Net loss                                                $(6,953)      $  (773)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                           1,101         1,021
   Noncash compensation charges                                4            13
   Changes in operating assets and liabilities:
     Accounts receivable                                   1,093        (2,402)
     Other current assets                                    162           (22)
     Other assets                                             64           (41)
     Accounts payable                                       (172)          (26)
     Accrued expenses, royalties, compensation
      and benefits                                           187           (53)
     Deferred revenue                                        368           250
                                                         -------       -------
Net cash used in operating activities                     (4,146)       (2,033)
                                                         -------       -------
Cash flows from investing activities:
 Additions to property and equipment                      (1,094)         (192)
 Maturity of short-term investments                       17,335        11,385
 Purchases of short-term investments                           -        (1,474)
                                                         -------       -------
Net cash provided by investing activities                 16,241         9,719
                                                         -------       -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and
  stock purchase plan                                        582           877
 Proceeds from common stock issuance                           -           995
 Return of capital to shareholders                             -            (6)
 Proceeds from notes payable issuance                          -            79
 Payments of notes payable                                  (303)          (37)
                                                         -------       -------
Net cash provided by financing activities                    279         1,908
                                                         -------       -------
Effect of exchange rate changes on cash and
 cash equivalents                                            (45)            -
                                                         -------       -------
Net increase in cash and cash equivalents                 12,329         9,594
Cash and cash equivalents, beginning of period            16,096        23,393
                                                         -------       -------
Cash and cash equivalents, end of period                 $28,425       $32,987
                                                         =======       =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in its 1998 Annual Report on Form 10-K/A.

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


2.   RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the quarter ended March 31, 1999 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

     Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of and for quarter ended March 31, 1999 are set forth below (in thousands, except per share data). The restatement does not affect previously reported net cash flows for any period.


                                                        For the three months
                                                        ended March 31, 1999
                                                      ------------------------
                                                          As
                                                      Previously         As
                                                       Reported       Restated
                                                      ----------      --------
Cost of software                                      $    504         $   667
Total cost of revenue                                    2,799           2,962
Gross margin                                             6,172           6,009
Amortization of goodwill                                   --              376
Total operating expenses                                12,830          13,206
Loss from operations                                    (6,658)         (7,197)
Loss before provision for income taxes                  (6,384)         (6,923)
Net loss                                                (6,414)         (6,953)
Net loss per common share--basic and diluted             (0.72)          (0.78)

                                                        As of March 31, 1999
                                                      ------------------------
                                                          As
                                                      Previously         As
                                                       Reported       Restated
                                                      ----------      --------
Completed technology, net                             $    --          $ 1,729
Goodwill, net                                              --            5,646
Other assets                                             1,468             882
Total assets                                            43,118          49,907
Additional paid-in capital                              53,758          54,266
Accumulated deficit                                    (24,460)        (18,179)
Total stockholders' equity                              29,327          36,116
Total liabilities and stockholders' equity              43,118          49,907


3.   NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):


                                                           Three months ended
                                                                 March 31,
                                                                 ---------
                                                         1999            1998
                                                       -------          ------
                                                     (restated)
Net loss                                               $(6,953)         $ (773)

Weighted average shares used in
 net loss per share--basic and diluted                   8,949           8,267

Net loss per common share--basic and diluted           $ (0.78)         $(0.09)

Options and warrants to purchase 2,415,553 and 2,126,445 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, because their inclusion would be anti-dilutive.

4.   NON-RECURRING CHARGE

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

5.   COMMITMENTS

     In March 1999, the Company committed to spend approximately $700,000 with a consulting firm for consulting and implementation work related to a management information system that will be implemented during 1999.

6.   PROVISION FOR INCOME TAXES

     The Company recorded provisions for foreign and state income taxes of $30,000 for the first quarter of 1999 and $26,000 for the first quarter of 1998. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

7.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss, net of taxes, for the three months ended
March 31, 1999 and 1998, was $7,011,000 and $768,000, respectively, which consists of the net loss and the net changes in foreign currency translation adjustment. This calculation is in accordance with the requirements of Statement of Accounting Standard No. 130, "Reporting Comprehensive Income", and had no impact on the Company's net loss or stockholders' equity.

8.  SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the quarter ended March 31, 1999 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

     The principal effects of this restatement on previously reported results of operations for the quarter ended March 31, 1999 were an increase in total operating expenses from $12.8 million to $13.2 million for the impact of amortization of acquired intangible assets, a corresponding increase in net loss from $6.4 million to $7.0 million, and an increase in net loss per share from $0.72 to $0.78.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                        Percentage of Revenue for
                                       Three Months Ended March 31,
                                       ---------------------------
                                            1999             1998
                                          -------           ------
                                         (restated)
Revenue:
 Software                                    55.6%            73.4%
 Services                                    44.4             26.6
                                          -------           ------
   Total revenue                            100.0            100.0

Cost of revenue:
 Cost of software                             7.4              9.8
 Cost of services                            25.6              8.8
                                          -------           ------
   Total cost of revenue                     33.0             18.6

Gross margin                                 67.0             81.4

Operating expenses:
 Sales and marketing                         81.1             52.7
 Research and development                    31.6             25.2
 General and administrative                  18.9             12.5
 Amortization of goodwill                     4.2              4.4
 Non-recurring charges                       11.4                -
                                          -------           ------
   Total operating expenses                 147.2             94.8

Loss from operations                        (80.2)           (13.4)
Other income, net                             3.0              4.7
                                          -------           ------

Loss before provision for income
 taxes                                      (77.2)            (8.7)

Provision for income taxes                    0.3              0.3
                                          -------           ------
Net loss                                    (77.5)%           (9.0)%
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

COST OF REVENUE

     Cost of Software. Cost of software decreased 21% to $667,000 during the first quarter of 1999 from $840,000 in the first quarter of 1998. As a percentage of software revenue, cost of software in the current quarter increased to 13.4% from 13.3% in the corresponding prior year period. The absolute dollar decreases are mainly due to a decrease in product sales and in royalties payable to third parties.

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

     Amortization of Goodwill. Amortization of goodwill was $376,000 in each of the first quarters of 1999 and 1998.

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

     The Company recognized a non-recurring pre-tax charge of approximately
$1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. The Company has utilized available cash, cash equivalents and investments to pay approximately $81,000 of this amount as of March 31, 1999 and currently expects to pay approximately $682,000 during the remainder of 1999 and $250,000 during 2000.

     The Company announced on May 13, 1999 that it expects to complete another restructuring plan related to its product operations and the delay of the Eventus product introduction. Associated with this restructuring plan, the Company currently expects to incur a non-recurring pre-tax charge of between $400,000 and $650,000 related primarily to severance and other employee-related costs. Because the restructuring plan is not sufficiently complete, the Company cannot yet estimate the extent of the benefits it will realize as a result of the restructuring plan.

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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Statements made or incorporated in this Form 10-Q/A include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Form 10-Q/A including, without limitation, those discussed below.

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

     The Company may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $18.2 million as of March 31, 1999. Segue had net income of $144,000 in 1996, a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges, a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions, and a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties, and a net loss of $7.0 million for the first quarter of 1999, which includes a restructuring charge of $1.0 million. The Company also expects to incur an additional non-recurring pre-tax charge in the range of $400,000 to $650,000 during the second quarter of 1999 in connection with a restructuring of the Company's product operations. While the Company has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of the Company's Common Stock.

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

Date: March 27, 2000


                                        SEGUE SOFTWARE, INC.



                                        /s/ STEPHEN B. BUTLER
                                            ---------------------
                                            Chief Executive Officer


                                        /s/ DOUGLAS ZACCARO
                                            --------------------
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
No.       Description
-------   -----------

27.1      Restated Financial Data Schedule