Form 10-Q/A
period 1999-06-30
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

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

                                   FORM 10-Q/A

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                              ----------         ------------
                                                                              (restated)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 15,916            $ 16,096
 Short-term investments                                                           5,871              17,335
 Accounts receivable, net of allowances of $735 and $608 at June 30, 1999
  and December 31, 1998, respectively                                            10,673               8,823
 Other current assets                                                             1,595               1,505
                                                                               --------            --------
   Total current assets                                                          34,055              43,759

Property and equipment, net                                                       5,355               3,560
Completed technology, net                                                         1,482               1,976
Goodwill, net                                                                     5,269               6,022
Other assets                                                                        548                 962
                                                                               --------            --------
   Total assets                                                                $ 46,709            $ 56,279
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable - current portion                                               $  2,649            $  2,983
 Accounts payable                                                                 1,185               2,464
 Accrued compensation and benefits                                                2,442               1,389
 Accrued royalties                                                                  207                 377
 Accrued expenses                                                                 3,276               1,346
 Deferred revenue                                                                 5,373               4,296
                                                                               --------            --------
   Total current liabilities                                                     15,132              12,855

Notes payable                                                                       883                 883

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, par value $.01 per share; 5,000 shares authorized; no
  shares issued and outstanding                                                       -                   -
 Common stock, par value $.01 per share; 30,000 shares authorized; 9,007 shares and 8,912 shares issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                                                    90                  89
 Additional paid-in capital                                                      54,406              53,698
 Accumulated deficit                                                            (23,799)            (11,226)
 Unearned compensation                                                               (2)                (20)
 Cumulative translation adjustment                                                   (1)                  -
                                                                               --------            --------
   Total stockholders' equity                                                    30,694              42,541
                                                                               --------            --------
   Total liabilities and stockholders' equity                                  $ 46,709            $ 56,279
                                                                               ========            ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     Three months ended      Six months ended
                                                     ------------------      ----------------
                                                          June 30,               June 30,
                                                          -------                -------
                                                      1999       1998        1999        1998
                                                    -------     ------      ------      -------
                                                  (restated)              (restated)
Revenue:
 Software                                           $ 7,427     $6,633    $ 12,413      $12,942
 Services                                             4,284      3,089       8,269        5,370
                                                    -------     ------    --------      -------
   Total revenue                                     11,711      9,722      20,682       18,312

Cost of revenue:
 Cost of software                                       848        896       1,515        1,736
 Cost of services                                     2,456      1,296       4,751        2,050
                                                    -------     ------    --------      -------
   Total cost of revenue                              3,304      2,192       6,266        3,786

Gross margin                                          8,407      7,530      14,416       14,526

Operating expenses:
 Sales and marketing                                  7,724      4,731      14,996        9,257
 Research and development                             2,623      2,219       5,460        4,385
 General and administrative                           2,057      1,151       3,755        2,225
 Amortization of goodwill                               377        377         753          753
 Non-recurring and other charges                      1,476          -       2,499            -
                                                    -------     ------    --------      -------
   Total operating expenses                          14,257      8,478      27,463       16,620
                                                    -------     ------    --------      -------

Loss from operations                                 (5,850)      (948)    (13,047)      (2,094)
Other income, net                                       273        397         547          796
                                                    -------     ------    --------      -------
Loss before provision for income taxes               (5,577)      (551)    (12,500)      (1,298)
Provision for income taxes                               43         30          73           56
                                                    -------     ------    --------      -------

Net loss                                            $(5,620)    $ (581)   $(12,573)     $(1,354)
                                                    =======     ======    ========      =======

Net loss per common share-basic and diluted         $ (0.62)    $(0.07)   $  (1.40)     $ (0.16)

Weighted average common shares outstanding-
 basic and diluted                                    9,001      8,570       8,975        8,419



   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six months ended
                                                                                  June 30,
                                                                                  --------
                                                                           1999                1998
                                                                         --------             -------
                                                                        (restated)
Cash flows from operating activities:
 Net loss                                                                $(12,573)            $(1,354)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            2,230               2,231
   Noncash compensation charges                                               123                  19
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (1,895)             (2,221)
     Other current assets                                                     (95)             (1,052)
     Other assets                                                             414                   -
     Accounts payable                                                      (1,271)               (138)
     Accrued expenses, royalties, compensation and benefits                 2,826                 (67)
     Deferred revenue                                                       1,088                 288
                                                                         --------             -------
Net cash used in operating activities                                      (9,153)             (2,294)
                                                                         --------             -------

Cash flows from investing activities:
 Additions to property and equipment                                       (2,779)               (317)
 Increase in other assets                                                       -                (512)
 Maturity of short-term investments                                        17,335              16,200
 Purchases of short-term investments                                       (5,871)             (1,815)
                                                                         --------             -------
Net cash provided by investing activities                                   8,685              13,556
                                                                         --------             -------

Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan              604               1,389
   Proceeds from common stock issuance                                          -                 995
   Return of capital to shareholders                                            -                  (8)
   Proceeds from notes payable issuance                                         -                 113
   Payments of notes payable                                                 (334)                (50)
                                                                         --------             -------
Net cash provided by financing activities                                     270               2,439
                                                                         --------             -------
Effect of exchange rate changes on cash and cash equivalents                   18                   -
                                                                         --------             -------
Net increase (decrease) in cash and cash equivalents                         (180)             13,701
                                                                         --------             -------
Cash and cash equivalents, beginning of period                             16,096              23,393
                                                                         --------             -------
Cash and cash equivalents, end of period                                 $ 15,916             $37,094
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


2.  RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    The accompanying consolidated financial statements as of and for three- and six-month periods ended June 30, 1999 have been restated to reflect a change in the origional accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

    Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of June 30, 1999 and for three- and six-month periods ended June 30, 1999 are set forth below (in thousands, except per share data). The restatement does not affect previously reported net cash flows for any period.



                                    For the three months                   For the six months
                                    ended June 30, 1999                    ended June 30, 1999
                                 ------------------------------    -------------------------------
                                     As                                 As
                                 Previously         As               Previously             As
                                  Reported       Restated             Reported           Restated
                                 -----------  -----------------     --------------   --------------
Cost of software                 $    685        $   848            $  1,189             $  1,515
Total cost of revenue               3,141          3,304               5,940                6,266
Gross margin                        8,570          8,407              14,742               14,416
Amortization of goodwill               -             377                 -                    753
Total operating expenses           13,880         14,257              26,710               27,463
Loss from operations               (5,310)        (5,850)            (11,968)             (13,047)
Loss before provision for
 income taxes                      (5,037)        (5,577)            (11,421)             (12,500)
Net loss                           (5,080)        (5,620)            (11,494)             (12,573)
Net loss per common share -
 basic and diluted                  (0.56)         (0.62)              (1.28)               (1.40)

                                      As of June 30, 1999
                                  ----------------------------
                                      As
                                  Previously         As
                                   Reported       Reported
                                  ------------  --------------
Completed technology, net          $    -        $  1,482
Goodwill, net                           -           5,269
Other assets                         1,050            548
Total assets                        40,460         46,709
Additional paid-in capital          53,898         54,406
Accumulated deficit                (29,540)       (23,799)
Total stockholders' equity          24,445         30,694
Total liabilities and
 stockholders' equity               40,460         46,709


3.  NET LOSS PER COMMON SHARE

     Options and warrants to purchase approximately 2,643,000 and 1,866,000 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 1999 and 1998, respectively, because their inclusion would be anti-dilutive.



4.  NON-RECURRING AND OTHER  CHARGES

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


5.  COMMITMENTS AND CONTINGENCIES


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


7.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the three and six months ended June 30, 1999 was $5,563,000 and $12,574,000, respectively, and for the three and six months ended June 30, 1998 was $589,000 and $1,357,000, respectively. Total comprehensive loss consists of net loss and the net changes in foreign currency translation adjustment. This calculation is in accordance with the requirements of Statement of Accounting Standard No. 130, "Reporting Comprehensive Income", and had no impact on the Company's net loss or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the three- and six-month periods ended June 30, 1999 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

     The principal effects of this restatement on previously reported results of operations for the three-month period ended June 30, 1999 were an increase in total operating expenses from $13.9 million to $14.3 million for the impact of amortization of acquired intangible assets, a corresponding increase in net loss from $5.1 million to $5.6 million, and an increase in net loss per share from $0.56 to $0.62. The principal effects of this restatement on previously reported results of operations for the six-month period ended June 30, 1999 were an increase in total operating expenses from $26.7 million to $27.5 million for the impact of amortization of acquired intangible assets, a corresponding increase in net loss from $11.5 million to $12.6 million, and an increase in net loss per share from $1.28 to $1.40.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                           Percentage of Revenue for             Percentage of Revenue for
                                          Three Months Ended June 30,            Six Months Ended June 30,
                                          -------------------------              ------------------------
                                            1999              1998                1999             1998
                                           ------            -----               ------            -----
                                         (restated)                             (restated)
Revenue:
 Software                                    63.4%            68.2%                60.0%            70.7%
 Services                                    36.6             31.8                 40.0             29.3
                                           ------            -----               ------            -----
   Total revenue                            100.0            100.0                100.0            100.0

Cost of revenue:
 Cost of software                             7.2              9.2                  7.3              9.5
 Cost of services                            21.0             13.3                 23.0             11.2
                                           ------            -----               ------            -----
   Total cost of revenue                     28.2             22.5                 30.3             20.7

Gross margin                                 71.8             77.5                 69.7             79.3

Operating expenses:
 Sales and marketing                         66.0             48.7                 72.5             50.6
 Research and development                    22.4             22.8                 26.4             23.9
 General and administrative                  17.5             11.8                 18.1             12.1
 Amortization of goodwill                     3.2              4.0                  3.6              4.1
 Non-recurring and other charges             12.6                -                 12.1                -
                                           ------            -----               ------            -----
   Total operating expenses                 121.7             87.3                132.7             90.7

Loss from operations                        (49.9)            (9.8)               (63.0)           (11.4)
Other income, net                             2.3              4.1                  2.6              4.3
                                           ------            -----               ------            -----

Loss before provision for income
 taxes                                      (47.6)            (5.7)               (60.4)            (7.1)

Provision for income taxes                    0.4              0.3                  0.4              0.3
                                           ------            -----               ------            -----
Net loss                                   (48.0)%           (6.0)%              (60.8)%           (7.4)%
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

COST OF REVENUE


     Cost of Software. Cost of software decreased 5% to $848,000 during the second quarter of 1999 from $896,000 in the second quarter of 1998. For the six months ended June 30, 1999, cost of software decreased 13% to $1.5 million as compared to $1.7 million for the six months ended June 30, 1998. As a percentage of software revenue, costs of software in the current quarter decreased to 11% from 14% in the corresponding prior-year period and, for the six months ended June 30, 1999, decreased to 12% from 13% in the six months ended June 30, 1998. The decreases are mainly due to a reduction in royalty expense as related to third parties.


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


     Amortization of Goodwill. Amortization of goodwill was $377,000 for each of the second quarters of 1999 and 1998. For each of the six-month periods ended June 30, 1999 and June 30, 1998, amortization of goodwill was $753,000.


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



     The Company recognized non-recurring and other charges of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs. As of June 30, 1999, the Company has utilized available cash, cash equivalents and investments to pay approximately $330,000 of these amounts and currently expects to make future cash payments of approximately $440,000 in the remainder of 1999 and $250,000 in 2000. At the time of the restructuring action, the Company expected to realize a reduction in recurring costs of approximately $1.5 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.


     The Company recognized non-recurring and other charges of approximately $1.5 million during the second quarter of 1999 related to a restructuring plan and the termination of two executive officers. This restructuring and other charges includes approximately $0.2 million of noncash charges and $1.3 million of cash payments for severance and other employee-related costs of terminated staff. As of June 30, 1999, the Company has utilized available cash, cash equivalents and investments to pay approximately $440,000 of this amount and currently expects to make future cash payments of $720,000 in the remainder of 1999 and $140,000 in 2000. The Company currently expects to realize a reduction in recurring costs of approximately $2.0 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.


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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS


     Statements made in this Quarterly Report on Form 10-Q/A include a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Segue. Segue's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences are discussed in this Quarterly Report on Form 10-Q/A including, without limitation, those discussed below.


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

     Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $23.8 million as of June 30, 1999. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; and a net loss of $12.6 million for the six months ended June 30, 1999, which includes non-recurring and other charges of approximately $2.5 million related to employee severance costs. While Segue has experienced revenue growth in recent periods, continued growth at the same rate is not sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Segue's common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Date: March 27, 2000


                                       SEGUE SOFTWARE, INC.


                                       /s/ Stephen B. Butler
                                       _______________________
                                       Stephen B. Butler
                                       Chief Executive Officer


                                       /s/ Douglas Zaccaro
                                       _______________________
                                       Douglas Zaccaro
                                       Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
No.    Description
---    -----------

27.1   Restated Financial Data Schedule