Form 10-Q/A
period 1999-09-30
SEGUE SOFTWARE INC
filed 2000-03-28
CIK 894572

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

                             SEGUE SOFTWARE, INC.
                                   FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     INDEX

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    September 30,  December 31,
                                                         1999          1998
                                                         ----          ----
                                                     (restated)
ASSETS
Current assets:
 Cash and cash equivalents                            $  5,426      $ 16,096
 Short-term investments                                 15,691        17,335
 Accounts receivable, net of allowances of $735
   and $608 at September 30, 1999 and December 31,
   1998, respectively                                   11,318         8,823

 Other current assets                                    1,588         1,505
                                                      --------      --------
   Total current assets                                 34,023        43,759

Property and equipment, net                              5,952         3,560
Completed technology, net                                1,235         1,976
Goodwill, net                                            4,893         6,022
Other assets                                               400           962
                                                      --------      --------
   Total assets                                       $ 46,503      $ 56,279
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable-current portion                        $  2,649      $  2,983
 Accounts payable                                        1,394         2,464
 Accrued compensation and benefits                       2,518         1,389
 Accrued royalties                                         169           377
 Accrued expenses                                        2,343         1,346
 Deferred revenue                                        6,841         4,296
                                                      --------      --------
   Total current liabilities                            15,914        12,855

Notes payable                                              883           883

Commitments and Contingencies (Note 4)
Stockholders' equity:
 Preferred stock, par value $.01 per share;
   5,000 shares authorized; no shares issued
   and outstanding                                           -             -

 Common stock, par value $.01 per share;
   30,000 shares authorized; 9,075 and 8,912 shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                          91            89


 Additional paid-in capital                             54,732        53,698
 Accumulated deficit                                   (25,080)      (11,226)
 Unearned compensation                                      (2)          (20)
 Accumulated other comprehensive loss                      (35)            -
                                                      --------      --------

   Total stockholders' equity                           29,706        42,541
                                                      --------      --------

   Total liabilities and stockholders' equity         $ 46,503      $ 56,279
                                                      ========      ========


                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three months ended                       Nine months ended
                                                               ------------------                       -----------------
                                                                  September 30,                           September 30,
                                                                  -------------                           -------------
                                                             1999               1998                1999                1998
                                                             ----               ----                ----                ----
                                                          (restated)                             (restated)
Revenue:
 Software                                                  $ 8,438             $ 6,653           $ 20,851             $19,595
 Services                                                    4,332               4,665             12,601              10,035
                                                           -------             -------           --------             -------
   Total revenue                                            12,770              11,318             33,452              29,630

Cost of revenue:
 Cost of software                                              681                 973              2,194               2,709
 Cost of services                                            2,044               1,905              6,801               3,955
                                                           -------             -------           --------             -------
   Total cost of revenue                                     2,725               2,878              8,995               6,664

Gross margin                                                10,045               8,440             24,457              22,966

Operating expenses:
 Sales and marketing                                         6,965               5,348             21,958              14,605
 Research and development                                    2,181               2,030              7,641               6,415
 General and administrative                                  1,954               1,097              5,708               3,322
 Amortization of goodwill                                      376                 376              1,129               1,129
 Non-recurring and other charges                                 -                   -              2,499                   -
                                                           -------             -------           --------             -------
   Total operating expenses                                 11,476               8,851             38,935              25,471
                                                           -------             -------           --------             -------

Loss from operations                                        (1,431)               (411)           (14,478)             (2,505)
Other income, net                                              192                 377                738               1,173
                                                           -------             -------           --------             -------

Loss before provision for income taxes                      (1,239)                (34)           (13,740)             (1,332)
Provision for income taxes                                      41                  57                114                 113
                                                           -------             -------           --------             -------

Net loss                                                   $(1,280)            $   (91)          $(13,854)            $(1,445)
                                                           =======             =======           ========             =======

Net loss per common share - basic and diluted              $ (0.14)            $ (0.01)          $  (1.54)            $ (0.17)

Weighted average common shares outstanding -
    basic and diluted                                        9,046               8,763              9,016               8,538

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                            -------------
                                                                                      1999                1998
                                                                                      ----                ----
                                                                                   (restated)
Cash flows from operating activities:
 Net loss                                                                          $(13,854)            $(1,445)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                                      3,235               3,427
   Loss on disposal of property and equipment                                             -                   7
   Noncash compensation charges                                                         123                  25
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (2,539)             (3,631)
     Other current assets                                                               (76)               (962)
     Other assets                                                                       504                   -
     Accounts payable                                                                (1,068)                 60
     Accrued expenses, royalties, compensation and benefits                           1,921                 344
     Deferred revenue                                                                 2,555                 339
                                                                                   --------             -------
Net cash used in operating activities                                                (9,199)             (1,836)
                                                                                   --------             -------

Cash flows from investing activities:
 Additions to property and equipment                                                 (3,694)             (1,759)
 Additions to other assets                                                                -                (589)
 Maturity of short-term investments                                                  22,835              16,200
 Purchases of short-term investments                                                (21,191)             (1,815)
                                                                                   --------             -------
Net cash provided by (used in) investing activities                                (  2,050)             12,037
                                                                                   --------             -------
Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan                        931               2,810
 Proceeds from common stock issuance                                                      -                 995
 Return of capital to shareholders                                                        -                  (8)
 Proceeds from notes payable issuance                                                     -                 295
 Payments of notes payable                                                             (334)                  -
                                                                                   --------             -------
Net cash provided by financing activities                                               597               4,092
                                                                                   --------             -------
Effect of exchange rate changes on cash and cash equivalents                            (18)                  -
                                                                                   --------             -------
Net increase (decrease) in cash and cash equivalents                                (10,670)             14,293
                                                                                   --------             -------
Cash and cash equivalents, beginning of period                                       16,096              23,393
                                                                                   --------             -------
Cash and cash equivalents, end of period                                           $  5,426             $37,686
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

2.   RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000.

     Under the revised accounting, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded. The principal effects of this restatement on previously reported consolidated financial statements as of September 30, 1999 and for three- and nine-month periods ended September 30, 1999 are set forth below (in thousands, except per share data). The restatement does not affect previously reported net cash flows for any period.

                                                      For the three months        For the nine months
                                                   ended September 30, 1999     ended September 30, 1999
                                                   ------------------------     ------------------------
                                                        As                           As
                                                    Previously        As         Previously        As
                                                     Reported      Restated       Reported      Restated
                                                    ----------     --------      ----------     --------
Cost of software                                       $   518     $   681        $ 1,705       $ 2,194
Total cost of revenue                                    2,562       2,725          8,506         8,995
Gross margin                                            10,208      10,045         24,946        24,457
Amortization of goodwill                                    --         376             --         1,129
Total operating expenses                                11,100      11,476         37,806        38,935
Loss from operations                                      (892)     (1,431)       (12,860)      (14,478)
Loss before provision for income taxes                    (700)     (1,239)       (12,122)      (13,740)
Net loss                                                  (741)     (1,280)       (12,236)      (13,854)
Net loss per common share - basic and diluted            (0.08)      (0.14)         (1.36)        (1.54)


                                                                  As of September 30, 1999
                                                                  ------------------------
                                                                       As
                                                                   Previously        As
                                                                    Reported      Restated
                                                                   ----------     --------
               Completed technology, net                           $      --      $ 1,235
               Goodwill, net                                              --        4,893
               Other assets                                              818          400
               Total assets                                           40,793       46,503
               Additional paid-in capital                             54,224       54,732
               Accumulated deficit                                   (30,282)     (25,080)
               Total stockholders' equity                             23,996       29,706
               Total liabilities and stockholders' equity             40,793       46,503

3.  NET INCOME (LOSS) PER COMMON SHARE

     Options and warrants to purchase approximately 2,810,000 and 1,917,000 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 1999 and 1998, respectively, because their inclusion would be anti-dilutive.

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

5.  COMMITMENTS AND CONTINGENCIES

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

7.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the three and nine months ended September 30, 1999 was $1,314,000 and $13,889,000 respectively, and total comprehensive loss for the three and nine months ended September 30, 1998 was $129,000 and $1,486,000, respectively. Total comprehensive income (loss) consists of net income (loss) and the net changes in foreign currency translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT RELATED TO ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The accompanying consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 have been restated to reflect a change in the original accounting for the amount and allocation of the purchase price related to the Company's acquisition of SQLBench in December 1997 as described further in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2000. Under the revised accounting recorded as of December 31, 1997, the value ascribed to the acquired IPR&D was reduced from $9.1 million to $0.1 million, the value assigned to acquired completed technology was increased from $1.0 million to $3.0 million, and goodwill of $7.5 million was recorded.

     The principal effects of this restatement on previously reported results of operations for the three-month period ended September 30, 1999 were an increase in total operating expenses from $11.1 million to $11.5 million for the impact of amortization of acquired intangible assets, a corresponding increase in net loss from $0.7 million to $1.3 million, and an increase in net loss per share from $0.08 to $0.14. The principal effects of this restatement on previously reported results of operations for the nine-month period ended September 30, 1999 were an increase in total operating expenses from $37.8 million to $38.9 million for the impact of amortization of acquired intangible assets, a corresponding increase in net loss from $12.2 million to $13.9 million, and an increase in net loss per share from $1.36 to $1.54.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                                     Percentage of Revenue for                  Percentage of Revenue for
                                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                                  --------------------------------           -------------------------------
                                                      1999                1998                   1999                1998
                                                      ----                ----                   ----                ----
                                                   (restated)                                (restated)
Revenue:
 Software                                             66.1%               58.8%                  62.3%               66.1%
 Services                                             33.9                41.2                   37.7                33.9
                                                     -----               -----                 ------               -----
   Total revenue                                     100.0               100.0                  100.0               100.0

Cost of revenue:
 Cost of software                                      5.3                 8.6                    6.6                 9.2
 Cost of services                                     16.0                16.8                   20.3                13.3
                                                     -----               -----                 ------               -----
   Total cost of revenue                              21.3                25.4                   26.9                22.5

Gross margin                                          78.7                74.6                   73.1                77.5

Operating expenses:
 Sales and marketing                                  54.5                47.3                   65.6                49.3
 Research and development                             17.1                17.9                   22.8                21.7
 General and administrative                           15.3                 9.7                   17.1                11.2
 Amortization of goodwill                              3.0                 3.3                    3.4                 3.8
 Non-recurring and other charges                         -                   -                    7.5                   -
                                                     -----               -----                 ------               -----
   Total operating expenses                           89.9                78.2                  116.4                86.0
                                                     -----               -----                 ------               -----

Loss from operations                                 (11.2)               (3.6)                 (43.3)               (8.5)
Other income, net                                      1.5                 3.3                    2.2                 4.0
                                                     -----               -----                 ------               -----

Loss before provision for
 income taxes                                         (9.7)               (0.3)                 (41.1)               (4.5)

Provision for income taxes                             0.3                 0.5                    0.3                 0.4
                                                     -----               -----                 ------               -----
Net loss                                             (10.0)%              (0.8)%                (41.4)%              (4.9)%
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

COST OF REVENUE

     Cost of Software. Cost of software decreased 30% to $681,000 during the third quarter of 1999 from $973,000 in the third quarter of 1998. For the nine months ended September 30, 1999, cost of software decreased 19% to $2.2 million as compared to $2.7 million for the nine months ended September 30, 1998. As a percentage of software revenue, costs of software in the current quarter decreased to 8% from 15% in the corresponding prior-year period and, for the nine months ended September 30, 1999, decreased to 11% from 14% in the nine months ended September 30, 1998. The decreases are mainly due to a reduction in third party royalty expense.

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

     Amortization of Goodwill. Amortization of goodwill was $376,000 for each of the third quarters of 1999 and 1998. For each of the nine-month periods ended September 30, 1999 and 1998, amortization of goodwill was $1.1 million.

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

YEAR 2000 COMPLIANCE

     The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with its internal systems, including information technology (IT) and non-IT systems, the Company initiated a program designed to deal with the most critical systems, packaged software applications, first. As of September 30, 1999, the Company had completed its year 2000 compliance testing for its internal software systems, including the new MIS system. All of the Company's core business hardware and software systems have been tested and are year 2000 compliant. The Company's internal desktop hardware systems have been tested for year 2000 compliance and have been found to be compliant. Additionally, the internal desktop software applications have been tested and the Company has determined that these systems will need appropriate "patches" applied as they are not currently year 2000 compliant. The Company expects these upgrades to be completed during the fourth quarter of 1999. In addition, the Company began work on various types of contingency planning to address potential problem areas with internal systems, including a computer disaster recovery module which will allow the Company to recover any of its backups in the case of a disaster. Although the assessment is still underway, management currently believes that all material systems will be compliant by the year 2000 and that the cost to address the issues will not be more than $100,000 in total. However, this estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and
                                       14
is subject to change as the projects progress. The costs incurred to date related to these programs are minimal.

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

    Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $25.1 million as of September 30, 1999. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; and a net loss of $13.9 million for the nine months ended September 30, 1999, which includes non-recurring and other charges of approximately $2.5 million related to employee severance costs. While Segue has experienced revenue growth in recent periods, continued growth at the same rate may not be sustainable and may not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Segue's common stock.

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

Date: March 27, 2000


                               SEGUE SOFTWARE, INC.



                               /s/ STEPHEN B. BUTLER
                               ---------------------
                               Stephen B. Butler
                               Chief Executive Officer


                               /s/ DOUGLAS ZACCARO
                               --------------------
                               Douglas Zaccaro
                               Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.    Description
-----------    -----------

   27.1        Restated Financial Data Schedule