Form 10-K
period 1999-12-31
SEGUE SOFTWARE INC
filed 2000-03-30
CIK 894572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $100,982,515 as of March 15, 2000, based upon the closing sale price of Common Stock reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock outstanding as of March 15, 2000 was 9,347,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 2000 Annual Meeting of Stockholders to be held on June 23, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              SEGUE SOFTWARE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                      Page
                                            PART I
Item 1.      Business                                                                                                   2

Item 2.      Properties                                                                                                 8

Item 3.      Legal Proceedings                                                                                          8

Item 4.      Submission of Matters to a Vote of Security Holders                                                        9

                                            PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                                  9

Item 6.      Selected Financial Data                                                                                   10

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                     12

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                                27

Item 8.      Financial Statements and Supplementary Data                                                               27

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      27

                                            PART III

Item 10.     Directors and Executive Officers of the Registrant                                                        28

Item 11.     Executive Compensation                                                                                    28

Item 12.     Security Ownership of  Certain Beneficial Owners and Management                                           28

Item 13.     Certain Relationships and Related Transactions                                                            28

                                            PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                           29

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of Segue Software, Inc. and its subsidiaries (hereafter, collectively, "we", "us", "our", "Segue" or the "Company"). The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this form 10-K under the caption "Certain Factors Affecting Future Operating Results" and else where in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Segue develops, markets and supports software products, and provides related professional services for the management and testing of electronic business ("eBusiness") applications. The Company was incorporated in California in 1988 and reincorporated in Delaware in March 1996. Our products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy these mission-critical applications. Our products provide a solution designed to deliver automated functional, load testing and monitoring of applications deployed on the World Wide Web. These solutions enable our customers to reliably deploy and operate business-to-business (B2B) and business-to-consumer (B2C) web sites. Reliability solutions, such as ours, are critical components of the eBusiness infrastructure that is developing rapidly on a global basis. Segue's eBusiness software revenue was 96%, 61%, and 33% of total software revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Our client/server products, Segue's original product line, represented 4%, 39% and 67% of total software revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

         During 1997, Segue introduced new technology to provide automated software testing for web-enabled software applications, extending our distributed testing capabilities beyond distributed client/server applications with GUI front ends. We also began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, we acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench" (see Note 2 to the Consolidated Financial Statements). The acquired load testing product, SilkPerformer, provides web developers and testers the ability to determine the scalability of their web applications. SilkPerformer revenue has grown rapidly from its introduction in the fourth quarter of 1997 and represented approximately 50% of license revenue in the fourth quarter of 1999.

         In the second quarter of 1998, Segue introduced "LiveQuality," an eBusiness scenario testing solution, and continued our strategic transition from general software testing to the more specialized world of eBusiness testing. In May 1999 we decided to brand all of our eBusiness products under the Silk brand and renamed the LiveQuality product to be "SilkRealizer."

         In December 1998 Segue acquired Eventus Software, Inc. ("Eventus") which we anticipated would provide our business with content management and workflow tools for eBusiness application development teams. Our plan was to integrate our web testing tools with Eventus' Control product to produce a single integrated product for rapid web application deployment. In addition, we planned on selling the Control product under the name SilkControl as a standalone product or as a sales bundle with other Segue web testing tools. In May 1999 we revised our plans, deciding to delay the introduction of the Eventus product, SilkControl. In addition, we are still evaluating our integration plans for Control to determine how best to use the underlying technology of the Control product.

         During the first quarter of 1999, Segue began to execute a restructuring plan to consolidate our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect our focus to our strongest product lines and better integrate the efforts of our product development teams. We recognized a one-time pre-tax charge of approximately $1.0 million during the first quarter of 1999 related to this restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities.

         In the second quarter of 1999, Segue introduced the first versions of SilkPilot, SilkMeter and SilkObserver. These tools came from our acquisition in December 1998 of Black & White Software, Inc. ("B&W"), providing our business with tools that specifically assist engineers in the testing of complex logic associated with eBusiness servers. These tools help engineers detect software bugs, monitor and diagnose performance, and meter transactions in servers that deploy complex distributed Common Object Request Broker Architecture (CORBA) object technology. License sales from these tools in 1999 were approximately $400,000.

         In addition, during the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of fifteen employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, Segue shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of our employees who focused sales efforts on these channel resellers. Segue also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, we recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million relates exclusively to severance and other employee-related costs associated with a restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000) which relates to severance of two senior vice presidents. Further, beginning in the second quarter of 1999, we implemented an ongoing program of extensive training of our own sales and marketing organization for all existing and newly acquired products.

         In the third quarter of 1999 Segue introduced the eConfidence Solutions packages called eConfidence Functionality, eConfidence Performance and eConfidence Production that bundle our quality assurance tools with our consulting services that range from a few weeks to several months.

         We are focused on building up our eBusiness expertise through our consulting services and then training the information technology consulting industry to deliver these services based on Segue products. We believe that consultants represent an important source of indirect channel revenue for the future and that product education is a critical element for our success. As part of this program, in October 1999, Segue published a book for consultants "Gain eConfidence - The eBusiness Reliability Survival Guide." In addition, in November 1999 we created eConfidence University, a certification school for industry consultants that uses our book as its text. We trained 100 consultants in the fourth quarter of 1999 from partnerships we have formed with several consulting firms including USWeb/CKS, Arthur Andersen LLP, IBM Global Services and PricewaterhouseCoopers LLP.


INDUSTRY BACKGROUND

         Companies worldwide are rapidly implementing eBusiness applications that customers can access twenty-four hours a day, seven days a week. As businesses expand the use of technology to manage information and processes, and as software has become a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to these businesses' success. While the real-time communication prompted by eBusiness has created constant access to a company's services and products, it also brings with it constant exposure. This exposure is forcing companies to re-think the stability of their systems, as the cost of an unexpected shutdown could cripple even the strongest of organizations.

         Unlike mainframe environments, where applications, operating systems and hardware are designed by a single vendor as an integrated solution, or traditional client/server systems, where application development follows a process of specify, design, develop, test and release, web-based systems are developed across many different functional areas in an organization, are designed in component fashion and are continuously being assembled, validated and deployed based on market conditions. In addition, Web-based systems consist of component layers of applications, middleware, operating systems, databases, browsers, servers, processors and network technology designed separately by multiple vendors. For example, in a Web-based configuration, a browser might access a Netscape Web server that then sends requests to a router installed on a Microsoft NT server that distributes the requests to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of Web-based applications are developed separately by multiple vendors and integrated to form a business system.

         Web applications present enormous challenges to webmasters, quality assurance professionals and software developers. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components and keeping applications up-to-date with changing content while simultaneously maintaining system reliability and accuracy.

         Traditional automated functional and regression testing tools, which are designed for a specific component on a particular platform, do not adequately address the complexities of distributed computing. First, they are not designed to validate distributed application logic and data. Second, tests created by these tools become obsolete when a component is replaced or upgraded. Third, traditional automated functional and regression testing tools are unable to recover when a bug is encountered in the component being tested, meaning that truly unattended testing in a distributed environment is impossible using such tools. Finally, they do not deliver the capability to design, create, manage and re-use tests across multiple platforms and system configurations, thereby resulting in additional costs and time spent on the software development and quality assurance processes.

         As businesses move mission-critical applications to the Internet to give customers greater access to such applications, they will need to test and measure the true capacity and scalability of web applications in order to avoid shutdowns, delays and other problems, and provide quality service. Such tests should help users determine whether (i) web applications scale with anticipated Internet volume, (ii) such applications can operate with little or no downtime, and (iii) new content can be deployed quickly and reliably. By building load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested before the application is deployed and exposed to real customers.

PRODUCTS

         Segue provides a full suite of products and services, known as our Silk Product Line, designed to help companies create, monitor and deploy more reliable B2B and B2C web applications. In addition, we continue to support our legacy client/server automated testing tools.

eBUSINESS MANAGEMENT SYSTEM PRODUCTS

SILKRADAR is a defect-tracking product used to track and manage errors in software projects that provides the ability to associate test scenarios and known defects with each component.

SILKTEST is an automated functional and regression testing tool for end-to-end testing of enterprise Web applications. SilkTest includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. SilkTest is a test planning and management tool, that creates customized test plans for particular applications and manages the testing process from a central point of control. SilkTest also directly accesses a database using SQL calls to verify accurate database content. By providing test scripts with direct ODBC standard access to over 35 databases, SilkTest helps ensure that client/server applications function with the associated database reliably before they deploy. SilkTest can run across multiple platforms, technologies, browsers and environments.

SILKPERFORMER uses load testing technology to simulate real-world conditions to help users predict capacity, scalability and performance problems during their development process. SilkPerformer captures and simulates Web and application server protocols including HTTP, HTTPS, FTP, POP3, LDAP, SMTP and IIOP at varying connection speeds from 14.4 kbs through ISDN, T1 and other high-speed connections.

SILKPILOT provides object-level transaction validation for debugging and testing of objects in a CORBA-based distributed environment.

SILKREALIZER models the effects on business processes under real-world conditions such as unpredictable user loads, rapid content change or event-triggered volume.

SILKMETER manages the deployment and authorized usage of distributed objects for the purpose of monitoring and billing.

SILKOBSERVER offers diagnostic and trace mechanisms for the effective monitoring of communications between distributed application objects. SilkObserver monitors and tracks individual and group transactions and verifies travel time, transaction accuracy and resource utilization.

SILKMONITOR is for 24x7 monitoring and reporting of web, applications and database servers.

CLIENT/SERVER TESTING PRODUCTS

QA PARTNER is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing 7 days a week, 24 hours a day. QA Partner runs across multiple platforms, technologies and environments.


SERVICES

         We supplement our product offerings with training, consulting and technical support services. Segue's services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market. As of March 13, 2000, these services were provided by approximately 69 employees.

Training and Consulting. We offer training courses and consulting services, performed by Segue employees and third party consultants, in support of our products. Our training courses are held regionally in selected U.S. cities or at the customer site. We have two principal objectives for our fee-based training courses and consulting services; (i) to produce the agreed-upon deliverables for the projects, and (ii) to enhance our customers' understanding of our methodologies and techniques.

Support Services. We offer fee based annual maintenance contracts to customers who have entered into license agreements for the use of Segue software products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel. This support includes technical support through our internal customer support group via phone, fax and e-mail communications. Our distributors and some of our channel partners provide initial telephone support to end-users. We currently provide these services from our Lexington, Massachusetts facility and from our global technical support center in Belfast, Northern Ireland.


SALES AND MARKETING

         Segue sells its products through four channels (1) a direct sales force, (2) telesales representatives, (3) a business partner program, and (4) international distributors and resellers. We have made a significant investment in sales and marketing in each of the last three years. As of March 13, 2000, our sales and marketing force consisted of approximately 137 employees.

Direct Sales. In the fourth quarter of 1999, Segue continued focusing its sales and marketing efforts on the eBusiness and Internet applications market with a multi-level sales organization. We have structured our sales force into four sales organizations (1) a field-deployed sales force, (2) a telesales organization, (3) a field-deployed system integrator sales force, and (4) a Business Development sales organization responsible for development and management of new business partners. Each sales organization above has sales people that are assigned sales quotas and technical sales engineers. We have thirteen sales offices in North America, one sales office in the United Kingdom and three sales offices in Germany. We have embarked on a significant sales force expansion beginning in January 2000 in the United States and Europe. As of March 13, 2000, our direct sales force consisted of approximately 69 employees.

Telesales. Segue's telesales organization responds to incoming inquiries generated by our advertising and marketing activities. Telesales representatives also initiate calls to existing customers, offering them new products. As of March 13, 2000, our telesales force totaled approximately 29 employees.

Business System Integrator Partner Programs. We have established an indirect sales program of value added resellers and system integrators including USWeb/CKS, Arthur Andersen LLP, PricewaterhouseCoopers LLP and IBM Global Services. In early 1999, we implemented a comprehensive Global Business Partner program to target top resellers, system integrators and consulting partners, resulting in recent partnership agreements with Netscape, IONA and Computer Associates. As of March 13, 2000, our internal business sales force totaled approximately 16 employees.

International Sales. In international markets, we have direct sales offices in United Kingdom and Germany and distributors in Sweden, Finland, Norway, Denmark, Spain, Italy and Australia. Our international sales force is approximately 16 employees. Segue derived approximately 12%, 16%, and 10% of its total software revenue from international customers in 1999, 1998 and 1997, respectively.

         In support of our sales efforts, we conduct sales training courses, targeted marketing programs, including direct mail, public relations, advertising, seminars, trade shows, telemarketing and ongoing customer and third party communications programs. We also seek to stimulate interest in our products through a public relations program, speaking engagements, white papers, technical notes and other publications. We have a home page on the Internet's World Wide Web, where potential customers can access information about us and our products.


BACKLOG

         The time between order and delivery of Segue's products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders.


RESEARCH AND DEVELOPMENT

         Segue has made substantial investments in research and product development. Our research and development is conducted by project teams consisting of development and quality assurance engineers, technical writers and product managers. We use many of our own products and methodologies in our development process. Segue organizes development and quality assurance schedules to optimize usage of automated tests by starting script development very early in the development life cycle. Our research and development staff originates, produces and tests many of our prototype products. The research and development department consults with our sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of our current customers. We also license technology from vendors to be embedded in our product for resale or to be resold as Segue products.

         Segue's primary research and development group is located at our corporate headquarters in Lexington, Massachusetts. We also have development operations in Austria and Northern California. The majority of the Northern California employees joined the Company as part of the December 1998 acquisition of Black & White. As of March 13, 2000, we had approximately 80 employees in research and development. We intend to continue making significant investments in research and development to develop new products, expand the capabilities of our web application testing products and "internationalize" Segue products.

COMPETITION

         The market for software quality management tools is new, intensely competitive, rapidly evolving and subject to rapid technological change. Segue's competitors offer a variety of products and services to address this market. We currently encounter direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and possible future competitors have significantly greater financial, technical, marketing and other resources than we have, and many have well established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations or increased web usage. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. There can be no assurance that Segue will be able to compete effectively against current and future competitors.

         Segue believes that the principal competitive factors affecting its market include product features and functionalities such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership, customer service and support, company reputation and financial viability and effectiveness of sales and marketing efforts. Although we believe that Segue currently competes effectively with respect to such factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors.


PROPRIETARY TECHNOLOGY

         Segue primarily relies upon a combination of patents, trademarks, copyrights and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights in its products. We have two issued patents and currently have submitted one more patent application that is under evaluation by the United States Patent and Trademark Office. However, there can be no assurance that these patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to Segue or the Segue products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology.


EMPLOYEES

         As of March 13, 2000, Segue had approximately 336 full-time employees with 80 in research and development, 137 in sales and marketing, 69 in services, and 50 in operations, finance and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         Segue's corporate headquarters are located in Lexington, Massachusetts, where the Company leases 67,500 square feet of office space under a lease that expires in October 2007. On July 1, 1999, we fulfilled our commitment to lease an additional 15,000 square feet at this corporate location. With this additional space, we believe that we now have adequate expansion space for the growth in operations at the headquarters location for the foreseeable future.

         In November of 1999, Segue entered into a five year lease for 15,600 square feet of office space in Los Gatos, California. This site was established as our Western Headquarters. The new space allowed us to consolidate two California locations which housed the Campbell, California product development lab and the Los Gatos based Western Regional Sales operation. The consolidation of these two offices was implemented in February 2000. As a result of this action, the Campbell, California lease terminated upon expiration in January 2000. The prior Los Gatos sales office will be subleased through the remainder of the term (through March 31, 2003); the sublease agreement was executed on March 24, 2000.

         In February 2000, the Company entered into a five year lease for a branch sales office consisting of approximately 3,200 square feet in San Francisco, California. This office will replace another larger office in San Francisco that we had acquired as part of the Eventus acquisition in December 1998. The lease for our existing office terminates in April 2000.

         In addition, to the office locations outlined above, we have field sales and support operations in ten other locations throughout the United States and in six locations in Canada and Europe. Remote product development facilities are located in Los Gatos, California and Linz, Austria. With the expansion of our headquarters location in Lexington, Massachusetts and our Western Headquarters in Los Gatos, California, we believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000, but has not yet rendered a decision on the motions. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

         Various other claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE FOR COMMON STOCK

         The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the Nasdaq National Market System. Our Common Stock is traded under the Nasdaq symbol: SEGU. These prices do not include retail markups, markdowns, or commissions.


     YEAR ENDED DECEMBER 31, 1999:               HIGH                   LOW
     -----------------------------               ----                   ---

     First Quarter                              $23.313                $8.813
     Second Quarter                              $9.625                $4.438
     Third Quarter                              $12.563                $7.000
     Fourth Quarter                             $25.875                $9.875

     YEAR ENDED DECEMBER 31, 1998:               HIGH                   LOW
     -----------------------------               ----                   ---

     First Quarter                              $15.000                $9.875
     Second Quarter                             $16.063               $12.250
     Third Quarter                              $18.875               $13.875
     Fourth Quarter                             $24.625               $12.750


         On March 15, 2000, the closing price reported on the Nasdaq National Market System for the Common Stock was $15.50. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

         As of March 15, 2000, there were approximately 104 holders of record of the Common Stock and 9,347,576 shares of Common Stock outstanding. We estimate that as of March 15, 2000, there were approximately 2,308 beneficial stockholders.

DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. The current policy of our Board of Directors is to retain future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

1998 SALES OF UNREGISTERED SECURITIES

         On December 3, 1998, the Company issued an aggregate of 312,990 shares of Common Stock to the then current stockholders of Eventus in connection with acquisition of all the capital stock of Eventus. We issued the shares of Common Stock to the then current stockholders of Eventus in a private placement in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933 ("Regulation D").

         On December 31, 1998, the Company issued an aggregate of 224,809 shares of Common Stock to the stockholder of Black and White (referred to as B&W) in connection with our acquisition of all the capital stock of B&W. We issued the shares of Common Stock to the stockholder of B&W in a private placement in reliance on Rule 506 of Regulation D.

USE OF PROCEEDS FROM REGISTERED SECURITIES

         We completed our initial public offering ("IPO") of Segue Common Stock in April 1996. The IPO was made pursuant to a Registration Statement on Form S-1, filed with the Securities and Exchange Commission pursuant to Rule 462(b) under the Securities Act of 1933 (Commission File No. 333-1488), which was declared effective as of March 28, 1996. The IPO commenced on April 2, 1996 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

         The 3,162,500 shares of Common Stock sold by the Company and selling security holders in our IPO were offered for sale in the United States by a syndicate of underwriters represented by Alex. Brown & Sons Incorporated; Adams, Harkness & Hill, Inc. and Soundview Financial Group, Inc.

         We registered an aggregate of 2,412,500 shares of Common Stock (including 412,500 shares issued upon the exercise of the underwriters' overallotment options) for sale in the IPO at a per share price of $18.00 for an aggregate offering price of approximately $43.4 million. All of such shares were registered for the Company's account. Selling security holders registered an aggregate of 750,000 shares of Common Stock for sale in the IPO at a per share price of $18.00 for an aggregate offering price of $13.5 million. All of such shares were registered for the selling security holders' accounts. As stated above, all of such shares were sold shortly after the commencement of the offering.

         After deducting the expenses of $3.9 million, we received approximately $39.5 million in net proceeds of the IPO.

         Through the period ended December 31, 1999, we used approximately $7.2 million for the purchase of property and equipment, approximately $4.75 million for repayment of indebtedness including interest ($3.4 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and B&W debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $1.3 million for employee severance payments, and approximately $14.6 million for working capital. The remaining $10.2 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

         No payments from the net offering proceeds of the IPO were made to directors, officers, or persons owning 10 percent or more of the Common Stock of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

         All financial data below has been restated to give retroactive effect to the Company's December 1998 acquisitions of Eventus and B&W, using the pooling-of-interests method of accounting.

STATEMENT OF OPERATIONS DATA:                                                    Year Ended December 31,
                                                          1999            1998           1997       1996         1995
                                                       ---------       --------       --------   --------      --------
                                                                      (in thousands, except per share data)
Revenue:
  Software                                             $  29,448       $ 26,249       $ 19,662   $ 16,551      $ 11,544
  Services                                                16,973         14,599          7,977      5,411         2,627
  Royalties                                                   --             --             --         --           129
                                                       ---------       --------       --------   --------      --------
  Total revenue                                           46,421         40,848         27,639     21,962        14,300

Cost of revenue:
  Cost of software                                         2,762    (5)   4,291          3,673      2,807         1,537
  Cost of services                                         8,942          6,119          2,641      1,721         1,194
  Cost of royalties                                           --             --             --         --            30
                                                       ---------       --------       --------   --------      --------
    Total cost of revenue                                 11,704         10,410          6,314      4,528         2,761

Gross margin                                              34,717         30,438         21,325     17,434        11,539

Operating expenses :
  Sales and marketing                                     29,461         20,764         14,071     10,073         6,710
  Research and development                                10,224          8,571          7,084      5,043         2,781
  General and administrative                               7,757          4,500          3,933      2,950         1,709
  Amortization of goodwill                                 1,506          1,506             --         --            --
  Non-recurring and other charges                   (1)    2,499    (2)   1,531    (3)     835         --   (4)     449
                                                       ---------       --------       --------   --------      --------
    Total operating expenses                              51,447         36,872         25,923     18,066        11,649
                                                       ---------       --------       --------   --------      --------

Loss from operations                                     (16,730)        (6,434)        (4,598)      (632)         (110)
Litigation settlement                                         --             --             --       (744)           --
Other income (expense), net                                  956          1,521          2,155      1,540           (23)
                                                       ---------       --------       --------   --------      --------
Income (loss) before provision for income taxes          (15,774)        (4,913)        (2,443)       164          (133)
Provision for income taxes                                   174            140             56         20             3
                                                       ---------       --------       --------   --------      --------
Net income (loss)                                      $ (15,948)      $ (5,053)      $ (2,499)  $    144      $   (136)
                                                       =========       ========       ========   ========      ========

Net income (loss) per share - basic                    $   (1.76)      $  (0.59)      $  (0.32)  $   0.03      $  (0.08)
Net income (loss) per share - diluted                  $   (1.76)      $  (0.59)      $  (0.32)  $   0.02      $  (0.08)

Weighted average shares outstanding - basic                9,041          8,626          7,761      5,639         1,777
Weighted average shares outstanding - diluted              9,041          8,626          7,761      7,980         1,777

                                                                                      December 31,
                                                          1999            1998           1997       1996         1995
                                                       ---------       --------       --------   --------      --------
BALANCE SHEET DATA:                                                                (in thousands)

Cash and cash equivalents                              $   7,429       $ 16,096       $ 23,393   $  7,541      $    588
Working capital (deficit)                                 17,668         30,904         33,693     40,308           (56)
Total assets                                              45,566         56,279         57,167     49,983         5,352
Long-term obligations                                         --            883          3,777        245            --
Total stockholders' equity                                29,184         42,541         43,452     42,353         1,370


(1) Non-recurring and other charges in 1999 represent $2.3 million of servance and other employee-related costs and $190,000 of facility-related costs associated with the first and second quarter restructuring actions and the costs related to the termination of two senior vice presidents of the Company.

(2) Non-recurring and other charges in 1998 represent $1.5 million of transaction costs associated with the acquisitions of Eventus Software, Inc. and Black & White Software, Inc.

(3) Non-recurring and other charges in 1997 include a charge o f $117,000 for purchased research and development in process and $718,000 for severance charges.

(4) Non-recurring and other charges in 1995 represent severance cost pursuant to an employment separation agreement.

(5) Cost of software in 1998 includes $667,000 associated with the write-off of a non-recurring fee and prepaid royalties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Segue develops, markets and supports software products and provides related professional services, for the management and testing of eBusiness applications. Our products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy these mission-critical applications. Our products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

         In December 1998, Segue acquired Eventus Software, Inc. ("Eventus") and Black & White Software, Inc. ("B&W") in two separate transactions. Founded in September 1996 and based in California, Eventus' principal product managed the assembly and deployment of web applications. Eventus had approximately 20 employees at the time of the acquisition. We acquired Eventus to expand our product offerings to include end-to-end enterprise web content management. Founded in 1992, B&W's business included a wide range of products, internally and externally developed, for application development and productivity enhancement, including tools for creating object-oriented client/server applications and building applications with dynamic graphics and visual animation for graphical user interfaces. B&W had approximately 40 employees at the time of the acquisition. During 1998, B&W began to focus its efforts on products that diagnose and monitor communications between distributed application objects. We acquired B&W to expand our product offerings to include delivering comprehensive management, monitoring and testing of object level transactions for eBusiness applications using the Common Object Request Broker Architecture (CORBA) as well as to expand our customer base. Both acquisitions were accounted for using the pooling-of-interests method and, accordingly, our historical consolidated financial statements prior to the acquisitions presented herein have been restated to include the financial position, results of operations and cash flows of Eventus and B&W (see Note 2 to the Consolidated Financial Statements).

         In 1997, Segue began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, we acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to as "SQLBench." The acquisition was accounted for using the purchase method and, accordingly, the operating results of SQLBench are included in our consolidated financial statements since the date of acquisition.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                    Year ended December 31,
                                               1999         1998         1997
                                             -------      -------      -------
Revenue:
  Software                                      63.4%        64.3%        71.1%
  Services                                      36.6         35.7         28.9
                                             -------      -------      -------
    Total revenue                              100.0        100.0        100.0

Cost of revenue:
  Cost of software                               5.9         10.5         13.3
  Cost of services                              19.3         15.0          9.6
                                             -------      -------      -------
    Total cost of revenue                       25.2         25.5         22.8

Gross margin                                    74.8         74.5         77.1

Operating expenses:
  Sales and marketing                           63.5         50.8         50.9
  Research and development                      22.0         21.0         25.6
  General and administrative                    16.7         11.0         14.2
  Amortization of goodwill                       3.2          3.7           --
  Non-recurring and other charges                5.4          3.8          3.0
                                             -------      -------      -------
    Total operating expenses                   110.8         90.3         93.7
                                             -------      -------      -------

Loss from operations                           (36.0)       (15.8)       (16.6)
Interest income                                  2.7          4.8          7.9
Interest expense                                (0.7)        (1.1)        (0.1)
                                             -------      -------      -------
Loss be fore provision for income taxes        (34.0)       (12.1)        (8.8)
Provision for income taxes                       0.4          0.3          0.2
                                             -------      -------      -------
Net loss                                       (34.4)%      (12.4)%       (9.0)%
                                             -------      -------      -------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SOFTWARE REVENUE

         Software revenue consists of revenue from the granting of perpetual licenses to use Segue's products. We sell our licenses through our direct sales force, telesales, international distributors and business partners. Software revenue increased 12% to $29.4 million in 1999 from $26.2 million in 1998. The increase is primarily the result of increased sales force productivity, resulting in increased unit shipments and greater market penetration into the eBusiness marketplace. These increased unit shipments were due to continued demand for Segue products from existing customers and due to first-time buyers; the introduction of new and upgraded products; and increased market acceptance of the families of products including web application testing and load testing products. International product sales accounted for 12% and 16% of total Segue's product sales in 1999 and 1998, respectively. The slightly decreased international sales were primarily due to the shifting of sales strategy from distributor to direct sales.

         Total e-commerce software revenue represented 96% and 61% of total software revenue in 1999 and 1998, respectively. Segue client/server products, our historical core product line, represented 4% and 39% of the total software revenue for the years ended December 31, 1999 and 1998, respectively. The increase in e-commerce software revenue from year to year was due to our increased focus on the e-commerce testing market and the introduction of our new and enhanced Silk family products such as SilkMonitor, SilkObserver and SilkPilot.

         The rate of continued software revenue growth depends upon our ability to successfully generate and fill current software license orders, attract and retain skilled personnel and deliver timely new products and enhancements. Performance could also be affected by the market acceptance of our new products:
SilkPilot, SilkMeter and SilkObserver.

SERVICES REVENUE

         Services revenue consists of revenue from maintenance, training and consulting. Services revenue increased 16% to $17 million in 1999 from $14.6 million in 1998. The increase in service revenue is a result of the growth in our installed customer base and the increased training and consulting services performed for those customers. Maintenance revenue increased 24% to $8.9 million in 1999 compared to $7.2 million in 1998. Training and consulting revenue increased 9% to $8.1 million in 1999 compared to $7.4 million in 1998.

         The moderate increase in training and consulting revenue is primarily due to fact that we completed more year 2000 related projects during 1999 as compared to 1998. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past 12 months.

COST OF SOFTWARE

         Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties. These costs decreased 36% to $2.8 million, or 9% of software revenue, in 1999 compared to $4.3 million, or 16% of software revenue, in 1998. The amortization of the completed technology included in cost of software for 1999 and 1998 was $987,000 and $988,000, respectively.

         The decrease in cost of software is partly due to the 1998 non-recurring charge of $667,000 to write-off of an NRE fee and prepaid royalties. There were no similar charges in 1999. See discussion of 1998 compared to 1997 below. In addition, cost of software is lower in 1999 as a result of Segue's continuing effort to increase sales of non-royalty-bearing products and eliminate sales of royalty bearing products.

         In December 1998, we entered into a five-year agreement with a vendor which provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of Segue products to the vendor's customer base. Under the terms of the agreement, we paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1999, other current assets included approximately $220,000 and other long-term assets included approximately $210,000 related to the guaranteed royalties. Future royalty expense will be recognized as cost of software based upon qualified sales of the Segue's products. To the extent that revenue from related products does not support the guaranteed royalties described above, we could be required to accelerate amortization of these prepaid royalties. The amortization of the prepaid royalties may cause the cost of software to increase as a percentage of revenue in the future.

COST OF SERVICES

         Cost of services consists principally of salaries and benefits for our customer technical support staff, which provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used in training customers. Cost of services increased 46% to $8.9 million, or 53% of services revenue, in 1999 compared to $6.1 million, or 42% of services revenue, in 1998.

         The increase in cost of services is primarily due to our utilization of third party consultants to assist in testing solution implementations. The cost of third party consultants is generally higher than the cost of internal resources. The increases in amount and as a percentage of service revenue are also the result of start up costs incurred in the first six months of 1999 associated with the staffing and training for our Northern Ireland technical support center, which began operations in July 1999, as well as the operating expenses of this support center during 1999. Headcount in the training and consulting and technical support groups increased 45% from December 31, 1998 to December 31, 1999. We expect to continue to hire employees in the services group in order to generate and support worldwide services revenue and to provide ongoing quality customer support to our increasing installed base of customers.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, direct mail programs, seminars and trade shows. Sales and marketing expenses increased 42% to $29.5 million, or 63% of total revenue, in 1999 compared to $20.8 million, or 51% of total revenue, in 1998. The principal reasons for the absolute dollar increase in sales and marketing expenses were increased headcount, increases in commissions as a result of higher revenue levels, higher commission rates used in commission plans and increases in related travel costs.

         Segue expects to continue the growth of its worldwide sales and marketing organization during 2000. The continued growth depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel. There can be no assurance that related increased expenditures would result in increased revenue or improvement in the effectiveness of our sales organization.


RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of Segue's internal costs for research and development have been charged to operations as incurred since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses increased 19% to $10.2 million, or 22% of total revenue, in 1999 compared to $8.6 million, or 21% of total revenue, in 1998. The increase in absolute dollars in research and development expenses is mainly attributable to the increased headcount.

         Segue intends to continue to make significant investments in research and development to develop new products and to expand the capabilities of its web application testing products.

         During 1999, Segue introduced several new products, including SilkMonitor, which provides monitoring and reporting of web, application and database servers; SilkPilot, a CORBA-based distributed object testing product; and SilkObserver which provides object monitoring and diagnostic capabilities for eBusiness applications.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses increased 72% to $7.8 million, or 17% of total revenue, in 1999 compared to $4.5 million, or 11% of total revenue, in 1998. The increase in absolute dollars in general and administrative expenses is partly attributable to increased headcount and related bonuses, increased facility costs for our new office location in Lexington, Massachusetts from August 1998 and increased consulting, legal and accounting expenses. We anticipate that general and administrative expenses will increase in 2000 to support our expanding business.


AMORTIZATION OF GOODWILL

         Goodwill results from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. In 1999, amortization expenses remained the same as in 1998 at $1.5 million, which represents 3.2 % of total revenue in 1999, as compared to 3.7% in 1998.


 NON-RECURRING AND OTHER CHARGES

         During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of fifteen employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 we shifted our sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who focused sales efforts on these channel resellers. We also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, Segue recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million relates exclusively to severance and other employee-related costs associated with a restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000), which relates to severance of two senior vice presidents. As of December 31, 1999, we had made payments of approximately $882,000 related to the restructuring costs, and the related restructuring accrual balance was approximately $131,000.

         During the first quarter of 1999, we executed a restructuring plan to consolidate our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect our focus to our strongest product lines and better integrate the efforts of our product development teams. As a result, Segue recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. This restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of ten employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 1999, we had made payments of approximately $700,000 related to these costs, and the related restructuring accrual balance was approximately $300,000. At the time of the restructuring action, we expected to realize a reduction in recurring costs of approximately $1.5 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.

         In the fourth quarter of 1998, the Company recorded a charge of $1.5 million related to the Eventus and B&W acquisitions (see Note 10 to the Consolidated Financial Statements). This charge consisted primarily of investment banking, legal, accounting and other professional fees and related costs.

OTHER INCOME (EXPENSE)

         Interest income from cash, cash equivalents and short-term investments amounted to $1.2 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively. The decrease in interest income is related to the decrease in the average amount of invested funds.

         Interest expense amounted to $289,000 and $449,000 for the years ended December 31, 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES

         Segue recorded a provision for foreign and state income taxes of $174,000 and $140,000 for the years ended December 31, 1999 and 1998, respectively. There was no tax benefit for losses generated in the U.S. during 1999 and 1998 due to the uncertainty of realizing such benefits.

         Management has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


SOFTWARE REVENUE

         Software revenue increased 34% to $26.2 million in 1998 compared to $19.7 million in 1997. The increase is primarily the result of increased unit shipments, particularly resulting from the direct domestic sales force. These increased unit shipments were due to continued demand for products from existing customers and due to first-time buyers; the introduction of new and upgraded products; increased market acceptance of the families of products including Web application testing and load testing products introduced in 1997 and the expansion of our worldwide direct sales force. International product sales accounted for 16% and 10% of total product sales in 1998 and 1997, respectively, and increased for the factors noted above.

         Our mix of software revenue changed from 1997 to 1998. Total e-commerce software revenue represented 61% and 33% of total software revenue in 1998 and 1997, respectively. Our client/server products, our historical core product line, represented 39% and 67% of total software revenue for the years ended December 31, 1998 and 1997, respectively. The increase in e-commerce software revenue was due to the introduction in May 1997 and September 1997, respectively, of SilkTest and SilkPerformer, which target the e-commerce testing markets. The Silk product family in total represented 54% and 19% of total software revenue in 1998 and 1997, respectively. During 1998, Eventus intentionally curtailed selling certain of its royalty-bearing products which targeted the e-commerce testing market in order to concentrate its efforts on developing and selling new products. Consequently, e-commerce software revenue in 1998 consisted primarily of the Silk product family. QA Performer and SilkPerformer which target the load testing markets, in total represented 25% and 7% of total software revenue in 1998 and 1997, respectively.

         The rate of continued software revenue growth depends upon our ability to successfully generate and fill current software license orders, attract and retain skilled personnel and deliver timely new products and enhancements. Performance could also be affected by the efforts to integrate Eventus' and B&W's operations with those of the Company; the success of those integration efforts; and market acceptance of the new products: SilkControl, SilkPilot and SilkRealizer.


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

COST OF SOFTWARE

         Cost of software increased 17% to $4.3 million, or 16% of software revenue, in 1998 compared to $3.7 million, or 19% of software revenue, in 1997.

         The increase in cost of software in 1998 is due principally to (1) the amortization and write-off of the NRE fee and prepaid royalties totaling $0.9 million discussed below and (2) the amortization of $1.0 million for completed technology resulting from the December 1997 acquisition of SQLBench, offset by lower recurring royalty expenses of $1.3 million, resulting from the Company's intentional reduction in sales of royalty-bearing products during 1998, and by the cost of upgrading the installed base with new versions of various products.

         In March 1998 we entered into an agreement with a vendor whereby the vender licensed to us specific software for purposes of marketing and distribution. Under the terms of this agreement, as amended in October 1998, Segue (i) paid $780,000 in 1998 which represented a non-refundable NRE and initial license fee of $480,000 and guaranteed royalties of $300,000,
(ii) committed to spend $200,000 on defined marketing activities during the initial 18-month term and each subsequent one year term of the agreement, and
(iii) agreed to make guaranteed, annual royalty payments beginning October 1, 1999 of $300,000 for each one year term of the agreement. This agreement was terminated in June 1999.

         Through December 31, 1998, the NRE fee was being amortized into cost of software revenue on a straight-line basis over its estimated life of two years and the royalty expense was being recognized as cost of software based on sales of the related products. For the year ended December 31, 1998, amortization expense and royalty expense related to this agreement were approximately $180,000 and $10,000, respectively.

         As permitted under the agreement, Segue management decided in the first quarter of 1999 to cease selling the licensed product, due to the fact that the license was generating minimal sales and that management had determined to focus efforts on the EBMS products. Consequently, the Company wrote-off the remaining balances of $300,000 for the NRE fee and approximately $290,000 for the prepaid royalties as cost of software as of December 31, 1998. As of that date additional prepaid royalties of $77,000 were also written off.

         In December 1998, we entered into a five-year agreement with a vendor which provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of Segue products to the vendor's customer base. Under the terms of the agreement, we paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1998, other current assets included approximately $220,000 and other long-term assets included approximately $430,000 related to the guaranteed royalties.

COST OF SERVICES

         Cost of services increased 132% to $6.1 million, or 42% of services revenue, in 1998 compared to $2.6 million, or 33% of services revenue, in 1997.

         The increase in cost of services is primarily due to the utilization of third party consultants to assist in LiveQuality scenario testing solutions. The cost of third party consultants is generally higher than the cost of internal resources. The increases in amount and as a percentage of service revenue are also the result of increased investment in personnel needed to support the increased demand for training and consulting services. Headcount in the training and consulting and technical support groups increased 56% from December 31, 1997 to December 31, 1998.

SALES AND MARKETING

         Sales and marketing expenses increased 48% to $20.8 million, or 51% of total revenue, in 1998 compared to $14.1 million, or 51% of total revenue, in 1997. The principal reasons for the absolute dollar increase in sales and marketing expenses were increased headcount, increases in commissions as a result of higher revenue levels and increases in related travel costs.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased 21% to $8.6 million, or 21% of total revenue, in 1998 compared to $7.1 million, or 26% of total revenue, in 1997. The increase in absolute dollars in research and development expenses is mainly attributable to the operations of the Austria facility, which was only reflected in the Company's operating results from the beginning of 1998. Additionally, the increase is due to increased headcount. Research and development headcount, including that of the Austrian facility, increased approximately 10% from December 31, 1997 to December 31, 1998. The decrease in research and development as a percentage of total revenue is primarily due to the increase in total revenue. During 1998, Segue introduced several new products including SilkControl which is a web content management product and Eventus' principal product, SilkPilot, a CORBA-based distributed object testing product and a B&W product; and SilkRealizer which is for scenario testing and modeling. Subsequently in May 1999 management decided not to continue selling SilkControl.

GENERAL AND ADMINISTRATIVE

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

AMORTIZATION OF GOODWILL

         Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. Amortization expense increased to $1.5 million, or 3.7% of total revenue, compared to zero in 1997.

NON-RECURRING AND OTHER CHARGES

         In the fourth quarter of 1998, the Company recorded a charge of $1.5 million related to the Eventus and B&W acquisitions (see Note 10 to the Consolidated Financial Statements). This charge consisted primarily of investment banking, legal, accounting and other professional fees.

         In the fourth quarter of 1997, Segue recorded a charge of $117,000 related to the write-off of purchased research and development in process in conjunction with the SQLBench acquisition. In-process research and development identified at the acquisition date represented development projects in six areas that had not reached technological feasibility and had no alternative future use. The values of the in-process research and development projects were determined using a risk-adjusted, discounted cash flow approach reflecting each project's stage of completion at the acquisition date. In those cash flow projections of in-process technologies, we used discount rates ranging from 35% to 45%, as compared to a discount rate of 20% used to value the completed technology acquired in the transaction.

         The in-process research and development projects were focused on the predictive and design aspects of load testing, which we expected would allow users greater ability to perform load testing early in the development phase instead of waiting until deployment. The in-process technologies were expected to provide improved load testing tools for client/server and Internet environments.

         In addition to the $117,000 charge for acquired in-process technologies discussed above, we recorded in the fourth quarter of 1997 a charge of $718,000, consisting of severance and accelerated vesting of options related to the resignation of the Company's former President and Chief Executive Officer.

OTHER INCOME (EXPENSE), NET

         Other income, net decreased 29% to $1.5 million in 1998 compared to $2.2 million in 1997 mainly due to interest expense associated with the issuance of notes in December 1997 related to the SQLBench acquisition. In addition, the decrease is partly attributable to lower interest income caused by lower levels of investments.

PROVISION FOR INCOME TAXES

         The Company recorded a provision for foreign and state income taxes of $140,000 and $56,000 for the years ended December 31, 1998 and 1997, respectively. There was no tax benefit for losses generated in the U.S. during 1998 and 1997 due to the uncertainty of realizing such benefits.

         Segue management evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it was more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets as of December 31, 1998 were fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $20.7 million.

         Our operating activities utilized cash of $8.0 million in 1999, compared to $3.7 million in 1998. Cash utilized in 1999 primarily reflects net loss adjusted for depreciation of fixed assets and amortization of in-process research and development in connection with the SQLBench acquisition, as well as the change in accounts receivable as a result of our revenue growth and change in accounts payable, offset by increased accrued expenses and deferred revenue.

         Our investing activities utilized cash of $3.0 million in 1999 compared to $7.2 million in 1998. We purchased $4.3 million of property and equipment in 1999 compared to $2.7 million in 1998. The large increase consists primarily of a new management information system (ERP) implemented in 1999 as well as the infrastructure costs related to the opening of a technical support center in Northern Ireland during 1999. The increase in property and equipment was largely offset by net maturities of short-term investment. Additionally in 1999, we made payments of $2.6 million on acquisition related notes payable. Most of the cash used in investing activities was offset by net maturities of short-term investments.

         Our financing activities provided cash of $2.3 million and $3.7 million in 1999 and 1998, respectively, primarily due to the issuance of common stock upon the exercise of stock options. However, in 1999, the proceeds from stock options were offset by the payment of notes payable.

         In August 1998, we moved our corporate headquarters to Lexington, Massachusetts, under a lease which expires in October 2007. The annual rental rate is approximately $2.1 million. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

         We recognized a one-time pre-tax charge of approximately $1.0 million during the first quarter of 1999 related to a restructuring plan. The restructuring charge included approximately $830,000 for severance and other employee-related costs of the terminated staff and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 1999, we have utilized available cash, cash equivalents and investments to make payments of approximately $700,000 related to these costs, and the related restructuring accrual balance was approximately $300,000. We expect to pay the remaining balance in 2000. At the time of the restructuring action, we expected to realize a reduction in recurring costs of approximately $1.5 million annually as a result of the restructuring action. However, there can be no assurance that these benefits will be realized.

         We recognized non-recurring and other charges of approximately $1.5 million during the second quarter of 1999 of which $1.0 million related to a restructuring plan and $481,000 related to the severance of two executive officers. These restructuring and other charges includes approximately $118,000 of noncash charges and $1.3 million of cash payments for severance and other employee-related costs of terminated staff. As of December 31, 1999, we have utilized available cash, cash equivalents and investments to pay approximately $1.3 million of this amount, of which $882,000 was related to the restructuring.

         We currently expect to make future cash payments of the remaining balance of $200,000, of which $131,000 is related to the restructuring, in 2000. At the time of the restructuring action, we expected to realize a reduction in recurring costs of approximately $2.0 million annually as a result of this restructuring action. However, there can be no assurance that these benefits will be realized.

         During 1999, Segue implemented a new management information system
(ERP) for the cost of $2.2 million that consists of approximately $800,000 for hardware, software and related maintenance and approximately $1.4 million for implementation services. As of December 31, 1999, we had paid approximately $1.9 million for this project and expect to pay the remaining $300,000 in 2000.

         Segue opened a technical support center in Northern Ireland during July 1999. We expect to incur total infrastructure costs related to this location of approximately $1.2 million. This expenditure will be partially funded by a grant of approximately $300,000 awarded by the Northern Ireland Industrial Development Board (IDB) of which $261,000 has been granted and paid by IDB as of December 31, 1999. As of December 31, 1999, we had completed and equipped one of the two floors of the rented facility and paid approximately $700,000 of these total costs, and we expect to make additional cash payments of $100,000 for this project in 2000. The remaining $400,000 is reserved for future expansion that is still under management's consideration.

         In December 1999, we paid approximately $2.6 million for the repayment of SQLBench notes. These notes were issued in connection with the acquisition of SQLBench in December 1997. We expect to make the final note payment of approximately $900,000 in December 2000.

         Additional long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the potential opening of additional international offices, and the possible acquisition of software products or technologies complementary to our business. Assuming there is no significant change in our business, we believe that the existing cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet our working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

         The year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. If we, our significant customers, or our suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on our operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. To address these year 2000 issues with our internal systems, including information technology (IT) and non-IT systems, Segue implemented a program designed to deal with the most critical systems, packaged software applications, first. As of September 30, 1999, we had completed our year 2000 compliance testing for our internal software systems, including the new MIS system. All of the Company's core business hardware and software systems have been tested and are year 2000 compliant. The Company's internal desktop hardware systems were tested for year 2000 compliance and were found to be compliant. Additionally, the internal desktop software applications were tested and the Company determined that these systems needed appropriate "patches" which were applied to bring these systems into year 2000 compliance. The Company completed these upgrades during the fourth quarter of 1999. In addition, the Company implemented various types of contingency planning to address potential problem areas with internal systems, including a computer disaster recovery module which would allow the Company to recover any of its backups in the case of a disaster. All of our material systems were year 2000 compliant.

         We also initiated formal communications with our significant vendors, mainly of IT packaged applications, to determine the extent to which we would be vulnerable to those third parties' failure to remedy their own year 2000 issues. We received written assurances of year 2000 compliance from all significant vendors. Most of the vendors under existing contracts with Segue are under no contractual obligation to provide such information to us. We are taking steps with respect to new vendor agreements to ensure that the vendors' products and internal systems are year 2000 compliant.

         Through March 29, 2000, our operations appear to be fully functioning with regard to year 2000 matters and we have not experienced any significant issues associated with the year 2000 problem discussed above. Costs associated with modifications Segue made to make our systems year 2000 compliant were immaterial and we do not expect to incur additional material costs related to year 2000 issues. There can be no assurance, however, that a failure by another company's system to be year 2000 compliant would not have a material adverse affect on our business, operating results and financial condition.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding our future performance. Segue's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed below and else where in this form 10-K.

Our quarterly results may fluctuate. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing of introductions of our new products or product enhancements by those of our competitors; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; difficulty in predicting the size and timing of customer orders and the demand for Segue products generally; changes in operating expenses; whether we are able to successfully expand our sales and marketing program mix of our product and services sold; and general economic conditions. A substantial portion of our operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, Segue does not typically experience order backlog. Furthermore, Segue has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $27.2 million as of December 31, 1999. Segue had a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions, a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties and $2.5 million for the amortization of goodwill and completed technology related to the SQLBench acquisition; and a net loss of $15.9 million in 1999 which includes $2.0 million for restructuring costs, $481,000 for severance of senior executives, and $2.5 million for the amortization goodwill and completed technology related to the SQLBench acquisition. While we have experienced revenue growth in recent periods, continued growth at the same rate may not be sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Common Stock.

The development of a market for Segue products is uncertain. The market for automated software testing products is relatively new and undeveloped. Marketing and sales techniques in the automated software testing marketplace, as well as the bases for competition, are not well established. There can be no assurance as to the extent that a significant market for automated software testing products will develop or the extent to which Segue products will be accepted in that market. Although we believe that the current trend toward increased use of automated software testing will continue, a majority of software testing is still carried out manually, and there can be no assurance that the automated software testing market will enjoy continued growth.

         The success of Segue products focused on e-commerce and Internet applications will depend on our ability to stay current and continue to enhance our products to work with all of the prevalent technologies driving Internet applications. There can be no assurance that we will be able to effectively adapt our products to the prevalent technologies used on e-commerce applications or to successfully compete in the market for Internet-related products and services. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

We may have difficulty managing recent changes. Segue has been experiencing a period of rapid growth, including increases in the number of orders and changes in customers and personnel. This rapid growth has placed, and may continue to place, strains on our management, product offerings, services, operations and systems. To manage future growth effectively, we must expand, improve and effectively utilize our operational, management, marketing, sales and financial systems as necessitated by changes in our business. We have completed the implementation of a new management information system and opened a Technical Support Center in Northern Ireland in 1999, both of which could be disruptive. Additionally, as part in the restructuring plan of the first and second quarter of 1999, we have significantly changed our sales management team and consolidated the position of Senior Vice President of Research and Development with the position of Senior Vice President and General Manager of the executive management team. In conjunction with these management changes, we have also changed the structure of our internal organization by adding product divisions which relate to our eBusiness testing products. We have also refocused our sales and marketing approach to focus on e-commerce applications. There can be no assurance that we will be able to effectively manage such changes and such changes are likely to be disruptive.

We may be subject to risks associated with our past acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software, Inc. and Black & White Software, Inc. in two separate transactions. Our product range and customer base have increased in the recent past due in part to these acquisitions. These acquisitions provided us with technologies to expand our current line of eBusiness testing products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties, which may absorb significant management attention.

         In the future, Segue may acquire additional businesses or product lines. The recently completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

We may not be able to continue expansion of our sales force. We distribute our product and services primarily through our direct sales force. Our ability to continue to increase revenues in future periods will depend in large part on our ability to expand our direct sales force and provide a high level of technical consulting, training and customer support. We are in the process of hiring additional sales and support personnel to broaden our direct selling and distribution capabilities. We can not assure that we can build and train our sales force to satisfactorily meet increased revenue goals.

Segue faces significant competition from other software companies. The market for software quality management tools is new, intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do and, therefore, may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. We may not be able to respond quickly enough to competitive product offerings to be able to compete successfully in the future. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

         Segue's business could be adversely affected if its products contain errors. Software products as complex as ours may contain undetected errors or "bugs" which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

Segue's future success will depend on our ability to respond rapidly and effectively to technological and other changes. The nature of the automated software testing and eBusiness testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Failure to develop and introduce new products and enhancements successfully and on a timely basis, could have a material adverse effect on our business, operating results and financial condition. The emerging nature of the automated software testing and e-commerce testing markets requires that Segue continually improve the performance, features and reliability of its products, particularly in response to competitive offerings and evolving customer needs. We must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products. The development of technologies that result in new products or enhancements requires significant expenditures and utilization of resources. We may not be successful in developing such technologies or may not be able to keep pace with technological developments. We have acquired, and may in the future acquire, technologies to provide us with the tools to introduce new products or to enhance current products. The success of such acquisitions will depend in part on our ability to effectively integrate the technologies.

Certain lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a Former Chief Financial Officer of Segue, captioned Nathan Rice v Segue Software, Inc. et al. Civil No. 99-CV-
                    -----------   --------------------------
1089-IRGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
-----------------   ---------------------------
These cases were consolidated under the caption In Re: Segue Software Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000, but has not yet rendered a decision on the motions. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

         Various other claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations. While management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company, we cannot assure you that an adverse resolution of one or more of these cases would not have a material adverse affect on the Company's financial condition or results of operations.

Segue must hire and retain skilled personnel in a tight labor market. Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. There is intense competition for sales personnel and software engineers in our business, and there can be no assurance that Segue will be successful in attracting, integrating, motivating and retaining new sales personnel and software engineers. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We have completed the shift in our focus from general software testing to eBusiness testing. In 1997, we began to develop and acquire technology to provide automated software testing for Web-enabled software applications, including the acquisition of SQLBench in December 1997. These developments allowed us to extend our testing capabilities beyond distributed client/server applications with GUI front ends. In the second quarter of 1998, Segue introduced "LiveQuality," an eBusiness scenario testing solution. In the fourth quarter of 1998, we acquired Eventus Software, Inc. and Black & White Software, Inc. We anticipated that these acquisitions would provide us with other technologies to expand our current line of eBusiness testing products. Segue continued to develop and introduce other eBusiness products in 1999, including our eConfidence Solution packages called eConfidence Functionality, eConfidence Performance and eConfidence Production. Our shift from a general software testing company to an eBusiness testing company has resulted in significant changes in our (i) organizational structure, (ii) management personnel, (iii) product mix, and (iv) sales approach. These changes have required and continue to require significant management attention and have been and may continue to be disruptive. We are reviewing the changes made in the past year and may make additional changes to affect our shift. If we fail to effectively manage these changes, or make other changes that may be needed in connection with our shift to an eBusiness testing company, business, operating results and financial condition may be materially adversely affected.

We face many risks associated with international business activities. Segue derived approximately 12% of its total product sales from international customers in 1999. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

Our business operations may be affected by unexpected year 2000 problems. Although to date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, it is possible that our current products could contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, our software directly and indirectly interacts with a large number of third party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages. The risks of this litigation may be particularly acute due to the mission-critical applications for which our products are used.

Segue may be subject to risks associated with its business partner program. Although Segue has not historically sold significant amounts of its products through indirect channels, we intend to continue to develop system integrator sales as part of our business strategy. There can be no assurance that our efforts will result in an increase in revenues. Furthermore, we may be subject to certain distinct risks associated with system integrator sales. Our current business partners may not be able to effectively sell or continue to effectively sell our products or new products. We may not be able recruit additional or replacement business partners if any of our current business partners terminate their relationship with us. Segue licenses its products to business partners at a discount and such partners re-license the products to end-users. Our agreements with our business partners are non-exclusive and provide the business partners with 60-day price protection. Because our business partners generally order products after they have received purchase orders, there is no requirement that we repurchase any product. We typically do not grant our business partners a contractual right to return software products. When approved by management, however, we have accepted returns of certain software products and have provided an allowance for the specified products. Segue selects its business partners based on the partner's financial viability, product expertise and market focus. In order for our strategy to broaden market penetration through our business partner program to be successful, we must increase our unit sales to offset the discount we are providing to our business partners. There can be no assurance that we will succeed in the development of these programs. Moreover, selling through indirect channels may limit our contact with the end users of our products. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered and our ability to develop and maintain customer goodwill may be limited. Furthermore, our existing or future business partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, Segue will need to resolve potential conflicts among its sales force and business partners.

Segue could be subject to product liability claims. In selling its products, Segue relies primarily on "shrink wrap" licenses that contain, among other things, provisions protecting against the unauthorized use, copying and transfer of the licensed program and limiting Segue's exposure to potential product liability claims. However, these licenses are not signed by the licensees and the provisions of these licenses, including the provisions limiting Segue's exposure to product liability claims, may therefore be unenforceable under the laws of certain jurisdictions. Segue products may be used on applications that are critical to the operations of its customers' businesses. Any failure in a customer's application could result in a claim against Segue for substantial damages, regardless of our responsibility for such failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

Segue's success depends on our ability to protect our proprietary technology. Segue's success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have two issued patents and one additional application for patent filed with the United States Patent and Trademark Office. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue. If we were to discover that any of Segue products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful.

         Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.


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

         Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments - The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments for which fair value disclosure would be required under SFAS No.
107. All of the Company's investments are in investment grade securities with high credit ratings of relative short duration that trade in highly liquid markets and approximate fair value on the Company's books at December 31, 1999. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         Primary Market Risk Exposure - The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Currently, a majority of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in its international subsidiaries are denominated in local currency. The Company does not use derivative financial instruments to hedge foreign currency exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its foreign subsidiaries. To date, the net impact of foreign currency changes have not been material and is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition in the near term. The introduction of the Euro as a common currency for most members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign currency and business exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item 9 was previously reported in a current report on Form 8-K filed with the SEC on February 8, 2000. Such filing is incorporated herein by reference.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 concerning Segue's directors and officers is incorporated by reference to the information under the heading, "Election of Directors - Information Regarding the Nominees and Executive Officers" in Segue's 2000 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the Segue's 2000 Proxy Statement under the heading, "Compensation of Directors and Executive Officers".

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The information required by this Item 12 is incorporated by reference to the Segue's 2000 Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

                                                                                     Page
                                                                                     ----
         Table of Contents                                                            F-1
         Reports of Independent Certified Public Accountants                          F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-4
         Consolidated Statements of Operations for the Years Ended December 31,
           1999, 1998 and 1997                                                        F-5
         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997                                           F-6
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997                                                        F-7
         Notes to Consolidated Financial Statements                                   F-8

2. Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits. Documents listed below, except for documents identified by footnotes, are not being filed as exhibits herewith. Documents identified by footnotes are being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-27794.

         EXHIBIT NUMBER        DESCRIPTION OF EXHIBITS
         --------------        -----------------------

         3.1        (1)        Restated Certificate of Incorporation (Exhibit 3.2 of
                               Registration Statement on Form S-1 (File No. 333-
                                1488))

         3.2        (1)        By-Laws (Exhibit 3.3 of Registration Statement on
                               Form S-1 (File No. 333-1488))

         4.1        (1)        Specimen Certificate representing the Common Stock
                               (Exhibit 4.2 of Registration Statement on Form S-1
                               (File No. 333-1488))

         10.1       (1)        1996 Amended and Restated Incentive and Non-Qualified
                               Stock Option Plan

         10.2       (1)        1996 Employee Stock Purchase Plan

         EXHIBIT NUMBER        DESCRIPTION OF EXHIBITS
         --------------        -----------------------

         10.7       (1)        Form of Shareholder Rights Agreement, dated as of
                               February 8, 1996, entered into between the Registrant
                               and certain of its stockholders (Exhibit 10.9 of
                               Registration Statement on Form S-1 (File No.
                               333-1488))

         10.8       (1)        Form of Indemnification Agreement between the
                               Registrant and its directors and officers (Exhibit
                               10.10 of Registration Statement on Form S-1 (File No.
                               333-1488))

         10.10      (2)        Agreement and Plan of Merger by and among the
                               Registrant, SGE Merger Corp. and SQLBench
                               International, Inc. and the Stockholders of SQLBench
                               International, Inc. dated as of December 30, 1997

         10.11      (2)        Asset Purchase Agreement by and among the Registrant,
                               ARC - Dr. Ambichl & Dr. Reindl Communication GmbH and
                               the Stockholders of ARC - Dr. Ambichl & Dr. Reindl
                               Communication GmbH dated as of December 30, 1997

         10.12      (2)        Segue Software, Inc. Special Termination and Vesting
                               Plan adopted February 5, 1997

         10.14      (3)        Sublease Agreement dated March 31, 1998 by and between
                               MediaOne of Delaware, Inc. and the Registrant

         10.15      (4)        1998 Employee Stock Option Plan

         10.16      (5)        Agreement and Plan of Merger by and among the
                               Registrant, SSI Merger Corp. and Eventus Software,
                               Inc. and the Stockholders of Eventus Software, Inc.
                               dated as of December 3, 1998

         10.17      (6)        Agreement and Plan of Merger by and among the
                               Registrant, SBW Merger Corp. and Black & White
                               Software, Inc. ("B&W"), and the Stockholders of B&W
                               and beneficial owners of the outstanding capital stock
                               of B&W dated as of December 31, 1998

        *10.18                 Amendment No. 1 to Segue Software 1998 Employee Stock
                               Option Plan, as of December 17, 1999

        *10.19                 Lease Agreement dated November 5, 1999 by and between
                               Albright Properties and the Registrant

        *21.1                  Subsidiaries of the Registrant

        *23.1                  Consent of PricewaterhouseCoopers LLP

        *23.2                  Consent of Grant Thornton LLP

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

         *Filed herewith.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.

                              SEGUE SOFTWARE, INC.

                                  By:     /s/ STEPHEN B. BUTLER
                                          ---------------------

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

Signature                              Titles                                                       Date
---------                              ------                                                       ----

/s/ STEPHEN B. BUTLER                  President, Chief Executive Officer                           March 30, 2000
---------------------                  and Director (Principal Executive Officer)
Stephen B. Butler

/s/ DOUGLAS ZACCARO                    Chief Financial Officer                                      March 30, 2000
-------------------                    (Principal Financial Officer and
Douglas Zaccaro                        principal Accounting Officer)

/s/ JAMES H. SIMONS                    Chairman of the Board                                        March 30, 2000
-------------------
James H. Simons

/s/ LEONARD E. BAUM                    Director                                                     March 30, 2000
-------------------
Leonard E. Baum

/s/ JYOTI  PRAKASH                     Director                                                     March 30, 2000
------------------
 Jyoti Prakash

/s/ JOHN R. LEVINE                     Director                                                     March 30, 2000
------------------
John R. Levine

/s/ HOWARD L. MORGAN                   Director                                                     March 30, 2000
--------------------
Howard L. Morgan

                              SEGUE SOFTWARE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Reports of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998               F-4

Consolidated Statements of Operations for the Years Ended December 31,
  1999, 1998 and 1997                                                      F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997                                         F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
  1999, 1998 and 1997                                                      F-7

Notes to Consolidated Financial Statements                                 F-8

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Segue Software, Inc.


                  We have audited the accompanying consolidated balance sheet of Segue Software, Inc., as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Segue Software, Inc., as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP


Boston, Massachusetts
March 10, 2000

                       Report Of Independent Accountants

To the Board of Directors and
Stockholders of Segue Software, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Segue Software, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
April 15, 1999, except as to Note 15
which is as of February 7, 2000

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            December 31,
                                                        -------------------
                                                        1999           1998
                                                      --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                           $  7,429       $ 16,096
  Short-term investments                                13,287         17,335
  Accounts receivable, net of allowances
    of $600 and $608                                    12,014          8,823
  Other current assets                                   1,320          1,505
                                                      --------       --------
      Total current assets                              34,050         43,759

Property and equipment, net                              5,734          3,560
Completed technology, net                                  989          1,976
Goodwill, net                                            4,516          6,022
Other assets                                               277            962
                                                      --------       --------
      Total assets                                    $ 45,566       $ 56,279
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - current portion                     $    883       $  2,983
  Accounts payable                                       1,896          2,464
  Accrued compensation and benefits                      2,881          1,389
  Accrued royalties                                        147            377
  Accrued expenses                                       2,007          1,346
  Deferred revenue                                       8,407          4,296
                                                      --------       --------
      Total current liabilities                         16,221         12,855

Notes payable                                               --            883

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    9,000 shares authorized; no shares issued
    and outstanding                                         --             --

  Common stock, par value $.01 per share;
    30,000 shares authorized; 9,290 and 8,912
    shares issued and outstanding                           93             89

  Additional paid-in capital                            56,426         53,698
  Unearned compensation                                     --            (20)
  Accumulated deficit                                  (27,174)       (11,226)
                                                      --------       --------
      Total stockholders' equity                        29,345         42,541
                                                      --------       --------
      Total liabilities and stockholders' equity      $ 45,566       $ 56,279
                                                      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Year Ended December 31,
                                                               1999           1998           1997
                                                             --------       --------       --------
Revenue:
  Software                                                   $ 29,448       $ 26,249       $ 19,662
  Services                                                     16,973         14,599          7,977
                                                             --------       --------       --------
    Total revenue                                              46,421         40,848         27,639

Cost of revenue:
  Cost of software                                              2,762          4,291          3,673
  Cost of services                                              8,942          6,119          2,641
                                                             --------       --------       --------
    Total cost of revenue                                      11,704         10,410          6,314

Gross margin                                                   34,717         30,438         21,325


Operating expenses:
  Sales and marketing                                          29,461         20,764         14,071
  Research and development                                     10,224          8,571          7,084
  General and administrative                                    7,757          4,500          3,933
  Amortization of goodwill                                      1,506          1,506             --
  Non-recurring and other charges                               2,499          1,531            835
                                                             --------       --------       --------
    Total operating expenses                                   51,447         36,872         25,923
                                                             --------       --------       --------

Loss from operations                                          (16,730)        (6,434)        (4,598)
Interest expense                                                 (289)          (449)           (31)
Interest income                                                 1,245          1,970          2,186
                                                             --------       --------       --------
Loss before provision for income taxes                        (15,774)        (4,913)        (2,443)
Provision for income taxes                                        174            140             56
                                                             --------       --------       --------
Net loss                                                     $(15,948)      $ (5,053)      $ (2,499)
                                                             ========       ========       ========


Net loss per share - basic and diluted                       $  (1.76)      $  (0.59)      $  (0.32)

Weighted average shares outstanding - basic and diluted         9,041          8,626          7,761


The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                 Common Stock                                                          Total
                                            -----------------------     Additional      Unearned      Accumulated   Stockholders'
                                              Shares    Par value    Paid-in Capital   Compensation     deficit        Equity
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1996                   7,619       $     76       $ 46,391        $   (440)    $ (3,674)      $ 42,353
  Return of capital - B&W                                                      (49)                                        (49)
  Issuance of common stock
    under stock plans                            291              3            924                                         927
  Issuance of common stock,
    net of issuance costs                         55              1            513                                         514
  Issuance of restricted common stock
    for acquisition                              144              1          1,539                                       1,540
  Compensation cost related to
    stock options                                                              523                                         523
  Stock options cancelled and
    amortization of unearned compensation                                     (192)            335                         143
  Net loss                                                                                               (2,499)        (2,499)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1997                   8,109             81         49,649            (105)      (6,173)        43,452
  Return of capital - B&W                                                      (15)                                        (15)
  Issuance of common stock
    under stock plans                            753              8          3,088                                       3,096
  Issuance of common stock,
    net of issuance costs                         50                           989                                         989
  Stock options cancelled and
    amortization of unearned compensation                                      (57)             85                          28
  Compensation cost related to stock
    options and warrants                                                        44                                          44
  Net loss                                                                                               (5,053)        (5,053)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1998                   8,912             89         53,698             (20)     (11,226)        42,541
  Issuance of common stock
    under stock plans                            378              4          2,623                                       2,627
  Compensation costs related to
    stock options                                                              118                                         118
  Stock options cancelled and
    amortization of unearned compensation                                      (13)             20                           7
  Net loss                                                                                              (15,948)       (15,948)
                                            -------------------------------------------------------------------------------------
Balance at December 31,1999                    9,290       $     93       $ 56,426        $     --     $(27,174)      $ 29,345
                                            =====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                                1999            1998           1997
                                                                              --------       --------       --------
Cash flows from operating activities:
  Net loss                                                                    $(15,948)      $ (5,053)      $ (2,499)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              4,667          4,480          1,342
      Charge for purchased research and development
        in process                                                                  --             --            117
      Loss on disposal of property and equipment                                    --              4              4
      Noncash compensation charges                                                 118             10            666
      Write-off of other assets                                                     --            378             --
      Changes in operating assets and liabilities,
        net of effects of acquisitions:
          Accounts receivable                                                   (3,191)        (3,589)          (618)
          Other current assets                                                     185           (886)           590
          Other assets                                                             701           (433)
          Accounts payable                                                        (568)           687            616
          Accrued expenses, royalties, compensation
            and benefits                                                         1,923           (215)             1
          Deferred revenue                                                       4,111            879            812
                                                                              --------       --------       --------
Net cash provided by (used in) operating activities                             (8,002)        (3,738)         1,031
                                                                              --------       --------       --------

Cash flows from investing activities:
  Additions to property and equipment                                           (4,348)        (2,678)        (1,401)
  Additions to other assets                                                        (16)          (735)          (368)
  Acquisition of businesses                                                         --             --         (4,499)
  Payments of notes payable for acquisition                                     (2,649)          (883)            --
  Maturities of short-term investments                                          35,229         16,200         57,725
  Purchases of short-term investments                                          (31,181)       (19,150)       (38,018)
                                                                              --------       --------       --------
Net cash provided by (used in) investing activities                             (2,965)        (7,246)        13,439
                                                                              --------       --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                        7            989            514
  Proceeds from issuance of notes payable                                           --            110            299
  Payments of notes payable                                                       (334)          (493)          (308)
  Proceeds from exercise of stock options and
    stock purchase plan                                                          2,627          3,096            926
  Return of capital to shareholders                                                 --            (15)           (49)
                                                                              --------       --------       --------

Net cash provided by financing activities                                        2,300          3,687          1,382
                                                                              --------       --------       --------

Net increase (decrease) in cash and cash equivalents                            (8,667)        (7,297)        15,852
Cash and cash equivalents, beginning of the year                                16,096         23,393          7,541
                                                                              --------       --------       --------
Cash and cash equivalents, end of the year                                    $  7,429       $ 16,096       $ 23,393
                                                                              ========       ========       ========

Supplemental disclosure of noncash investing and financing transactions:
  Issuance of notes payable for acquisition                                   $     --       $     --       $  4,415
  Issuance of restricted common stock for acquisition                         $     --       $     --       $  1,540
Cash paid during the year for interest                                        $    286       $    419       $     58

The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Segue Software, Inc. and its subsidiaries (hereafter, collectively, "Segue" or the "Company") develop, market and support software products, and provide related professional services, for the management and testing of eBusiness applications. The Company's products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the growing number of application components, and shorten the time required to develop and deploy these mission critical applications. The Company's products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

OPERATING MATTERS

The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $27.2 million at December 31, 1999. As a result, the Company has used, and expects to continue to use, significant amounts of cash, cash equivalents and short-term investments to fund its operations.

Management has taken certain steps to improve operating results in fiscal 2000 including the recent transformation of its product from a client/server environment to products providing e-Business solutions. Additionally, the Company plans to continue its increased product development, marketing and selling expenditures in an effort to increase revenue.

Additional long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the potential opening of additional international offices, and the possible acquisition of software products or technologies complementary to the Company's business. There are no assurances, however, that the actions taken or to be taken by the Company will achieve the above intended objectives.

Management believes that the existing cash, cash equivalents and short-term investments as well as cash flow from operations will be sufficient to meet working capital requirements for at least the next twelve months.

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

REVENUE RECOGNITION

Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated to post contract customer support (maintenance) is generally recognized ratably over the term of the support, and revenue allocated to service elements (training and consulting) is generally recognized as the services are performed.

The Company recognizes revenue from software licenses upon product shipment and receipt of a signed purchase order or contract, provided that collection is probable and the other revenue recognition criteria of SOP 97-2 are met. The Company's products do not require significant modification or customization of software.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post contract customer support (maintenance) and service revenue (training and consulting) which is not yet earned is included in deferred revenue.

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

The following table sets forth the activity in the Company's allowance for bad debts and sales returns:

                                            Charges to
                        Balance at the       General &                                     Balance at the
                       Beginning of the   Administrative    Offsets to      Write-offs,        End of
Year Ended:                 Year             Expense      Product Revenue      net            the Year
                      -----------------------------------------------------------------------------------
December 31, 1997        $ 223,000         $ 201,000        $ 247,000       $ (217,000)       $ 454,000
December 31, 1998        $ 454,000         $ 203,787        $ 666,644       $ (716,431)       $ 608,000
December 31, 1999        $ 608,000         $ 225,000        $ 284,000       $ (517,000)       $ 600,000

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

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average rates in effect during the period. The resultant translation adjustments to date have been insignificant. Foreign currency transaction gains and losses are included in results of operations.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper (approximately $21 million at December 31, 1999). The Company has classified its securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to stockholders' equity. As of December 31, 1999 and 1998, unrealized gains and losses on securities were not material.

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

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG LIVED ASSETS

Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected future cash flows from such assets. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles and changes in management's market emphasis.


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

COMPREHENSIVE LOSS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date the Company's comprehensive income items have consisted exclusively of foreign translation adjustments. For the years ended December 31, 1999, 1998 and 1997, comprehensive loss substantially equaled net loss.

SEGMENT REPORTING

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the manner in which public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, requires disclosures about products and services, major customers, and geographic areas. Information related to segment reporting is included in Note 11.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our results of operations, financial position or cash flows.

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

On December 3, 1998, the Company acquired all of the outstanding capital stock of Eventus in exchange for 312,990 shares of the Company's common stock and the conversion of all Eventus outstanding common stock options and warrants into options and warrants to purchase 31,951 shares of the Company's common stock. This acquisition was accounted for using the pooling-of-interests method and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition presented herein have been restated to reflect the financial position, results of operations and cash flows of Eventus. Founded in September 1996 and based in California, Eventus' principal product manages the assembly and deployment of web applications. Eventus had approximately 20 employees at the time of the acquisition.

The following information presents certain statement of operations data (in thousands) of Segue, Eventus and B&W for the periods prior to the acquisitions.

                                                 Year Ended December 31,
                                                 -----------------------

                                              1998                    1997
                                              ----                    ----
        Revenue:
           Segue                            $36,167                $21,794
           Eventus                              789                  2,197
           B&W                                3,892                  3,648
                                              -----                  -----

                Total revenue               $40,848                $27,639
                                            =======                =======

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Net loss:
           Segue                            $(3,267)                     $(610)
           Eventus                           (2,358)                      (730)
           B&W                                  572                     (1,159)
                                            -------                     -------

                Net loss                    $(5,053)                    $(2,499)
                                            =======                     =======

Acquisition costs of $1.5 million, consisting primarily of investment banking, legal, accounting and other professional fees, were charged to operations in the fourth quarter of 1998. Prior to the mergers, there were no intercompany transactions between Segue, Eventus, and B&W.

On December 30, 1997, the Company acquired both SQLBench International, Inc. and ARC - Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as "SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method. Accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements from the date of acquisition. The combined purchase had an aggregate consideration of approximately $10.6 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.5 million. The purchase price was allocated $3.0 million to completed technology, which is being amortized over three years; $117,000 to purchased research and development in process; and $7.5 million to goodwill, which is being amortized over five years. The purchased research and development in process had not reached technological feasibility, had no alternative future use and was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products and reflecting each project's stage of completion at the acquisition date. Consequently, at the date of acquisition, the $117,000 allocated to purchased research and development in process was recorded as a non-recurring charge. For the years ended December 31, 1999 and 1998, accumulated amortization related to completed technology was $1,975,000 and $988,000, respectively, and accumulated amortization related to goodwill was $3,012,000 and $1,506,000, respectively.

Set forth below are unaudited pro forma combined results of operations of the Company and SQLBench as if the SQLBench acquisition had been completed at the beginning of 1997. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of SQLBench been completed as of January 1, 1997 (amounts in thousands, except per share data).

                                                             Year Ended December 31,
                                                              1997                1996
                                                              ------------------------
                Net revenue                                 $28,049            $22,306
                Net loss                                    $(3,332)             $(737)
                Net loss per share - basic and diluted      $(0.42)            $(0.13)

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.      OTHER ASSETS

In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 in 1998, which represented a non-refundable non-recurring engineering and initial license fee ("NRE") of $480,000 and guaranteed royalties of $300,000. Under this agreement, an additional $200,000 for guaranteed royalties was to be paid by September 30, 1998. In October 1998, the parties amended this agreement to, among other things, remove the Company's obligation to make the remaining payment for guaranteed royalties (see Note 9). The NRE fee was being amortized into cost of software revenue on a straight-line basis over its estimated life of two years, and the royalty expense was being recognized as cost of software revenue based upon sales of the related products. For the year ended December 31, 1998, amortization expense and royalty expense related to this agreement was approximately $180,000 and $10,000, respectively.

Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the EBMS products, the Company wrote off the remaining balances of the NRE ($300,000) and prepaid royalties ($290,000) as cost of software as of December 31, 1998. Additionally in the fourth quarter of 1998, the Company wrote off $77,000 of other prepaid royalties, based on an analysis of their recoverability.

In December 1998, the Company entered into a five-year agreement with a vendor that provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1999 and 1998, other current assets included approximately $220,000 for both years and other long-term assets included approximately $210,000 and $430,000, respectively, related to the guaranteed royalties. Royalty expense is recognized as cost of software revenue based upon qualified sales of the Company's products and amounted to $220,000 and $0 for the years ended December 31, 1999 and 1998, respectively.


4.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (in thousands):

                                                                 1999                       1998
                                                                 ----                       ----
        Computer equipment                                     $8,764                      $5,514
        Office equipment                                          403                         145
        Furniture and fixtures                                  1,131                         962
        Leasehold improvements                                    660                         456
                                                              -------                      ------

                                                               10,958                       7,077
        Accumulated depreciation and amortization             (5,224)                      (3,517)
                                                              -------                      -------

              Total                                            $5,734                      $3,560
                                                              =======                      ======

Depreciation and amortization of property and equipment totaled $1,964,000, $1,514,000, and $1,096,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       NOTES PAYABLE

In conjunction with the SQLBench acquisition on December 30, 1997, the Company issued $4.4 million of notes payable that bear interest at the designated prime rate (8.5% at December 31, 1999). These notes become subordinated debt upon the issuance of qualified Senior Debt, as defined by the note agreements. As of December 31, 1999 and 1998, these notes were not subject to subordination.

Subject to certain acceleration terms set forth below, the notes mature on December 30, 2002. Interest is payable in arrears semi-annually beginning on June 30, 1998 and on each December 31 and June 30 thereafter. If the holders of the notes terminate employment with the Company prior to December 30, 2000, no interest shall accrue with respect to any period following such termination. In the event that the note holders are either (i) employed by the Company as at certain defined dates or (ii) terminated by the Company without cause or by reason of death or permanent disability, remaining payments under the notes shall be made on December 30, 2000.

At December 31, 1999 and 1998, respectively, $883,000 and $2,649,000 was recorded as the current portion of long-term debt related to this note.

In February 1997, B&W obtained a $350,000 revolving line of credit (increased to $500,000 in November 1997) and an $85,000 term note with a bank, both of which bore interest at the bank's prime rate plus 1.50%. At December 31, 1998, $334,000 was outstanding under these notes. The notes were paid in full in January 1999.

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


6.      STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company's Certificate of Incorporation authorizes 30 million shares of $.01 par value common stock and 9 million shares of $.01 par value preferred stock; 4 million shares of such 9 million shares of preferred stock are designated as Series A preferred stock.

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

In November 1998, the Company established the 1998 Employee Stock Option Plan (the "1998 Option Plan"). On December 17, 1999, the Board of Directors approved an amendment to increase by 250,000 the number of shares authorized for issuance under the 1998 Option Plan. The 1998 Option Plan, as amended, provides for grants of nonqualified options to purchase up to 1.25 million shares of the Company's common stock to employees and consultants of the Company.

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

With the acquisition of B&W on December 31, 1998, the Company assumed 41,870 outstanding stock options (adjusted for the merger exchange ratio of 0.112405 common B&W shares for each share of the Company's common stock) representing all of B&W's obligations under its existing stock option plan. The assumed stock options were granted to employees of B&W at the fair market value of the B&W common stock at the date of grant, as established by the B&W Board of Directors, and expire 10 years from the date of grant. Vesting was established by the B&W Board of Directors and generally occurs over a four year period, with 50% vesting on the second anniversary of the grant date, and 25% vesting on each of the third and fourth anniversary of the grant dates. As of December 31, 1998, 56,202 shares (adjusted for the merger exchange ratio) were authorized under the B&W stock option plan, with 14,332 shares available for future grants. No additional stock options will be granted under the B&W plan.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table summarizes activity of the Company's option plans since December 31, 1996. Information with respect to Eventus and B&W stock options has been retroactively restated to reflect their merger exchange ratios noted above.

                                                                                     Weighted
                                                                                      average
                                                                  Shares             exercise
                                                               in thousands            price
                                                               ------------          --------
         Outstanding at December 31, 1996                            1,899           $  6.43
                               Granted                               1,202           $ 10.49
                              Exercised                               (250)          $  2.33
                              Cancelled                               (379)          $ 10.20
                                                               -------------
         Outstanding at December 31, 1997                            2,472           $  8.24

                               Granted                               1,107           $ 17.40
                              Exercised                               (711)          $  3.88
                              Cancelled                               (468)          $ 12.81
                                                               -------------
         Outstanding at December 31, 1998                            2,400           $ 12.87

                               Granted                               1,601           $  9.31
                              Exercised                               (320)          $  2.08
                              Cancelled                             (1,193)          $ 14.34
                                                               -------------
         Outstanding at December 31, 1999                            2,488           $ 10.68
                                                               =============

As of December 31, 1999, 1998, and 1997, options to purchase 645,800, 552,000 and 906,000 shares, respectively, were exercisable with weighted average exercise prices of $10.19, $7.67 and $4.90 per share, respectively. As of December 31, 1999, approximately 497,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.

For various price ranges, weighted average information for options outstanding at December 31, 1999 was as follows:

                                    Options Outstanding                                     Exercisable Options
                    ----------------------------------------------------         -------------------------------------
                                      Weighted average      Weighted                                    Weighted
     Range of                           remaining life      average                                      average
  exercise prices        Shares           (in years)     exercise price                Shares        exercise price
                    ----------------------------------------------------         -------------------------------------
                     (in thousands)                                               (in thousands)

$0.75 - 6.31               252               6.43                $  4.59                 84                    $  2.10
$6.38 - 6.38               299               6.97                $  6.38                 39                    $  6.38
$7.25 - 8.90               384               8.50                $  7.83                 66                    $  8.04
$9.00 - 9.00               370               7.64                $  9.00                189                    $  9.00
$9.25 - 11.75              310               8.09                $ 10.21                105                    $ 10.15
$11.88 - 13.38             259               8.83                $ 12.25                 20                    $ 12.86
$13.69 - 16.13             265               8.91                $ 14.69                 55                    $ 15.02
$16.69 - 22.25             349               8.90                $ 19.86                 88                    $ 20.24
                          -----                                                         ---

$.075 - $22.25            2,488              8.06                $ 10.68                646                    $ 10.19
                          =====                                                         ===

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

In February 1996, the Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the "ESPP"), which made available 100,000 shares of the Company's common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation. In June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. As of December 31, 1999, approximately 136,000 shares have been issued under the ESPP.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") was issued. SFAS 123 required the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS 123 in 1997 and elected the disclosure-only alternative. Had compensation cost for the Company's stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

                                                                1999                  1998             1997
                                                                ----                  ----             ----
      Net loss                          As reported            $(15,948)             $(5,053)         $(2,499)
                                        Pro forma              $(19,182)             $(7,644)         $(4,668)
      Net loss per common
      share - basic and diluted         As reported             $(1.76)               $(0.59)         $(0.32)
                                        Pro forma               $(2.12)               $(0.89)         $(0.60)

For the years ended December 31, 1999, 1998 and 1997, total compensation cost recognized in pro forma net loss for stock-based employee compensation awards was $3,234,000, $2,591,000 and $2,169,000, respectively. Since the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of the stock options granted during 1999, 1998 and 1997 was $5.15, $9.65, and $5.74 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.3%, 5.0%, and 6.1%; dividend yield of 0%; expected life of five years; and expected volatility of 60%, 59%, and 59%. For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 1999, 1998, and 1997: risk-free interest rate of 4.6%, 5.5%, and 5.3%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 108%, 60% and 60%, respectively.

Options to purchase approximately 2,488,000, 2,400,000 and 2,472,000 shares of common stock were outstanding for the years ended December 31, 1999, 1998 and 1997, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been antidilutive.

7.      EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) plans under which all U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 1999, 1998 or 1997.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.      INCOME TAXES

Income (loss) before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):


                                                              1999               1998              1997
                                                              ----               ----              ----
Loss before income taxes:
             United States                                   $(16,359)             $(5,107)        $(2,443)
             Foreign                                              585                  194               0
                                                             --------              -------         -------
                Total loss before income taxes               $(15,774)             $(4,913)        $(2,443)
                                                             ========              =======         =======

Provision for (benefit from) income taxes:

Current:
             Foreign                                          $   114              $    71         $    0
             State                                                 60                   69              56
                                                             --------              -------         -------
             Total Current                                    $   174              $   140         $   56
                                                             --------              -------         -------

Deferred:    Federal                                          $(5,372)             $(1,167)         $ (551)
             Foreign                                              (22)                 (26)
             State                                             (1,244)                (192)           (167)
             Change in valuation allowance                      6,638                1,385             718
                                                             --------              -------         -------
             Total deferred tax provision                          --                   --              --

             Total tax provision                              $   174              $   140          $   56
                                                             ========              =======          ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

                                                                         1999                  1998
                                                                         ----                  ----
Gross deferred tax assets:

                     Net operating losses                              $ 10,832              $ 5,436
                     Intangible assets                                    1,468                  695
                     Accounts receivable                                    250                  198
                     Accrued expenses & deferred compensation               206                  115
                     Fixed assets                                           102                   42
                     Research and experimentation credits                 1,558                  936
                                                                     ----------           ----------
                     Total assets                                        14,416                7,422

Valuation Allowance                                                     (14,416)              (7,422)
                                                                     ----------           ----------
Net Deferred Tax Asset (Liability)                                     $      0              $     0
                                                                     ==========           ==========

Of the changes in the valuation allowance described above approximately $356,000, $3,902,000 and $3,119,000, respectively relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $28.6 million, of which $10.5 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $21.6 million, of which at least $2.6 million is subject to annual limitations on utilization; and $1,152,000 of federal and $616,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2000 through 2019 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31 (in thousands):

                                                                             1999          1998         1997
                                                                             ----          ----        -----
       U.S. federal statutory tax                                          $(5,423)      $(1,670)       $(831)
       S Corporation (income) loss taxed
            at shareholders' level (Black & White)                              --          (194)         456
       State tax provision, net                                               (781)          (81)         (74)
       Foreign rate differential                                                 6             4
            Federal and state tax credits                                     (622)                        --
       Nondeductible acquisition costs                                          --           520           30
       Change in valuation allowance                                         6,638         1,385          718
       Amortization of nondeductible goodwill                                  218           218           --
       Other                                                                   138           (42)        (243)
                                                                           -------       -------        -----

       Effective tax                                                          $174          $140          $56
                                                                           =======       =======        =====

9.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891RGS.
          -------------  ---------------------------
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
-------------------  ---------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                -------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000, but has not yet rendered a decision on the motion. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. Segue believes the defense of the claims could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Various other claims, charges and litigation have been asserted or commenced against the Company arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

LEASE COMMITMENTS

In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating lease that expires in 2007. The Company has an obligation to provide a security deposit of up to approximately $2.2 million if the Company's current assets become less than $20.0 million. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million. The Company also leases certain U.S. and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases with non-cancelable terms are as follows as of December 31, 1999 (in thousands):

                                                     Amount
                                                     ------
                     2000                            $3,540
                     2001                             3,086
                     2002                             2,937
                     2003                             2,846
                     2004                             2,838
                  Thereafter                          6,120
                                                    -------
                    Total                           $21,367
                                                    =======

Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $2.6 million, $1.9 million and $1.3 million, respectively.

ROYALTY COMMITMENTS

The Company participates in royalty arrangements with third parties and as revenues from the related products are recognized, the Company records the related royalty expense.

10.  NON-RECURRING AND OTHER CHARGES

During the second quarter of 1999, The Company restructured its product development operations and delayed indefinitely the introduction of the Eventus product, SilkControl. These activities were aimed at reducing costs associated with the development of that product and enhancing the sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who focused sales efforts on these channel resellers. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million relates exclusively to severance and other employee-related costs associated with a restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000), which relates to severance of two senior vice presidents. As of December 31, 1999, the Company

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had made payments of approximately $882,000 related to the restructuring costs, and the related restructuring accrual balance was approximately $131,000.

        During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus to its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 1999, the Company had made payments of approximately $700,000 related to these costs. The related restructuring accrual balance was approximately $300,000.

In the fourth quarter of 1998, the Company recorded a charge of $1.5 million, of which substantially all was paid in fiscal 1998, consisting primarily of investment banking, legal, accounting, and other professional fees, related to the Eventus and B&W acquisitions.

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

11.  SEGMENT REPORTING

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

                                                     1999              1998                1997
                                                     ----              ----                ----
                                                        Gross               Gross               Gross
                                              Revenue   Margin    Revenue   Margin    Revenue   Margin
                                              -------   -------   -------   -------   -------   -------
Operating Segments:
     eBusiness product licenses               $28,434             $16,125             $ 6,544
     Client/server testing product licenses     1,014              10,124              13,118
                                              -------             -------             -------
             Total software                   $29,448             $26,249             $19,662
                                              -------             -------             -------
     Training and consulting                  $ 8,088   $ 1,222   $ 7,373   $ 2,712   $ 2,320   $   701

     Maintenance                                8,885     6,809     7,226     5,768     5,657     4,635
                                              -------   -------   -------   -------   -------   -------
             Total services                   $16,973   $ 8,031   $14,599   $ 8,480   $ 7,977   $ 5,336
                                              -------   -------   -------   -------   -------   -------

             Total revenue                    $46,421             $40,848             $27,639
                                              =======             =======             =======

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

                                                Total Revenue                                 Long Lived Assets
                                                -------------                                 -----------------
                                     1999            1998           1997              1999             1998         1997
                                     ----            ----           ----              ----             ----         ----

       United States               $42,518         $35,792         $25,413           $ 5,161         $ 4,995       $ 3,906
       Foreign                       3,903           5,056           2,226               850             197           144
                                   -------         -------         -------           -------         -------       -------

                                   $46,421         $40,848         $27,639           $ 6,011         $ 5,192       $ 4,050
                                   =======         =======         =======           =======         ========      =======


Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer accounted for 10% or more of total revenue in 1999, 1998 or 1997.

                              SEGUE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)