Form 10-K/A
period 1999-12-31
SEGUE SOFTWARE INC
filed 2000-05-01
CIK 894572

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________
                                  FORM 10-K/A

     [X]  ANNUAL REPORT PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to    .
                                                  ---    ---

                          Commission File No. 0-27794
                                              -------

                             SEGUE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                             95-4188982
          (State or other                     (I.R.S.  Employer
          incorporation or organization)      Identification No.)

              201 SPRING STREET, LEXINGTON, MASSACHUSETTS  02421
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (781) 402-1000

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $63,321,017, based on the closing price on such date of the Company's Common Stock on the Nasdaq ("Nasdaq") National Market. As of April 13, 2000, 9,378,938 shares of Common Stock, $.01 par value per share (the "Common Stock"), were outstanding.

Part III, Items 10, 11, 12 and 13 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 is hereby amended and restated in full as follows:

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following biographical descriptions set forth certain information with respect to the Nominees for election as directors at the Company's 2000 Annual Meeting of Stockholders and the executive officers who are not directors, based on information furnished to the Company by each director and officer. The following information is as of April 13, 2000.

INFORMATION REGARDING THE DIRECTORS AND NOMINEES FOR ELECTION AS DIRECTORS

    JAMES H. SIMONS has been Chairman of the Board since 1992 and a director since 1988. Since 1982, Dr. Simons has been the President and Chairman of Renaissance Technologies Corp. Dr. Simons also is a member of the Board of Directors of the following publicly held companies: Cylink Corp. and Franklin Electronic Publishers, Inc. He is 61 years old.

    STEPHEN B. BUTLER has served as Chief Executive Officer and as a director of the Company since September 5, 1997. Mr. Butler was elected to the office of President in January 1998. Prior to joining the Company, Mr. Butler served as President and Chief Executive Officer of TriQuest Design Automation Inc., an electronic design automation company, from October 1995 to July 1997. Prior to that, Mr. Butler held senior management positions at Quickturn Design Systems, Inc., an electronic design automation company where he served as Senior Vice President of Sales, Marketing and Support from May 1993 until July 1995, and as Vice President of Sales from July 1991 until May 1993. He is 43 years old.

    LEONARD E. BAUM has been a director of the Company since 1992. Dr. Baum is currently an officer of three investment firms, Curfin International Ltd. and Rieton Corporation, of which he has served as President since 1980 and 1993, respectively, and Lebam Advisers, Inc., of which he has served as Vice President and a director since 1979. In addition, Dr. Baum has been a securities and commodities trader for Zeta Partners and a trustee of Lebam Advisers Pension Plan and Trust since 1993. He is 68 years old.

    JOHN R. LEVINE has been a director of the Company since 1992. Since 1991, Dr. Levine has been employed by I.E.C.C., an Internet and computer services consulting company. He is 45 years old.

    HOWARD L. MORGAN has been a director of the Company since 1992. Since June 1989, Dr. Morgan has been the President of The Arca Group, Inc., a high technology consulting and investment management firm and since January 1999 he has also been a general partner of IdeaLabs, an Internet company incubator. Dr. Morgan serves on the Board of Directors of the following publicly held companies: Cylink Corp., Franklin Electronic Publishers, Inc., Infonautics Inc. and Kentek Information Systems, Inc. He is 53 years old.

    JYOTI PRAKASH has served as Senior Vice President and General Manager of Worldwide Product Development since June 1999. Prior to joining the Company, Mr. Prakash served as Vice-President of Engineering at MediaWay, Inc., an e-commerce software company, from June 1997 to June 1999. Prior to that, Mr. Prakash held Vice President of Engineering positions at MediaLink, a networking software company, from March 1996 to May 1997, and Chorus Systems, a software company, from January 1995 to March 1996. Prior to that, Mr. Prakash served as Vice President of Software at Quickturn Design, Inc., an electronic design automation company, from June 1990 to January 1995. He is 56 years old.

INFORMATION REGARDING THE EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    DOUGLAS ZACCARO joined the Company in May 1999 and has served as Chief Financial Officer of the Company since March 2000. From February 2000 to March 2000, he served as Vice President and Corporate Controller and Acting Chief Financial Officer of the Company, after serving as Vice President and Corporate Controller from January 2000 to February 2000, and Corporate Controller from May 1999 to December 1999. Mr. Zaccaro served as a consultant to the Company, providing Controller services from April 1999 until May 1999 when he joined the Company as Corporate Controller. Prior to that, Mr. Zaccaro was Vice President of Finance and Administration at Aranex Corporation (formerly IDEAssociates/IDEA) from June 1996 to June 1998, and was Controller at Aranex Corporation from March 1992 to June 1996. He is 51 years old.

    ANTHONY G. KOLISH joined the Company in September 1995 and has served as Senior Vice President of Operations since March 2000. From February 1998 to February 2000, he served as Senior Vice President of Services of the Company. Prior to that, Mr. Kolish served as Vice President of Services, Director of Marketing Strategy and Director of Product Management. Prior to joining the Company, Mr. Kolish served as Senior Systems Manager at Fidelity Investments from January 1994 until August 1995. He is 40 years old.

    ALEXANDER M. LEVI joined the Company in December 1997 as Senior Vice President of International Operations and has served as Senior Vice President of Worldwide Operations since October 1998. Prior to that, Mr. Levi served in a variety of roles at Quickturn Design Systems, Inc., an electronic design automation company, from February 1991 until he joined the Company. Mr. Levi's most recent role at Quickturn Design Systems was that of Vice President of Asia Pacific Operations, which he held from October 1996 until he joined the Company. He is 42 years old.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater than 10% shareholders are required by applicable regulations to furnish the Company with copies of all reports filed by such persons pursuant to Section 16(a) of the Exchange Act and the rules and regulations promulgated thereunder. Based solely on its review of the copies of such reports received by it, the Company believes that for the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and such 10% beneficial owners were complied with, except that one report for Jyoti Prakash, relating to becoming a reporting person and one report for Leonard Baum, relating to one transaction, were inadvertently not filed on a timely basis. As of the date of this proxy statement all such reports have since been filed.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table provides certain information for the fiscal years ended December 31, 1997, 1998 and 1999 concerning compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the four other most highly compensated persons who were serving as executive officers of the Company as of December 31, 1999, and one other most highly compensated person who served as an executive officer in 1999, but was not serving as an executive officer of the Company as of December 31, 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities.

                                                    SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                             ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                       -----------------------------------------------------
                                                                       COMMISSIONS AND        SECURITIES                ALL OTHER
NAME AND PRINCIPAL POSITION(S)                 YEAR       SALARY          BONUSES        UNDERLYING OPTIONS          COMPENSATION
 -----------------------------------------------------------------------------------------------------------------------------------
Stephen B. Butler.........................    1999        $250,000           $     --                     --          $       --
  President and Chief Executive Officer       1998         212,500             52,300                     --                  --
                                              1997(1)       62,949                 --                400,000                  --

Alexander M. Levi.........................    1999         150,000            270,214                 23,000                  --
  Senior Vice President of                    1998(2)      148,962             71,359                     --                  --
  Worldwide Operations                        1997              --                 --                 62,500                  --

Anthony G. Kolish.........................    1999         140,833            120,448                 23,100                  --
  Senior Vice President of Operations.....    1998         109,167             11,914                 20,000                  --
                                              1997          91,494              9,500                 10,000                  --

Jyoti Prakash (3).........................    1999          93,923             23,500                150,000                  --
  Senior Vice President, General Manager      1998              --                 --                     --                  --
  Worldwide Product Development               1997              --                 --                     --                  --

Dennis Favero (4).........................    1999         115,032             14,500                100,000                  --
  Chief Financial Officer                     1998              --                 --                     --                  --
                                              1997              --                 --                     --                  --

Michael Maggio (5)........................    1999          80,000             46,870                 20,000             119,487(6)
  General Manager                             1998         137,500             14,414                 20,000                  --
                                              1997         112,250             28,012                 10,000                  --

Carl D. Blandino (7)......................    1999          78,000             58,740                 10,800             156,000(8)
  Senior Vice President and CFO               1998          75,903              3,114                 50,000                  --
                                              1997              --                 --                     --                  --

____________________
(1) Mr. Butler was appointed Chief Executive Officer of the Company on
    September 5, 1997.
(2) Mr. Levi joined the Company in December 1997 as Senior Vice President of International Operations, however, Mr. Levi did not receive any compensation until January 1998. Mr. Levi has served as Senior Vice President of Worldwide Operations since October 1998.
(3) Mr. Prakash joined the Company in June 1999.
(4) Mr. Favero joined the Company in May 1999 and resigned from the Company in February 2000.
(5) Mr. Maggio resigned from the Company in June 1999.
(6) Other compensation includes $93,333 pursuant to a termination agreement dated June 30, 1999, $20,000 for forgiveness of an advance against bonuses, and $6,154 for vacation pay accrued but not taken.
(7) Mr. Blandino joined the Company in July 1998 and resigned from the Company in June 1999.
(8) Other compensation includes $156,000 pursuant to a termination agreement dated June 16, 1999.

STOCK OPTION GRANTS IN FISCAL YEAR 1999

    The following table sets forth information regarding stock options granted to each of the Named Executive Officers during the year ended December 31, 1999 to purchase shares of the Company's Common Stock. The potential realizable values that would exist for the respective options are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date of grant over the full term of the option. Actual gains, if any, on stock options, exercises and Common Stock holdings are dependent on the future performance of the Common Stock.

                                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                NUMBER OF    PERCENT OF                                               ASSUMED ANNUAL RATES OF
                                SECURITIES   TOTAL OPTIONS      EXERCISE OR                         STOCK PRICE APPRECIATION FOR
                                UNDERLYING   GRANTED TO         BASE PRICE                                 OPTION TERM(2)
                                OPTIONS      EMPLOYEES IN       PER            EXPIRATION          -------------------------------
                                GRANTED      FISCAL YEAR        SHARE              DATE                 5%                  10%
                              -----------    --------------     -----------   -------------        ---------------  --------------

Stephen B. Butler...........          --               --%       $       --              --         $          --   $           --

Alexander M. Levi...........       8,000(1)          0.50            11.875          2/12/09                59,745         151,406
                                  15,000(4)          0.94             6.313          6/01/09                59,553         150,919

Anthony G. Kolish...........       8,100(1)          0.51            11.875          2/12/09                60,492         153,298
                                  15,000(4)          0.94             6.313          6/01/09                59,553         150,919

Jyoti Prakash...............     150,000(3)          9.37             7.250          7/01/09               683,923       1,733,195

Dennis Favero...............      75,000(4)          4.68             6.313          6/01/09               297,766         754,597
                                  25,000(4)          1.56            10.188          9/09/09               160,179         405,926

Michael Maggio..............      20,000(1)          1.25            11.875          2/12/09               149,362         378,514

Carl D. Blandino............      10,800(1)          0.67            11.875          2/12/09                80,656         204,397


____________________
(1) The options become exercisable in four equal annual installments, commencing on the first anniversary of the grant date. Options are subject to the employee's continued employment. The options terminate ten years after the grant date, subject to earlier termination in accordance with the Option Plan and the applicable option agreement.
(2) The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in regulations of the Securities and Exchange Commission, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the Company's Common Stock. The values shown do not consider nontransferability, vesting or termination of the options upon termination of employment.
(3) The options for Mr. Prakash vest as follows: 25,000 shares became vested on December 31, 1999 and 4,166.67 shares vest monthly thereafter until all 150,000 shares are vested.
(4) The options become exercisable over a four year period as follows: 1/8th of the number of options on the six month anniversary of the grant date and 1/48th of the number of options every month thereafter. The options are subject to the employee's continued employment. The options terminate ten years after the grant date, subject to earlier termination in accordance with the Option Plan and the applicable agreement.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth the shares of Common Stock acquired and the value realized upon exercise of stock options during Fiscal 1999 by each of the Named Executive Officers and certain information concerning stock options held by the Named Executive Officers as of December 31, 1999.

                                          AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR AND
                                                       YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                       SHARES                        UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                      ACQUIRED                     OPTIONS AT FISCAL YEAR-END             FISCAL YEAR-END(1)
                                         ON            VALUE      ----------------------------        --------------------------
             NAME                     EXERCISE        REALIZED     EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
             ----             -----------------------------------------------------------------------------------------------------
Stephen B. Butler..........                --        $      --           200,000/200,000                $  3,020,000/$3,020,000

Alexander M. Levi..........            11,275           70,069            22,163/50,062                      319,943/793,637

Anthony G. Kolish..........             5,000           87,813            12,688/40,912                      184,512/610,105

Jyoti Prakash..............                --               --            25,000/125,000                     443,750/2,218,750

Dennis Favero..............             9,375          127,144             1,563/89,062                       29,208/1,567,427

Michael Maggio.............            41,125          390,250                -- / --                             -- / --

Carl D. Blandino...........                --               --                -- / --                             -- / --

____________________
(1) Based on the fair market value of the Common Stock of $25.00 per share, the price of the last reported trade of the Common Stock on the Nasdaq National Market on December 31, 1999, less the option exercise price per share. Options are in-the-money if the fair market value of the shares covered thereby is greater than the option exercise price.

COMPENSATION OF DIRECTORS

    No directors of the Company receive compensation for their services as directors or as members of any of the committees of the Board. All non-employee directors are reimbursed for travel and other related expenses incurred in attending meetings of the Board or meetings of any of the committees of the Board. Pursuant to the Option Plan, each non-employee director who becomes a member of the Board after April 2, 1996 receives a non-qualified stock option to purchase up to 12,000 shares of Common Stock, which option will vest over three years with 2,000 shares vesting after an initial six months of service and 1,000 shares vesting every three months thereafter assuming such non-employee director continues to serve on the Board. After serving on the Board for three years, such director shall receive on each anniversary of such director's appointment to the Board, a non-qualified stock option to purchase up to 4,000 shares of Common Stock, with 2,000 shares vesting after six months and 1,000 shares every three months thereafter assuming continued Board membership.

    Non-employee directors who were serving on the Board as of April 2, 1996 received, and will receive on each anniversary of such date, a non-qualified stock option to purchase up to 4,000 shares of Common Stock, with 2,000 shares vesting after six months and 1,000 shares every three months thereafter assuming such non-employee director continues to serve on the Board. Non-qualified stock options granted to non-employee directors pursuant to the Option Plan will have an exercise price equal to the fair market value of shares of Common Stock on the date of grant and will have a ten-year term.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

    Each of the Named Executive Officers has entered into a non-competition, non-solicitation, non-disclosure and assignment of inventions agreement with the Company (the "Non-Compete Agreement"), which restricts such officer from competing with the Company and from soliciting, diverting or attempting to solicit or divert any customers or employees of the Company during the term of the officer's employment and for one year after termination of such employment. The Non-Compete Agreement also obliges the Named Executive Officer not to reveal any trade secrets or confidential information of the Company during the term of the officer's employment and for five years after termination of such employment. The Non-Compete Agreement requires the Named Executive Officers to assign to the Company all right and interest in any intellectual property related to the business of the Company and developed by the officer during the term of the officer's employment with the Company.

    In February 1998, the Board adopted a policy that provides for the payment of severance benefits to, and the acceleration of the vesting of stock options held by, certain executive officers of the Company, including certain of the Named Executive Officers, in the event that such officer's employment with the Company or any successor entity is terminated either by the Company without cause (as defined) or by the officer for good reason (as defined) within the first year after a change in control (as defined) of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

    The following table sets forth certain information as of March 8, 2000 concerning the ownership of Common Stock by (i) each person or "group" (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Named Executive Officers, (iii) each director and nominee for director of the Company and (iv) all directors and executive officers as a group (9 persons). Except as otherwise indicated, each person listed below has sole voting and investment power over the shares of Common Stock shown as beneficially owned.

                                                                           SHARES BENEFICIALLY OWNED (1)
                                                                   -------------------------------------------
NAME AND ADDRESS**                                                        NUMBER                  PERCENT
--------------------------------------------------------------     -------------------     -------------------
James H. Simons(2)............................................                 824,639                    8.82%
  Renaissance Technology Corp.
  800 Third Avenue
  New York, New York  10022

Bank of America Corporation(3)................................                 507,650                    5.43%
  NationsBank Corporate Center
  100 North Tryon Street
  Charlotte, NC  28255

Dimensional Fund Advisors(4)..................................                 493,100                    5.28%
  1299 Ocean Avenue
  Santa Monica, CA  90401

RS Investment Management Co(5)................................                 528,250                    5.65%
  388 Market Street, Suite 200
  San Francisco, CA  94111

FMR Corp.(6)..................................................                 494,936                    5.30%
  82 Devonshire Street
  Boston, MA  02109

Stephen B. Butler(7)..........................................                 200,000                    2.14%
Alexander Levi(7).............................................                  25,413                      *
Anthony Kolish(7).............................................                  20,963                      *
Dennis Favero(7)..............................................                      --                      --
Jyoti Prakash(7)..............................................                  41,667                      *
Michael Maggio(7).............................................                      --                      --
Carl D. Blandino(7)...........................................                      --                      --
Leonard E. Baum(8)............................................                 111,836                    1.20%
John R. Levine(9).............................................                 159,618                    1.71%
Howard L. Morgan(10)..........................................                  27,400                      *
All Directors and Executive Officers as a group (9 Persons)...               1,413,828                   15.13%

______________
* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.
** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.
(1) The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at March 8, 2000 (9,345,988 shares), plus shares of Common Stock subject to stock options held by each listed beneficial owner that are currently exercisable or exercisable within 60 days following March 8, 2000.
(2) Includes (i) 101,666 shares of Common Stock owned by Mr. Simons,
    (ii) 706,973 shares of Common Stock owned by Bermuda Trust Company, as Trustee of the Lord Jim Trust (a trust of which Dr. Simons and the members of his family are the beneficiaries), but as to which Dr. Simons disclaims beneficial ownership and (iii) 16,000 shares of Common Stock which may be purchased within 60 days of March 8, 2000 upon the exercise of stock options.
(3) Based solely on a Schedule 13G filed on behalf of Bank of America Corporation ("BankAmerica") with the Securities and Exchange Commission on February 2, 2000. According to such Schedule 13G, BankAmerica was the beneficial owner of 507,650 shares of Common Stock.
(4) Based solely on a Schedule 13G filed on behalf of Dimensional Fund Advisors ("Dimensional") with the Securities and Exchange Commission on February 3, 2000. According to such Schedule 13G, Dimensional was the beneficial owner of 493,100 shares of Common Stock.
(5) Based solely on a Schedule 13G filed on behalf of RS Investment Management Co. ("RSInvestment") with the Securities and Exchange Commission on
    February 15, 2000. According to such Schedule 13G, RSInvestment was the beneficial owner of 528,250 shares of Common Stock.
(6) Based solely on a Schedule 13G filed on behalf of FMR Corp. with the Securities and Exchange Commission on February 14, 2000. According to such
    Schedule 13G, FMR Corp. was the beneficial owner of 507,650 shares of Common Stock.
(7) Shares of Common Stock which may be purchased within 60 days of March 8, 2000 upon the exercise of stock options.
(8) Includes (i) 26,000 shares of Common Stock which may be purchased within 60 days of March 8, 2000 upon the exercise of stock options, (ii) 30,000 shares of Common Stock owned by Dr. Baum, and (iii) 55,836 shares of Common Stock held by Lebam Advisors Pension Plan, of which Dr. Baum is one trustee of three trustees and shares voting and investment power over such shares, but as to which Dr. Baum disclaims beneficial owners.
(9) Includes (i) 26,000 shares of Common Stock which may be purchased within 60 days of March 8, 2000 upon exercise of stock options and (ii) 133,618 shares of Common Stock owned by Mr. Levine.
(10)Includes (i) 16,000 shares of Common Stock which may be purchased within 60 days of March 8, 2000 upon the exercise of stock options, and (ii) 11,400 shares of Common Stock owned by Mr. Morgan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEGUE SOFTWARE, INC.

                                    By: /s/ Douglas Zaccaro
                                        -----------------------
                                        Douglas Zaccaro
                                        Chief Financial Officer

Dated:  April 29, 2000