Form 10-Q
period 2000-03-31
SEGUE SOFTWARE INC
filed 2000-05-12
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM       TO      .
                ----------------------------------------------
                        Commission file number: 0-27794

                             SEGUE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                      95-4188982
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                    201 Spring Street, Lexington, MA 02421
                   (Address of principal executive offices)

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

The number of shares of Registrant's Common Stock outstanding as of May 5, 2000 was 9,383,288.

                             SEGUE SOFTWARE, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                     INDEX

                                                                 Page No.
                                                                 --------

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets (unaudited)
           March 31, 2000 and December 31, 1999                      3

        Consolidated Statements of Operations (unaudited)
           Three months ended March 31, 2000 and 1999                4

        Consolidated Statements of Cash Flows (unaudited)
           Three months ended March 31, 2000 and 1999                5

        Notes to Consolidated Financial Statements (unaudited)       6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       7

Item 3  Quantitative and Qualitative Disclosures about Market Risk  14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           14

Item 2. Changes in Securities and Use of Proceeds                   14

Item 6. Exhibits and Reports on Form 8-K                            15

Signatures                                                          16

Exhibits Index                                                      17

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                March 31,       December 31,
                                                  2000              1999
                                                ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $   6,757       $      7,429
  Short-term investment                            13,250             13,287
  Accounts receivable, net of allowances
    of $600 and $600                               11,679             12,014
  Other current assets                              1,607              1,320
                                                ---------       ------------
     Total current assets                          33,293             34,050

Property and equipment, net                         5,853              5,734
Completed technology, net                             742                989
Goodwill, net                                       4,140              4,516
Other assets                                          215                277
                                                ---------       ------------
     Total assets                               $  44,243       $     45,566
                                                =========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--current portion                $     883       $        883
  Accounts payable                                  1,476              1,896
  Accrued compensation and benefits                 2,944              2,881
  Accrued royalties                                   222                147
  Accrued expenses                                  1,928              2,007
  Deferred revenue                                  9,060              8,407
                                                ---------       ------------
     Total current liabilities                     16,513             16,221

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    9,000 shares authorized; no shares issued
    and outstanding                                     -                  -
  Common stock, par value $.01 per share;
    30,000 shares authorized; 9,371 and 9,290
    shares issued and outstanding                      94                 93
  Additional paid-in capital                       57,028             56,426
  Accumulated deficit                             (29,392)           (27,174)
                                                ---------       ------------
     Total stockholders' equity                    27,730             29,345
                                                ---------       ------------

     Total liabilities and stockholders' equity $  44,243       $     45,566
                                                =========       ============

The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            Three months ended
                                            ------------------

                                                 March 31,
                                                 ---------

                                           2000              1999
                                        ----------        ----------

Revenue:
  Software                              $    9,227        $    4,986
  Services                                   4,916             3,985
                                        ----------        ----------

     Total revenue                          14,143             8,971

Cost of revenue:
  Cost of software                             680               667
  Cost of services                           2,406             2,295
                                        ----------        ----------

     Total cost of revenue                   3,086             2,962

Gross margin                                11,057             6,009

Operating expenses:
  Sales and marketing                        7,903             7,272
  Research and development                   2,517             2,837
  General and administrative                 2,702             1,698
  Amortization of goodwill                     376               376
  Non-recurring charges                          -             1,023
                                        ----------        ----------
     Total operating expenses               13,498            13,206
                                        ----------        ----------

Loss from operations                        (2,441)           (7,197)
Other income, net                              274               274
                                        ----------        ----------

Loss before provision for income taxes      (2,167)           (6,923)
Provision for income taxes                      51                30
                                        ----------        ----------

Net loss                                $   (2,218)       $   (6,953)
                                        ==========        ==========

Net loss per common share--
  basic and diluted                     $    (0.24)       $    (0.78)

Weighted average common shares
  outstanding--basic and diluted             9,315             8,949


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                        2000            1999
                                                      --------       ---------
Cash flows from operating activities:
Net loss                                              $  (2,218)     $  (6,953)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                           1,241          1,101
  Noncash compensation charges                                -              4
  Changes in operating assets and liabilities:
    Accounts receivable                                     335          1,093
    Other current assets                                   (287)           162
    Other assets                                             62             64
    Accounts payable                                       (420)          (172)
    Accrued expenses, royalties, compensation
     and benefits                                            61            187
    Deferred revenue                                        653            368
                                                       --------       ---------

Net cash used in operating activities                      (573)        (4,146)
                                                       --------       ---------

Cash flows from investing activities:
  Additions to property and equipment                      (738)        (1,094)
  Maturities of short-term investments                   14,218         17,335
  Purchases of short-term investments                   (14,181)             -
                                                      ---------      ---------

Net cash provided (used in) by investing activities        (701)        16,241
                                                      ---------      ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options and
   stock purchase plan                                      602            582
  Payments of notes payable                                   -           (303)
                                                      ---------      ---------

Net cash provided by financing activities                   602            279
                                                      ---------      ---------

Effect of exchange rate changes on cash and
  cash equivalents                                            -            (45)
                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents       (672)        12,329
Cash and cash equivalents, beginning of period            7,429         16,096
                                                      ---------      ---------

Cash and cash equivalents, end of period              $   6,757      $  28,425
                                                      =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with Segue's audited financial statements for the year ended December 31, 1999, included in its 1999 Annual Report on Form 10-K.

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


2.   NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                     Three months ended
                                                          March 31,
                                                  ------------------------

                                                    2000           1999
                                                  --------       ---------

Net loss                                         $  (2,218)      $  (6,953)

Weighted average shares used in
  net loss per share--basic and diluted              9,315           8,949

Net loss per common share--basic and diluted     $   (0.24)      $   (0.78)

     Options and warrants to purchase 2,803,812 and 2,415,553 shares of common stock outstanding were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, because their inclusion would be anti-dilutive.


3.   PROVISION FOR INCOME TAXES

     Segue recorded provisions for foreign and state income taxes of $51,000 for the first quarter of 2000 and $30,000 for the first quarter of 1999.

     There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.


4.   COMPREHENSIVE LOSS

     Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. For each of the two quarters ended March 31, 2000 and 1999, comprehensive loss substantially equaled net loss.

5.   SEGMENT REPORTING

     Segue believes it has the following four reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.


                                                          March 31, 2000            March 31, 1999
                                                     ------------------------  ------------------------
                                                                   Gross                     Gross
                                                     Revenue       Margin      Revenue       Margin
                                                     -------    ------------   -------    -------------
Operating Segments:
   eBusiness product licenses                        $  9,153                 $  4,549
   Client/server testing product licenses                  74                      437
                                                     --------                 --------
      Total software                                 $  9,227   $     8,547   $  4,986    $      4,319
                                                     --------   -----------   --------    ------------

   Training and consulting                          $   2,144   $     1,458   $  2,040    $      1,461

   Maintenance                                          2,772         1,052      1,945             229
                                                    ---------   -----------   --------    ------------
      Total services                                $   4,916   $     2,510   $  3,985    $      1,690
                                                    ---------   -----------   --------    ------------
      Total revenue                                 $  14,143   $    11,057   $  8,971    $      6,009
                                                    =========   ===========   ========    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                         Percentage of Revenue for
                                        Three Months Ended March 31,
                                        ----------------------------

                                          2000                1999
                                        --------            --------
Revenue:
  Software                                  65.2%               55.6%
  Services                                  34.8                44.4
                                        --------            --------
    Total revenue                          100.0               100.0

Cost of revenue:
  Cost of software                           4.8                 7.4
  Cost of services                          17.0                25.6
                                        --------            --------

    Total cost of revenue                   21.8                33.0

Gross margin                                78.2                67.0

Operating expenses:
  Sales and marketing                       55.9                81.1
  Research and development                  17.8                31.6
  General and administrative                19.1                18.9
  Amortization of goodwill                   2.7                 4.2
  Non-recurring charges                        -                11.4
                                        --------            --------

  Total operating expenses                  95.5               147.2

Loss from operations                       (17.3)              (80.2)
Other income, net                            1.9                 3.0
                                        --------            --------

Loss before provision for income
taxes                                      (15.4)              (77.2)

Provision for income taxes                   0.4                 0.3
                                        --------            --------

Net loss                                   (15.8)%             (77.5)%
                                        ========            ========


SOFTWARE  REVENUE

     Software revenue increased 85% to $9.2 million during the first quarter of 2000 from $5.0 million in the first quarter of 1999. The increase in software revenue is primarily the result of increased unit shipments due to orders from new customers and increased market penetration of our products. Our increased market penetration is a result of more sales representatives as well as increased market recognition of our eBusiness products which represented 99% of the total software revenue as of March 31, 2000 compared to 91% for the same period of 1999. International revenue accounted for 8.1% of total software revenue for the three months ended March 31, 2000, and 10.2% of total software revenue for the three months ended March 31, 1999.

SERVICES REVENUE

     Service revenue increased 23% to $4.9 million during the first quarter of 2000 from $4.0 million in the first quarter of 1999. As compared to the three months ended March 31, 1999, training and consulting revenue increased 5.1% and maintenance revenue increased 42.5% for the three months ended March 31, 2000. The increase in maintenance revenue was driven largely by incremental software licenses sold during the preceding 12 months that are amortized from deferred revenue to revenue over a 12 months basis.

COST OF SOFTWARE

     Cost of software increased 2% to $680,000 during the first quarter of 2000 from $667,000 in the first quarter of 1999. As a percentage of software revenue, cost of software in the current quarter decreased to 7.4% from 13.4% in the corresponding prior year period. The percentage decrease in cost of software is partly due to our continuing effort to eliminate sales of royalty bearing products and a fixed element of cost of software that does not vary with volume.

COST OF SERVICES

     Cost of services increased 4.8% to $2.4 million during the first quarter of 2000 from $2.3 million in the first quarter of 1999. As a percentage of service revenue, costs in the first quarter of 2000 decreased to 48.9% from 57.6% in the corresponding prior year period. The percentage decrease is partly due to our effort to control costs by shifting most of the technical support work to our Northern Ireland Technical Support Center. The average operating cost in Northern Ireland is generally lower than the United States.

SALES AND MARKETING

     Sales and marketing expenses increased 8.7% to $7.9 million during the first quarter of 2000 from $7.3 million in the first quarter of 1999. The increase is primarily due to increased headcount in the sales group and increased commissions as a result of higher revenue levels.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 11.3% to $2.5 million during the first quarter of 2000 from $2.8 million in the first quarter of 1999. The decrease is primarily due to the decrease in headcount in the research and development group.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 59.1% to $2.7 million during the first quarter of 2000 from $1.7 million in the first quarter of 1999. The increase is largely due to increased headcount and increased legal and audit/accounting expense due to the amendments of our prior years Form 10-Qs and Form 10-Ks for the restatements from December 1997 through September 1999 related to acquired in-process research and development. Additionally, there was a one time severance charge of approximately $200,000.

AMORTIZATION OF GOODWILL

     Amortization of goodwill was $376,000 in each of the first quarters of 2000 and 1999.

NON-RECURRING CHARGES

     During the first quarter of 1999, we executed a restructuring plan to consolidate our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect focus on our strongest product lines and better integrate the efforts of certain product development teams. As a result, we recognized a non-recurring pre-tax charge of approximately $1.0 million. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of March 31, 2000, we had made payments of approximately $904,000 related to these costs and the related restructuring accrual balance was approximately $96,000.

OTHER INCOME, NET

     Other income remained consistent at $274,000 in each of the first quarters of 2000 and 1999. This is mostly due to interest income on cash equivalent and short-term investments. While the balance invested was lower in the first quarter of 2000 than in the first quarter of 1999, this was offset by higher interest rates in 2000.

PROVISION FOR INCOME TAXES

     Segue recorded provisions for foreign and state income taxes of $51,000 for the first quarter of 2000 and $30,000 for the first quarter of 1999. There was no tax benefit for losses generated in the United States in either period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $20.0 million compared to $20.7 million as of December 31, 1999.

     In the first three months of 2000, we used $573,000 for operating activities as a result of decreased accounts payable and other current assets offset by decreased accounts receivable and increased deferred revenue.

     We used $701,000 in investing activities in the first three months of 2000 mainly for investments in property and equipment.

     We generated funds from financing activities of $602,000 in the first three months of 2000, as a result of the exercise of stock options and issuance of stock pursuant to the employee stock purchase plan.

     Our corporate headquarter in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.2 million. Segue has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million.

     During the first quarter of 2000, we paid approximately $195,000 and $81,000 related to the 1999 first and second quarter restructuring charges respectively. As of March 31, 2000 the remaining balance for these two restructuring charges were $96,000 and $50,000 respectively. In addition, we paid approximately $160,000 out of the remaining $300,000 related to the 1999 implementation of a new management information system.

     We expanded our Northern Ireland technical support center during the first quarter of 2000 by adding eleven technical support engineers. Other than the increased head count, we also paid approximately $40,000 for computer equipment.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the enhanced presentation of our web site, the possible opening of additional international offices, and the possible acquisition of software products or technologies complementary to Segue's business.

     Assuming there is no significant change in our business, we believe that cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet our working capital and debt requirements through the end of 2000. In the event Segue requires additional financing, we believe we would be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on terms favorable to Segue.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding our future performance. Segue's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed below and elsewhere in this Form 10-Q.

Our quarterly results may fluctuate. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing of introductions of our new products or product enhancements by those of our competitors; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; difficulty in predicting the size and timing of customer orders and the demand for Segue products generally; changes in operating expenses; whether we are able to successfully expand our sales and marketing program mix of our product and services sold; and general economic conditions. Substantial portions of our operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, Segue does not typically experience order backlog. Furthermore, Segue has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues for any future quarter are not predictable with any significant degree of accuracy. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $29.4 million as of March 31, 2000. Segue had a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to the Eventus and B&W acquisitions, a charge of $667,000 related to the write-offs of an NRE fee and guaranteed royalties and $2.5 million for the amortization of goodwill and completed technology related to the SQLBench acquisition; and a net loss of $15.9 million in 1999 which includes $2.0 million for restructuring costs, $481,000 for severance of senior executives, and $2.5 million for the amortization goodwill and completed technology related to the SQLBench acquisition. While we have experienced revenue growth in recent periods, continued growth at the same rate may not be sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Common Stock.

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

We may have difficulty managing recent changes. Segue has been experiencing a period of rapid growth, including increases in the number of orders and changes in customers and personnel. This rapid growth has placed, and may continue to place, strains on our management, product offerings, services, operations and systems. To manage future growth effectively, we must expand, improve and effectively utilize our operational, management, marketing, sales and financial systems as necessitated by changes in our business. We have completed the implementation of a new management information system and opened a Technical Support Center in Northern Ireland in 1999, both of which could be disruptive. Additionally, we expanded our sales force in the first quarter of 2000. Also, as part of the restructuring plan of the first and second quarter of 1999, we have significantly changed our sales management team and consolidated the position of Senior Vice President of Research and Development with the position of Senior Vice President and General Manager of the executive management team. In conjunction with these management changes, we have also changed the structure of our internal organization by adding product divisions that relate to our eBusiness testing products. We have also refocused our sales and marketing approach to focus on e-commerce applications. There can be no assurance that we will be able to effectively manage such changes and such changes are likely to be disruptive.

We may be subject to risks associated with our past acquisitions and future acquisitions. In the fourth quarter of 1998, Segue acquired Eventus Software, Inc. and Black & White Software, Inc. in two separate transactions. Our product range and customer base has increased in the recent past due in part to these acquisitions. These acquisitions provided us with technologies to expand our current line of eBusiness testing products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties, which may absorb significant management attention.

In the future, Segue may acquire additional businesses or product lines. The past completed acquisitions, or any future acquisition, may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

We may not be able to continue expansion of our sales force. We distribute our product and services primarily through our direct sales force. Our ability to continue to increase revenues in future periods will depend in large part on our ability to expand our direct sales force and provide a high level of technical consulting, training and customer support. In the past quarter, we hired additional sales and support personnel to broaden our direct selling and distribution capabilities and we are planning to hire more sales personnel in the future. We can not assure that we can build and train our sales force to satisfactorily meet increased revenue goals.

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

     Certain lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-
                    ------------------------------------------
CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
-------------------------------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000, but has not yet rendered a decision on the motions. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black &
White Software, Inc.  Segue intends to defend the claims vigorously.   Segue
believes the defense of the claims in these two actions could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints or the Black & White Software, Inc. complaint are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

     Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

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

We face many risks associated with international business activities. Segue derived approximately 8.1% of its total product sales from international customers in the first quarter of 2000. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

Segue's success depends on our ability to protect our proprietary technology. Segue's success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue. If we were to discover that any of Segue products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Segue's assessment of its sensitivity to market risk since its assessment of such risk in Segue's Form 10-K for the year ended December 31, 1999 filed with the SEC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-
                 -------------------------------------------
10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
-------------------------------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000, but has not yet rendered a decision on the motions. It is not possible to predict when the court will rule on the motions or whether they will be granted in whole or in part. In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black &
White Software, Inc.  Segue intends to defend the claims vigorously.   Segue
believes the defense of the claims in these two actions could involve significant litigation-related expenses. The outcome of these matters is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that any of the claims set forth in the class action complaints or the Black & White Software, Inc. complaint are determined or settled in a manner adverse to Segue, then such determination or settlements could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

     Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     The 3,162,500 shares of Common Stock sold by Segue and selling security holders in our IPO were offered for sale in the United States by a syndicate of underwriters represented by Alex. Brown & Sons Incorporated; Adams, Harkness & Hill, Inc. and Soundview Financial Group, Inc.

     We registered an aggregate of 2,412,500 shares of Common Stock (including 412,500 shares issued upon the exercise of the underwriters' overallotment options) for sale in the IPO at a per share price of $18.00 for an aggregate offering price of approximately $43.4 million. All of such shares were registered for Segue's account. Selling security holders registered an aggregate of 750,000 shares of Common Stock for sale in the IPO at a per share price of $18.00 for an aggregate offering price of $13.5 million. All of such shares were registered for the selling security holders' accounts. As stated above, all of such shares were sold shortly after the commencement of the offering.

     In connection with the IPO, we incurred the following expenses:

       Underwriting discounts and commissions      $3,039,750
       Expenses paid to underwriters                   10,999
       Other direct expenses                          847,281
                                                   ----------

            Total expenses                         $3,898,030
                                                   ----------

     After deducting the expenses of $3.9 million, we received approximately $39.5 million in net proceeds of the IPO.

     Through the period ended March 31, 2000, we used approximately $7.9 million for the purchase of property and equipment, approximately $4.75 million for repayment of indebtedness including interest ($3.4 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and B&W debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $1.6 million for employee severance payments, and approximately $15.8 million for working capital. The remaining $8.0 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     No payments from the net offering proceeds of the IPO were made to directors, officers, or persons owning 10 percent or more of the Common Stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

                    27.1     Financial Data Schedule

     (b) Reports on Form 8-K: For the fiscal quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K on February 8, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000

                              SEGUE SOFTWARE, INC.

                                    By: /s/ STEPHEN B. BUTLER
                                        ---------------------
                                       Name: Stephen B. Butler
                                       Title: Chief Executive Officer

                                    By: /s/ DOUGLAS ZACCARO
                                        -------------------
                                       Name:  Douglas Zaccaro
                                       Title:  Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
No.            Description
---            -----------

27.1           Financial Data Schedule