Form 10-Q
period 2000-06-30
SEGUE SOFTWARE INC
filed 2000-08-14
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

The number of shares of Registrant's Common Stock outstanding as of August 8, 2000 was 9,407,596

                              SEGUE SOFTWARE, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                     INDEX



PART I.  FINANCIAL INFORMATION                                     Page No
                                                                   -------
Item 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)
           June 30, 2000 and December 31, 1999                         3

          Consolidated Statements of Operations (unaudited)
           Three and six months ended June 30, 2000 and 1999           4

          Consolidated Statements of Cash Flows (unaudited)
           Six months ended June 30, 2000 and 1999                     5

          Notes to Consolidated Financial Statements (unaudited)       6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk  14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities and Use of Proceeds                   15

Item 4.   Submission of Matters to a Vote of Security Holders         15

Item 5.   Other Information                                           16

Item 6.   Exhibits and Reports on Form 8-K                            16

Signatures                                                            17

Exhibits Index                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              SEGUE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           June 30,    December 31,
                                                                             2000         1999
                                                                             ----         ----

ASSETS
Current assets:
Cash and cash equivalents                                                   $  1,477   $  7,429
Short-term investments                                                        17,123     13,287
Accounts receivable, net of allowances of $522 and $600 at June 30, 2000
 and December 31, 1999, respectively                                          13,628     12,014
Other current assets                                                           1,940      1,320
                                                                            --------   --------

 Total current assets                                                         34,168     34,050

Property and equipment, net                                                    5,668      5,734
Completed technology, net                                                        496        989
Goodwill, net                                                                  3,763      4,516
Other assets                                                                     136        277
                                                                            --------   --------

 Total assets                                                               $ 44,231   $ 45,566
                                                                            ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - current portion                                             $    883   $    883
Accounts payable                                                               1,940      1,896
Accrued compensation and benefits                                              3,143      2,881
Accrued royalties                                                                297        147
Accrued expenses                                                               1,690      2,007
Deferred revenue                                                              10,751      8,407
                                                                            --------   --------

 Total current liabilities                                                    18,704     16,221


Stockholders' equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; no
 shares issued and outstanding                                                     -          -
Common stock, par value $.01 per share; 30,000 shares authorized; 9,398 shares and 9,290 shares issued and outstanding at June 30, 2000 and
 December 31, 1999, respectively                                                  94         93
Additional paid-in capital                                                    57,143     56,426
Accumulated deficit                                                          (31,710)   (27,174)
                                                                            --------   --------

 Total stockholders' equity                                                   25,527     29,345
                                                                            --------   --------

 Total liabilities and stockholders' equity                                 $ 44,231   $ 45,566
                                                                            ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                         Three months ended     Six months ended
                                         ------------------     ----------------
                                               June 30,            June 30,
                                              ---------          ---------
                                             2000       1999       2000       1999
                                          -------    -------    -------   --------
Revenue:
Software                                  $ 9,833    $ 7,427    $19,060   $ 12,413
Services                                    5,189      4,284     10,105      8,269
                                          -------    -------    -------   --------

  Total revenue                            15,022     11,711     29,165     20,682

Cost of revenue:
Cost of software                              583        848      1,263      1,515
Cost of services                            2,155      2,456      4,561      4,751
                                          -------    -------    -------   --------

  Total cost of revenue                     2,738      3,304      5,824      6,266

Gross margin                               12,284      8,407     23,341     14,416

Operating expenses:
Sales and marketing                         9,786      7,724     17,689     14,996
Research and development                    2,552      2,623      5,069      5,460
General and administrative                  2,110      2,057      4,812      3,755
Amortization of goodwill                      377        377        753        753
Non-recurring and other charges                 -      1,476          -      2,499
                                          -------    -------    -------   --------

  Total operating expenses                 14,825     14,257     28,323     27,463
                                          -------    -------    -------   --------

Loss from operations                       (2,541)    (5,850)    (4,982)   (13,047)
Other income, net                             274        273        548        547
                                          -------    -------    -------   --------

Loss before provision for income taxes     (2,267)    (5,577)    (4,434)   (12,500)
Provision for income taxes                     51         43        102         73
                                          -------    -------    -------   --------

Net loss                                  $(2,318)   $(5,620)   $(4,536)  $(12,573)
                                          =======    =======    =======   ========

Net loss per common share-basic
 and diluted                              $ (0.25)   $ (0.62)   $ (0.49)  $  (1.40)

Weighted average common shares
 outstanding-basic and diluted              9,387      9,001      9,350      8,975

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     Six months ended
                                                                          June 30,
                                                                          --------
                                                                     2000          1999
                                                                     ----          ----
Cash flows from operating activities:
Net loss                                                           $ (4,536)  $(12,573)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                       2,483      2,230
  Noncash compensation charges                                            -        123
  Changes in operating assets and liabilities:
   Accounts receivable                                               (1,613)    (1,895)
   Other current assets                                                (620)       (95)
   Other assets                                                           -        414
   Accounts payable                                                      44     (1,271)
   Accrued expenses, royalties, compensation and benefits                95      2,826
   Deferred revenue                                                   2,344      1,088
                                                                   --------   --------

Net cash used in operating activities                                (1,803)    (9,153)
                                                                   --------   --------

Cash flows from investing activities:
Additions to property and equipment                                  (1,171)    (2,779)
Increase in other assets                                                141          -
Maturity of short-term investments                                   25,122     17,335
Purchases of short-term investments                                 (28,959)    (5,871)
                                                                   --------   --------

Net cash provided (used)  by investing activities                    (4,867)     8,685
                                                                   --------   --------

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan         718        604
  Payments of notes payable                                               -       (334)
                                                                   --------   --------

Net cash provided by financing activities                               718        270
                                                                   --------   --------

Effect of exchange rate changes on cash and cash equivalents              -         18
                                                                   --------   --------

Net decrease in cash and cash equivalents                            (5,952)      (180)
                                                                   --------   --------

Cash and cash equivalents, beginning of period                        7,429     16,096
                                                                   --------   --------

Cash and cash equivalents, end of period                           $  1,477   $ 15,916
                                                                   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with Segue's audited financial statements for the year ended December 31, 1999, included in its 1999 Annual Report on Form 10-K.

     This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.


2.   NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):


                                                Three months ended                  Six months ended
                                                      June 30,                          June 30,
                                                      -------                           -------
                                                  2000      1999                       2000      1999
                                                  ----      ----                       ----      ----
Net loss                                        $(2,318)  $(5,620)                   $(4,536)  $(12,573)

Weighted average shares used in
net loss per share--basic and diluted             9,387     9,001                      9,350      8,975

Net loss per common share--basic and diluted    $ (0.25)  $ (0.62)                   $ (0.49)  $  (1.40)


     Options and warrants to purchase 2,803,812 and 2,463,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively, because their inclusion would be anti-dilutive.



3.  PROVISION FOR INCOME TAXES

    Segue recorded provisions for foreign and state income taxes of $51,000 and $102,000 for the three and six months ended June 30, 2000 respectively and $43,000 and $73,000 for the three and six months ended June 30, 1999 respectively. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

4.  COMPREHENSIVE LOSS

    Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. For the second quarters and years to date ended June 30, 2000 and 1999, comprehensive loss substantially equaled net loss.

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

                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                  ---------------------------           -------------------------
                                                                    Gross                                  Gross
                                                  Revenue           Margin               Revenue           Margin
                                                  -------           ------               -------           -------
                                               2000     1999     2000    1999         2000     1999     2000     1999
Operating Segments:
  eBusiness product licenses                $ 9,698  $ 7,197                       $18,851  $11,746
  Client/server testing product licenses        135      230                           209      667
                                            -------  -------                       -------  -------

    Total software                          $ 9,833  $ 7,427  $ 9,250  $6,579      $19,060  $12,413  $17,797  $10,898
                                            -------  -------  -------  ------      -------  -------  -------  -------

  Training and consulting                   $ 2,059  $ 2,151  $   586  $  311      $ 4,204  $ 4,191  $ 1,011  $   629

  Maintenance                                 3,130    2,133    2,448   1,517        5,901    4,078    4,533    2,889
                                            -------  -------  -------  ------      -------  -------  -------  -------

    Total services                          $ 5,189  $ 4,284  $ 3,034  $1,828      $10,105  $ 8,269  $ 5,544  $ 3,518
                                            -------  -------  -------  ------      -------  -------  -------  -------

    Total revenue                           $15,022  $11,711  $12,284  $8,407      $29,165  $20,682  $23,341  $14,416
                                            =======  =======  =======  ======      =======  =======  =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                 Percentage of Revenue for          Percentage of Revenue for
                                Three Months Ended June 30,         Six Months Ended June 30,
                                ---------------------------         ------------------------
                                      2000     1999                     2000     1999
                                      ----     ----                     ----     ----
Revenue:
Software                              65.5%    63.4%                    65.4%    60.0%
Services                              34.5     36.6                     34.6     40.0
                                    ------   ------                   ------   ------

  Total revenue                      100.0    100.0                    100.0    100.0

Cost of revenue:
Cost of software                       3.9      7.2                      4.4      7.3
Cost of services                      14.3     21.0                     15.6     23.0
                                    ------   ------                   ------   ------

  Total cost of revenue               18.2     28.2                     20.0     30.3

Gross margin                          81.8     71.8                     80.0     69.7

Operating expenses:
Sales and marketing                   65.1     66.0                     60.6     72.5
Research and development              17.0     22.4                     17.4     26.4
General and administrative            14.1     17.5                     16.5     18.1
Amortization of goodwill               2.5      3.2                      2.6      3.6
Non-recurring and other charges          -     12.6                        -     12.1
                                    ------   ------                   ------   ------

  Total operating expenses            98.7    121.7                     97.1    132.7

Loss from operations                 (16.9)   (49.9)                   (17.1)   (63.0)
Other income, net                      1.8      2.3                      1.9      2.6
                                    ------   ------                   ------   ------

Loss before provision for income
taxes                                (15.1)   (47.6)                   (15.2)   (60.4)
Provision for income taxes             0.3      0.4                      0.3      0.4
                                    ------   ------                   ------   ------
Net loss                             (15.4)%  (48.0)%                  (15.5)%  (60.8)%
                                    ======   ======                   ======   ======

REVENUE

     REVENUE FROM SOFTWARE. Software revenue increased 32% to $9.8 million during the second quarter of 2000 from $7.4 million in the second quarter of 1999. For the six months ended June 30, 2000, software revenue increased 54% to $19.1 million as compared to $12.4 million for the six months ended June 30, 1999. Our growth in software revenue is attributable primarily to the greater market recognition of our products in the "e-business" marketplace through our sales and marketing effort. International revenue accounted for 13% and 11% of total software revenue for the three and six months ended June 30, 2000, respectively, as compared to 15% and 13% of total software revenue for the same period of 1999.

     REVENUE FROM SERVICES. Service revenue increased 21% to $5.2 million during the second quarter of 2000 from $4.3 million in the second quarter of 1999. For the six months ended June 30, 2000, service revenue increased 22% to $10.1 million as compared to $8.3 million for the six months ended June 30, 1999. As compared to the three and six months ended June 30, 1999, training and consulting revenue decreased 4% for the second quarter of 2000, however, the year to date training and consulting revenue remains at the same level as compared to 1999. As compared to the three and six months ended June 30, 1999, the recognized maintenance revenue increased 47% and 45%, respectively. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past 12 months that are being amortized over the 12 month period.

COST OF REVENUE

     COST OF SOFTWARE. Cost of software decreased 31% to $583,000 during the second quarter of 2000 from $848,000 in the second quarter of 1999. For the six months ended June 30, 2000, cost of software decreased 17% to $1.3 million as compared to $1.5 million for the six months ended June 30, 1999. As a percentage of software revenue, costs of software in the second quarter of 2000 decreased to 6% from 11% in the corresponding prior-year period, and, for the six months ended June 30, 2000, decreased to 7% from 12% in the six months ended June 30, 1999. The percentage decrease in cost of software is mainly due to increased product sales revenue and better cost control.

     COST OF SERVICES. Cost of services decreased 12% to $2.2 million during the second quarter of 2000 from $2.5 million in the second quarter of 1999. For the six months ended June 30, 2000, cost of services decreased 4% to $4.6 million from $4.8 million during the same period in 1999. As a percentage of service revenue, costs in the second quarter of 2000 decreased to 42% from 57% in the corresponding prior year period. For the six months ended June 30, 2000, costs of services as a percentage of service revenue increased to 45% from 58% during the corresponding period in 1999. The percent decreases are largely due to the fact that the major portion of the cost of service is fixed costs. Additionally, in 2000 we used fewer third party consultants who typically cost more than internal personnel.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased 27% to $9.8 million during the second quarter of 2000 from $7.7 million in the second quarter of 2000. For the six months ended June 30, 2000, sales and marketing expenses increased 18% to $17.7 million as compared to $15.0 million for the six months ended June 30, 1999. The increases are partly due to increases in commission expense attributable to the higher revenue level, and the increases in personnel-related costs reflecting the growth in sales and marketing including higher salary, travel expenses, training costs for new sales representatives and higher costs associated with marketing programs.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 3% to $2.5 million during the second quarter of 2000 from $2.6 million in the second quarter of 1999. For the six months ended June 30, 2000, research and development expenses decreased 7% to $5.1 million as compared to $5.5 million during the same period in 1999. The decreases are primarily due to a reduction in headcount and the corresponding decrease in personnel related cost as well as decreased facility lease cost.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remain relatively constant at the level of $2.1 million for both second quarters of 2000 and 1999. For the six months ended June 30, 2000, general and administrative costs increased 28% to $4.8 million as compared to $3.8 million for the same period in the prior year. The increases are primarily due to the increased legal and audit related expenses associated with the amendments of our prior years Form 10-Qs and Form 10-Ks for the restatements from December 1997 through September 1999 related to acquired in-process research and development. In addition, there was the one time severance charge of approximately $200,000 during the first quarter of 2000 and legal fees associated with our class action lawsuits.

     AMORTIZATION OF GOODWILL. Amortization of goodwill was $377,000 for each of the second quarters of 2000 and 1999. For each of the six-month periods ended June 30, 2000 and June 30, 1999, amortization of goodwill was $753,000.

     NON-RECURRING AND OTHER CHARGES. During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, we shifted our sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who focused sales efforts on these channel resellers. We also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, we recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of June 30, 2000, we had paid off the full amount of the restructuring cost.

     During the first quarter of 1999, we executed a restructuring plan to consolidate our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect focus on our strongest product lines and better integrate the efforts of certain product development teams. As a result, we recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of June 30, 2000, we had paid off the full amount of the restructuring cost.

OTHER INCOME, NET

     Other income, net increased 0.4% to $274,000 during the second quarter of 2000 from $273,000 in the second quarter of 1999. For the six months ended June 30, 2000, other income, net increased 0.2% to $548,000 from $547,000 during the first six months of 1999. Other income consists of mostly interest income on cash equivalents and short-term investments. While the balance invested was lower in the second quarter of 2000 than in the second quarter of 1999, this was offset by higher interest rates in 2000.

PROVISION FOR INCOME TAXES

     We recorded a provision for foreign and state income taxes of $51,000 and $102,000 for the three and six months ended June 30, 2000, respectively, and $43,000 and $73,000 for the three and six months ended June 30, 1999, respectively. There was no tax benefit recorded for losses generated in the U.
S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $18.6 million as compared to $20.7 million as of December 31, 1999.

     In the first six months of 2000, we used $1.8 million for operating activities, resulting from the net loss, increases in accounts receivable and other current assets, offset by increases in deferred revenue.

     We used $4.9 million from investing activities in the first six months of 2000, mainly to fund our foreign subsidiaries and make investments in property and equipment.

     We generated funds from financing activities of $718,000 in the first six months of 2000 related to the exercise of stock options and the issuance of stock under the employee stock purchase plan.

     Our corporate headquarters in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.3 million. Effective July 1, 2000, we entered into an amendment to our sublease agreement to secure an additional 5,800 rentable square feet within the headquarters complex. Upon completion of the build-out of this space, we will occupy a total of 73,300 square feet of office space at the headquarters location. Segue has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.

     During the first six months of 2000, we paid approximately $291,000 and $131,000 related to the 1999 first and second quarter restructuring charges respectively. In addition, we paid approximately $300,000 of the remaining balance related to the 1999 implementation of a new management information system.

     We expanded our Northern Ireland technical support center during the first six months of 2000 by adding fifteen technical support engineers. In addition to the increased head count, we also paid approximately $40,000 for additional computer equipment.

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

Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $31.7 million as of June 30, 2000. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; a net loss of $15.9 million in 1999, which includes $2.0 million for restructuring costs, $481,000 for severance of senior executives, and $2.5 million for the amortization goodwill and completed technology related to the SQLBench acquisition; and a net loss of $4.5 million for the six months ended June 30, 2000. While we have experienced revenue growth in recent periods, continued growth at the same rate may not be sustainable and is not necessarily indicative of future operating results. Failure to sustain or increase profitability may adversely affect the market price of Segue's common stock.

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

We may have difficulty managing recent changes. Segue has been experiencing a period of rapid growth, including increases in the number of orders and changes in customers and personnel. This rapid growth has placed, and may continue to place, strains on our management, product offerings, services, operations and systems. To manage future growth effectively, we must expand, improve and effectively utilize our operational, management, marketing, sales and financial systems as necessitated by changes in our business. We have completed the implementation of a new management information system and opened a Technical Support Center in Northern Ireland in 1999, both of which could be disruptive. Additionally, we expanded our sales force and our Northern Ireland technical support center in the first six months of 2000. Also, as part of the restructuring plan of the first and second quarter of 1999, we have significantly changed our sales management team and consolidated the position of Senior Vice President of Research and Development with the position of Senior Vice President and General Manager of the executive management team. In conjunction with these management changes, we have also changed the structure of our internal organization by adding product divisions that relate to our eBusiness testing products. We have also refocused our sales and marketing approach to focus on e-commerce applications. There can be no assurance that we will be able to effectively manage such changes and such changes are likely to be disruptive.

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

In the future, Segue may acquire additional businesses or product lines. The past completed acquisitions, or any future acquisition may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our existing business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

Our performance may be affected by market acceptance of our new products. In July 2000 we launched a new product area, Production Monitoring, with two unique solutions, eCMonitor VPM and eCMonitor CVM. If these products, or any other newly developed products or product enchantments fail to be accepted by our existing and potential customers, our business may be materially adversely affected.

Certain lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-
                    ----------------------------------------------------------
CV-10891-RGS. The class action complaint alleged the defendants violated the
------------
federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
---------------------------------------------------------------------------
These cases were consolidated under the caption In Re Segue Software,
                                                      --------------
Inc.Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
----------------------------------------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000 and on July 26 2000, the United States District Court for the District of Massachusetts has granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. Segue intends to defend the claim vigorously. Segue believes the defense of the claim in this action could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that the Black & White Software, Inc. complaint is determined or settled in a manner adverse to Segue, then such determination or settlement could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

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

We have completed the shift in our focus from general software testing to eBusiness testing. In 1997, we began to develop and acquire technology to provide automated software testing for Web-enabled software applications, including the acquisition of SQLBench in December 1997. These developments allowed us to extend our testing capabilities beyond distributed client/server applications with GUI front ends. In the second quarter of 1998, Segue introduced "LiveQuality," an eBusiness scenario testing solution. In the fourth quarter of 1998, we acquired Eventus Software, Inc. and Black & White Software, Inc. We anticipated that these acquisitions would provide us with other technologies to expand our current line of eBusiness testing products. Segue continued to develop and introduce other eBusiness products in 1999, including our eConfidence Solution packages called eConfidence Functionality, eConfidence Performance and eConfidence Production. Our shift from a general software testing company to an eBusiness testing company has resulted in significant changes in our (i) organizational structure, (ii) management personnel, (iii) product mix, and (iv) sales approach. These changes have required and will continue to require significant management attention and have been and may continue to be disruptive. We are reviewing the changes made in the past year and may make additional changes to affect our shift. If we fail to effectively manage these changes, or make other changes that may be needed in connection with our shift to an eBusiness testing company, business, operating results and financial condition may be materially adversely affected.

We face many risks associated with international business activities. Segue derived approximately 11% of its total product sales from international customers in the first six months of 2000. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure, is to invest in short-term, highly liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). At June 30, 2000, the fair value of our short-term investments approximated market value.

     FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of June 30, 2000, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the European monetary union has taken place in our fiscal year of 1999. We have not determined the impact, if any, that the Euro will have on foreign currency and business exposure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-
                 -------------------------------------------------------------
10891-RGS. The class action complaint alleged the defendants violated the
---------
federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
---------------------------------------------------------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                      --------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
------------------------------------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. Segue intends to defend the claims vigorously. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs have opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000 and on July 26, 2000, the United States District Court for the District of Massachusetts has granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. Segue intends to defend the claim vigorously. Segue believes the defense of the claim in this action could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that the Black & White Software, Inc. complaint is determined or settled in a manner adverse to Segue, then such determination or settlement could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

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

     Through the period ended June 30, 2000, we used approximately $8.4 million for the purchase of property and equipment, approximately $4.75 million for repayment of indebtedness including interest ($3.4 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and B&W debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $1.6 million for employee severance payments, and approximately $17.0 million for working capital. The remaining $6.3 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

     No payments from the net offering proceeds of the IPO were made to directors, officers, or persons owning 10 percent or more of the common stock of Segue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The 2000 Annual Meeting of Stockholders of Segue Software, Inc. (the "Annual Meeting") was held on June 23, 2000.

  (b) At the Annual Meeting, the following individuals were elected to Segue's Board of Directors, constituting all members of Segue's Board of Directors:

                            Votes For      Votes Withheld
                            ---------      --------------

       James H. Simons      8,106,830         620,179
       Stephen B. Butler    7,880,921         846,088
       Leonard E. Baum      8,106,830         620,179
       John R. Levine       8,106,830         620,179
       Howard L. Morgan     8,106,830         620,179
       Jyoti Parkash        7,880,921         846,088

   (c) The following additional proposals were considered at the Annual Meeting:


                                                                  Votes      Votes     Votes
                                                                   For      Against   Withheld
                                                                ---------  ---------  --------
       Approval of the Stock Purchase Plan
       Amendment                                                4,211,900    225,753    70,585
       Approval of the 1996 Option Plan
       Amendment                                                2,653,432  1,774,922    79,884
       Ratification of the appointment of Grant Thornton LLP
       independent public accountants for the fiscal year
       ending December 31, 2000                                 8,636,251     20,109    70,649


ITEM 5.  OTHER INFORMATION

       Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

                  27.1    Financial Data Schedule

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                              SEGUE SOFTWARE, INC.

                                By: /s/ STEPHEN B. BUTLER
                                -------------------------

                                    Name:       Stephen B. Butler
                                    Title:      Chief Executive Officer

                                By: /s/ DOUGLAS ZACCARO
                                -----------------------

                                    Name:       Douglas Zaccaro
                                    Title:      Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
No.                         Description
---                         -----------

27.1                        Financial Data Schedule