Form 10-Q
period 2000-09-30
SEGUE SOFTWARE INC
filed 2000-11-14
CIK 894572

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of Registrant's Common Stock outstanding as of November 8, 2000 was 9,470,982.

                             SEGUE SOFTWARE, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                 Page No
                                                                               -------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (unaudited)
            September 30, 2000 and December 31, 1999                              3

          Condensed Consolidated Statements of Operations (unaudited)
            Three and nine months ended September 30, 2000 and 1999               4

          Condensed Consolidated Statements of Cash Flows (unaudited)
            Nine months ended September 30, 2000 and 1999                         5

          Notes to Condensed Consolidated Financial Statements (unaudited)        6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   7


Item 3.   Quantitative and Qualitative Disclosures about Market Risk             14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                      14

Item 2.   Changes in Securities and Use of Proceeds                              15

Item 4.   Submission of Matters to a Vote of Security Holders                    15

Item 5.   Other Information                                                      15

Item 6.   Exhibits and Reports on Form 8-K                                       15

Signatures                                                                       16

Exhibits Index                                                                   17

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SEGUE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                   September 30,    December 31,
                                                                                       2000            1999
                                                                                       ----            ----
ASSETS
Current assets:
Cash and cash equivalents                                                            $  13,894       $  7,429
Short-term investments                                                                   4,237         13,287
Accounts receivable, net of allowances of $670 and $600 at September 30, 2000
  and December 31, 1999, respectively                                                   13,377         12,014
Other current assets                                                                     2,170          1,320
                                                                                     ---------       --------

  Total current assets                                                                  33,678         34,050

Property and equipment, net                                                              5,887          5,734
Completed technology, net                                                                  249            989
Goodwill, net                                                                            3,387          4,516
Other assets                                                                                63            277
                                                                                     ---------       --------

   Total assets                                                                      $  43,264       $ 45,566
                                                                                     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                        $     883       $    883
Accounts payable                                                                         1,610          1,896
Accrued compensation and benefits                                                        2,564          2,881
Accrued royalties                                                                          297            147
Accrued expenses                                                                         1,795          2,007
Deferred revenue                                                                        11,606          8,407
                                                                                     ---------       --------

   Total current liabilities                                                            18,755         16,221

Stockholders' equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; no
  shares issued and outstanding                                                              -              -
Common stock, par value $.01 per share; 30,000 shares authorized; 9,463 shares and 9,290 shares issued and outstanding at September 30, 2000 and
  December 31, 1999, respectively                                                           95             93
Additional paid-in capital                                                              57,573         56,426
Accumulated deficit                                                                   ( 33,159)       (27,174)
                                                                                     ---------       --------

  Total stockholders' equity                                                            24,509         29,345
                                                                                     ---------       --------

  Total liabilities and stockholders' equity                                         $  43,264       $ 45,566
                                                                                     =========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          Three months ended             Nine months ended
                                          ------------------             -----------------
                                            September 30,                 September 30,
                                            -------------                 -------------
                                           2000        1999            2000            1999
                                           ----        ----            ----            ----
Revenue:
Software                                  $ 8,620     $ 8,438         $27,680        $ 20,851
Services                                    5,516       4,332          15,621          12,601
                                          -------     -------         -------        --------

 Total revenue                             14,136      12,770          43,301          33,452

Cost of revenue:
Cost of software                              590         681           1,853           2,194
Cost of services                            2,215       2,044           6,776           6,801
                                          -------     -------         -------        --------

 Total cost of revenue                      2,805       2,725           8,629           8,995

Gross margin                               11,331      10,045          34,672          24,457

Operating expenses:
Sales and marketing                         8,505       6,965          26,194          21,958
Research and development                    2,258       2,181           7,327           7,641
General and administrative                  1,848       1,954           6,660           5,708
Amortization of goodwill                      376         376           1,129           1,129
Non-recurring and other charges                 -           -               -           2,499
                                          -------     -------         -------        --------

 Total operating expenses                  12,987      11,476          41,310          38,935
                                          -------     -------         -------        --------

Loss from operations                       (1,656)     (1,431)         (6,638)        (14,478)
Other income, net                             256         192             804             738
                                          -------     -------         -------        --------

Loss before provision for income taxes     (1,400)     (1,239)         (5,834)        (13,740)
Provision for income taxes                     49          41             151             114
                                          -------     -------         -------        --------

Net loss                                  $(1,449)    $(1,280)        $(5,985)       $(13,854)
                                          =======     =======         =======        ========

Net loss per common share-basic
  and diluted                             $ (0.15)    $ (0.14)        $ (0.64)       $  (1.54)

Weighted average common shares
  outstanding-basic and diluted             9,428       9,046           9,376           9,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             SEGUE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Nine months ended
                                                                         September 30,
                                                                         --------------
                                                                       2000            1999
                                                                       ----            ----
Cash flows from operating activities:
Net loss                                                             $ (5,985)       $(13,854)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                         3,784           3,235
  Noncash compensation charges                                              -             123
  Changes in operating assets and liabilities:
   Accounts receivable                                                 (1,363)         (2,539)
   Other current assets                                                  (850)            (76)
   Other assets                                                             -             504
   Accounts payable                                                      (286)         (1,068)
   Accrued expenses, royalties, compensation and benefits                (277)          1,921
   Deferred revenue                                                     3,199           2,555
                                                                     --------        --------

Net cash used in operating activities                                  (1,778)         (9,199)
                                                                     --------        --------

Cash flows from investing activities:
Additions to property and equipment                                    (2,169)         (3,694)
Decrease in other assets                                                  214               -
Maturities of short-term investments                                   42,839          22,835
Purchases of short-term investments                                   (33,789)        (21,191)
                                                                     --------        --------

Net cash provided by (used in) investing activities                     7,095          (2,050)
                                                                     --------        --------

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan         1,148             931
Payments of notes payable                                                   -            (334)
                                                                     --------        --------

Net cash provided by financing activities                               1,148             597
                                                                     --------        --------

Effect of exchange rate changes on cash and cash equivalents                -             (18)
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents                    6,465         (10,670)
                                                                     --------        --------

Cash and cash equivalents, beginning of period                          7,429          16,096
                                                                     --------        --------

Cash and cash equivalents, end of period                             $ 13,894        $  5,426
                                                                     ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             SEGUE SOFTWARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

2.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                   Three months ended      Nine months ended
                                                      September 30,          September 30,
                                                      -------------          -------------
                                                     2000      1999       2000       1999
                                                     ----      ----       ----       ----
Net loss                                           $(1,449)  $(1,280)    $(5,985)  $(13,854)

Weighted average shares used in
net loss per share--basic and diluted                9,428     9,046       9,376      9,016

Net loss per common share--basic and diluted       $ (0.15)  $ (0.14)    $ (0.64)  $  (1.54)

Options and warrants to purchase 2,902,000 and 2,810,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999, respectively, because their inclusion would be anti-dilutive.

3.  PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $49,000 and $151,000 for the three and nine months ended September 30, 2000, respectively and $41,000 and $114,000 for the three and nine months ended September 30, 1999, respectively. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

4.  COMPREHENSIVE LOSS

Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. For the third quarter and year to date ended September 30, 1999, comprehensive loss substantially equaled net loss. For the third quarter and year to date ended September 30, 2000, comprehensive loss was $1,612,000 and $6,278,000, respectively.

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

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                           --------------------------------       ------------------------------
                                                                  Gross                                  Gross
                                               Revenue            Margin              Revenue            Margin
                                               -------            ------              -------            ------
                                            2000      1999     2000    1999         2000    1999      2000    1999
SoftwareSegments Revenue:
 eBusiness product licenses                $ 8,544  $ 8,172                       $27,395  $19,918
 Client/server testing product licenses         76      266                           285      933
                                           -------  -------                       -------  -------

  Total software revenue                   $ 8,620  $ 8,438  $ 8,030  $ 7,757     $27,680  $20,851  $25,827  $18,657
                                           -------  -------  -------  -------     -------  -------  -------  -------
Service Revenue:

 Training and consulting                   $ 2,076  $ 1,981  $   660  $   298     $ 6,280  $ 6,172  $ 1,671  $   926
 Maintenance                                 3,440    2,351    2,641    1,990       9,341    6,429    7,174    4,874
                                           -------  -------  -------  -------     -------  -------  -------  -------

  Total services revenue                   $ 5,516  $ 4,332  $ 3,301  $ 2,288     $15,621  $12,601  $ 8,845  $ 5,800
                                           -------  -------  -------  -------     -------  -------  -------  -------

  Total revenue                            $14,136  $12,770  $11,331  $10,045     $43,301  $33,452  $34,672  $24,457
                                           =======  =======  =======  =======     =======  =======  =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

                                     Percentage of Revenue for               Percentage of Revenue for
                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                  --------------------------------        -------------------------------
                                       2000          1999                        2000           1999
                                       ----          ----                        ----           ----
Revenue:
Software                                61.0%         66.1%                       63.9%          62.3%
Services                                39.0          33.9                        36.1           37.7
                                      ------        ------                      ------         ------

 Total revenue                         100.0         100.0                       100.0          100.0

Cost of revenue:
Cost of software                         4.2           5.3                         4.3            6.6
Cost of services                        15.6          16.0                        15.6           20.3
                                      ------        ------                      ------         ------

 Total cost of revenue                  19.8          21.3                        19.9           26.9

Gross margin                            80.2          78.7                        80.1           73.1

Operating expenses:
Sales and marketing                     60.2          54.5                        60.5           65.6
Research and development                16.0          17.1                        16.9           22.8
General and administrative              13.1          15.3                        15.4           17.1
Amortization of goodwill                 2.6           3.0                         2.6            3.4
Non-recurring and other charges            -             -                           -            7.5
                                      ------        ------                      ------         ------

 Total operating expenses               91.9          89.9                        95.4          116.4

Loss from operations                   (11.7)        (11.2)                      (15.3)         (43.3)
Other income, net                        1.8           1.5                         1.8            2.2
                                      ------        ------                      ------         ------

Loss before provision for income
taxes                                   (9.9)         (9.7)                      (13.5)         (41.1)
Provision for income taxes               0.3           0.3                         0.3            0.3
                                      ------        ------                      ------         ------

Net loss                               (10.2)%       (10.0)%                     (13.8)%        (41.4)%
                                      ======        ======                      ======         ======

REVENUE

REVENUE FROM SOFTWARE. Software revenue increased 2% to $8.6 million during the third quarter of 2000 from $8.4 million for the same period of 1999. For the nine months ended September 30, 2000, software revenue increased 33% to $27.7 million as compared to $20.9 million for the nine months ended September 30, 1999. The main factor for the rather flat software revenue growth in the third quarter as compared to the third quarter in 1999 was our increasing sales focus away from dotcoms and towards enterprise opportunities in large multinational companies. However, the increased sales force headcount and marketing activities are the primary factors for the year to date software revenue increase as compared to the same period in 1999. International revenue accounted for 18% and 13% of total software revenue for the three and nine months ended September 30, 2000, respectively, as compared to 11% and 12% of total software revenue for the same period of 1999. We have increased our international operation with the intention to grow European business. During the past 9 months our European sales force has increased approximately 43% as compared to December 31, 1999.

REVENUE FROM SERVICES. Service revenue increased 27% to $5.5 million during the third quarter of 2000 from $4.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, service revenue increased 24% to $15.6 million as compared to $12.6 million for the nine months ended September 30, 1999. As compared to the three and nine months ended September 30, 1999, training and consulting revenue increased 5% for the third quarter of 2000, however, the year to date training and consulting revenue increased only 2% as compared to the same period of 1999. As compared to the three and nine months ended September 30, 1999, the recognized maintenance revenue increased 46% and 45%, respectively. The increase in recognized maintenance revenue was driven largely by incremental software licenses sold over the past 12 months that are being amortized over the contract period, which is predominately a 12 month period. In addition, as the installed base of license holders has increased, revenues from the renewal of maintenance contracts has increased.

COST OF REVENUE

COST OF SOFTWARE. Cost of software decreased 13% to $590,000 during the third quarter of 2000 from $681,000 in the third quarter of 1999. For the nine months ended September 30, 2000, cost of software decreased 16% to $1.9 million as compared to $2.2 million for the nine months ended September 30, 1999. As a percentage of software revenue, costs of software in the third quarter of 2000 decreased to 7% from 8% in the corresponding prior-year period, and, for the nine months ended September 30, 2000, decreased to 7% from 11% in the nine months ended September 30, 1999. As many of the costs of software are fixed such as personnel related costs and amortization of intangible assets and patents, the decrease in cost of software as a percentage of software revenue is mainly due to increased revenue from product sales. In addition, we continued our cost control by scrutinizing expenditures.

COST OF SERVICES. Cost of services increased 8% to $2.2 million during the third quarter of 2000 from $2.0 million in the third quarter of 1999. For the nine months ended September 30, 2000, cost of services remained at the same level as compared to the same period in 1999 at $6.8 million. The third quarter of 2000, costs of services as a percentage of service revenue decreased to 40% from 47% in the corresponding prior year period. For the nine months ended September 30, 2000, costs of services as a percentage of service revenue decreased to 43% from 54% during the corresponding period in 1999. The decreases in costs of services as a percentage of service revenue are mainly due to our cost control strategy of shifting most of our technical support workload to our Belfast, Northern Ireland technical support center, where overhead costs are lower. Additionally, in 2000 we used fewer third party consultants who typically cost more than internal personnel.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased 22% to $8.5 million during the third quarter of 2000 from $7.0 million in the third quarter of 1999. For the nine months ended September 30, 2000, sales and marketing expenses increased 19% to $26.2 million as compared to $22.0 million for the nine months ended September 30, 1999. The increases are partly due to increases in personnel-related costs including higher headcount of sales and marketing personnel, commissions on higher levels of sales and higher costs associated with marketing programs.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 4% to $2.3 million during the third quarter of 2000 from $2.2 million in the third quarter of 1999. For the nine months ended September 30, 2000, research and development expenses decreased 4% to $7.3 million as compared to $7.6 million during the same period in 1999. Research and development expenses remained relatively flat mainly due to the management effort for better cost control.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 5% to $1.8 million during the third quarter of 2000 from $2.0 million for the same period in 1999. For the nine months ended September 30, 2000, general and administrative costs increased 17% to $6.7 million as compared to $5.7 million for the same period in the prior year. The overall year to date increases are primarily due to the increased legal expenses incurred in connection with ongoing litigation, increased audit related expenses associated with the amendments of our prior years Form 10-Qs and Form 10-Ks for the restatements from December 1997 through

September 1999 related to acquired in-process research and development and increased personnel related costs such as salaries and consulting. In addition, there was a severance charge of approximately $200,000 during the first quarter of 2000. Bad debt expenses have increased approximately $250,000 during the year.

AMORTIZATION OF GOODWILL. Amortization of goodwill was $376,000 for both the third quarter of 2000 and 1999. For each of the nine month periods ended September 30, 2000 and September 30, 1999, amortization of goodwill was $1.1 million.

NON-RECURRING AND OTHER CHARGES. There have been no non-recurring and other charges in 2000. During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, we shifted our sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who focused sales efforts on these channel resellers. We also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, we recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, which related exclusively to severance and other employee-related costs, including a noncash compensation charge of approximately $118,000. As of June 30, 2000, we had paid off the full amount of the restructuring cost.

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

OTHER INCOME, NET

Other income, net increased 33% to $256,000 during the third quarter of 2000 from $192,000 in the third quarter of 1999. For the nine months ended September 30, 2000, other income increased 9% to $804,000 from $738,000 during the same period of 1999. Other income consists of mostly interest income on cash equivalents and short-term investments. While the balance invested was lower in the third quarter of 2000 than in the third quarter of 1999, this was offset by higher interest rates in 2000. Additionally, interest expense was lower during the three and nine months ended September 30, 2000 than in the same periods last year, because $2.6 million in notes payable were paid off in December 1999.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $49,000 and $151,000 for the three and nine months ended September 30, 2000, respectively, and $41,000 and $114,000 for the three and nine months ended September 30, 1999, respectively. There was no tax benefit recorded for losses generated in the U.
S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $18.1 million as compared to $20.7 million as of December 31, 1999.

In the first nine months of 2000, we used $1.8 million for operating activities, resulting from the net loss, increases in accounts receivable and other current assets, offset by increases in deferred revenue and non-cash expenses.

Investing activities provided $7.1 million for the nine-month period through September 30, 2000. Mainly, this came from net maturities of short-term investments offset by investments in property and equipment.

We generated funds from financing activities of $1.1 million in the nine month period ending September 30, 2000, related to the exercise of stock options and the issuance of stock under the employee stock purchase plan.

Our corporate headquarters in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.3 million. On July 1, 2000, we entered into an amendment to our sublease agreement to secure an additional 5,800 rentable square feet within the headquarters complex. Upon completion of the build-out of this space, we will occupy a total of

73,300 square feet of office space at the headquarters location. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.

For the nine months ending September 30, 2000, we paid approximately $291,000 and $131,000 related to the 1999 first and second quarter restructuring charges respectively. In addition, we paid approximately $300,000 of the remaining balance related to the 1999 implementation of a new management information system.

We expanded our Northern Ireland technical support center during the year of 2000 by adding twenty-six technical support engineers. In addition to the increased headcount, we also renovated the third floor of Belfast Technical Support center to accommodate the additional personnel. The estimated total facility expansion costs were approximately $175,000. Moreover, as of September 30, 2000, we had paid approximately $70,000 for additional computer equipment located in Northern Ireland.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the enhanced presentation of our web site, the possible opening of additional international offices, and the possible acquisition of software products or technologies complementary to Segue's business.

Assuming there is no significant change in our business, we believe that cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet our working capital and debt requirements for at least the next twelve months. In the event Segue requires additional financing, we believe we would be able to obtain such financing; however, there can be no assurance that we would be successful in doing so, or that we could do so on terms favorable to Segue.

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

Segue's quarterly results may fluctuate. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Segue's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. Segue's quarterly revenue may fluctuate significantly for several reasons, including: the timing of introductions of new products or product enhancements by Segue or its competitors; uncertainty created by changes in the market, including particularly the dotcom e-commerce market which may affect the ability of customers to order Segue products or pay for them; personnel changes; the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; changes in operating expenses; product mix; and general economic conditions. A substantial portion of Segue's operating expenses are related to personnel, facilities and marketing programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on Segue's expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. In addition, Segue does not typically experience order backlog. Furthermore, Segue has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues for any future quarter are not predictable with any significant degree of accuracy. Demand for Segue product is difficult to predict. For these reasons, Segue believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Segue may not be profitable in the future. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $33.2 million as of September 30, 2000. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to Segue's acquisitions of Eventus Software and Black & White Software, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; a net loss of $15.9 million in 1999, which includes $2.0 million for restructuring costs, $481,000 for severance of senior executives, and $2.5 million for the amortization goodwill and completed technology related to the SQLBench acquisition; and a net loss of $6.0 million for the nine months ended September 30, 2000. Revenue declined in the third quarter and we have no assurance that we will resume the revenue growth realized in previous quarters. Failure to achieve profitability may adversely affect the market price of Segue's common stock.

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

We may have difficulty managing recent changes. Segue has been experiencing a period of rapid growth, including increases in the number of orders and changes in customers and personnel. This rapid growth has placed, and may continue to place, strains on our management, product offerings, services, operations and systems. To manage future growth effectively, we must expand, improve and effectively utilize our operational, management, marketing, sales and financial systems as necessitated by changes in our business. We have completed the implementation of a new management information system and opened a Technical Support Center in Northern Ireland in 1999, both of which could be disruptive. Additionally, we expanded our sales force and our Northern Ireland technical support center in the first nine months of 2000. We made some organizational changes to enable us to close large enterprise contracts more efficiently. The sales force was reorganized so that new units in Eastern United States, Western United States and Europe report to our Senior Vice President of sales. A new unit focused on business solutions and alliances was created and a general counsel was added to the senior staff to help us effectively negotiate complicated contracts and streamline the licensing process. There can be no assurance that we will be able to effectively manage such changes and such changes may be disruptive.

We are gradually shifting our primary focus away from the dotcom e-commerce clients to larger enterprise transactions, which entail a more complete business solution for the client. Our sales force must adapt to this shift in focus, and
we intend to add additional sales resources.   We have no assurance that this
change in focus will be successful or that we will be able to add new sales resources.

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

Our performance may be affected by market acceptance of our new products. In July 2000 we launched a new product area, Production Monitoring, with two unique solutions, eCMonitor VPM and eCMonitor CVM. Our performance may also be affected by our ability to generate incremental revenue from our business partnerships and strategic alliances. If these products, or any other newly developed products or product enchantments fail to be accepted by our existing and potential customers, or if we can not generate incremental revenue from these partnerships and alliances, our business may be materially adversely affected.

Certain lawsuits have been filed against Segue which, if determined or settled in a manner adverse to Segue, could adversely affect Segue's financial condition. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-
                    ----------------------------------------------------------
CV-10891-RGS. The class action complaint alleged the defendants violated the
------------
federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
----------------------------------------------------------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
------------------------------------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000 and on July 26 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs have filed a notice of appeal and the appeal is pending. Segue believes the defense of this appeal could involve significant litigation-related expenses. The outcome of the appeal is uncertain and at this time, Segue is unable to quantify any related financial exposure. In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. Segue intends to defend the claim vigorously. Segue believes the defense of the claim in this action could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that the Black & White Software, Inc. complaint is determined or settled in a manner adverse to Segue, then such determination or settlement could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

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

We face many risks associated with international business activities. Segue derived approximately 13% of its total product sales from international customers in the first nine months of 2000. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

Our business operations may be affected by unexpected year 2000 problems. Although to date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, there can be no assurance that our business could not be materially adversely affected by unexpected year 2000 problems.

Segue may be subject to risks associated with its business partner and strategic alliance program. Although Segue has not historically sold significant amounts of its products through indirect channels and business partnerships, we intend to continue to develop these programs as part of our business strategy. There can be no assurance that our efforts will result in an increase in revenues. Our agreements with our business partners are non-exclusive and provide the business partners with 60-day price protection. Because our business partners generally order products after they have received purchase orders, there is no requirement that we repurchase any product. We typically do not grant our business partners a contractual right to return software products. When approved by management, however, we have accepted (and in the future may accept) returns of certain software products and have provided an allowance for the specified products. Segue selects its business partners based on the partner's financial viability, product expertise and market focus. In order for our strategy to broaden market penetration through our business partner program to be successful, we must increase our unit sales to offset the discount we are providing to our business partners. There can be no assurance that we will succeed in the development of these programs. Moreover, selling through indirect channels and business partnerships may limit our contact with the end users of our products. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered and our ability to develop and maintain customer goodwill may be limited. Furthermore, our existing or future business partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, Segue will need to resolve potential conflicts among its sales force and business partners.

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

INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of September 30, 2000, the fair value of our short-term investments approximated market value.

FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of September 30, 2000, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for most members of the European monetary union has taken place in our fiscal year of 1999. As of September 30, 2000, the impact of Euro has not been significant to our business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV- 10891-
         --------------------------------------------------------------------
RGS. The class action complaint alleged the defendants violated the federal
----
securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.
---------------------------------------------------------------------------
These cases were consolidated under the caption In Re Segue Software, Inc.
                                                --------------------------
Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a
---------------------------------------------------------------------------
consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action. The plaintiffs opposed the motions to dismiss on various grounds. The court heard arguments on the motions on March 15, 2000 and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs have filed a notice of appeal and the appeal is pending. Segue believes the defense of this appeal could involve significant litigation-related expenses. The outcome of the appeal is uncertain and at this time, Segue is unable to quantify any related financial exposure. In addition, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. Segue intends to defend the claim vigorously. Segue believes the defense of the claim in this action could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time Segue is not able to quantify any related financial exposure. In the event that the Black & White Software, Inc. complaint is determined or settled in a manner adverse to Segue, then such determination or settlement could adversely affect Segue's financial position or results of operations in the period in which the litigation is resolved.

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

Through the period ended September 30, 2000, we used approximately $9.3 million for the purchase of property and equipment, approximately $4.75 million for repayment of indebtedness including interest ($3.4 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and B&W debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $1.6 million for employee severance payments, and approximately $17.0 million for working capital. The remaining $5.4 million was invested in temporary investments, mainly consisting of government agency paper and commercial paper.

No payments from the net offering proceeds of the IPO were made to directors, officers, or persons owning 10 percent or more of the common stock of Segue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

                27.1   Financial Data Schedule


  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

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