Form 10-K
period 2000-12-31
SEGUE SOFTWARE INC
filed 2001-03-27
CIK 894572

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO            .

                        COMMISSION FILE NUMBER: 0-27794
                           --------------------------

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

       Registrant's telephone number, including area code: (781) 402-1000
                           --------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,260,003 as of March 12, 2001, based upon the closing sale price of Common Stock reported for that date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Registrant's Common Stock outstanding as of March 12, 2001 was 9,532,532.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 2001 Annual Meeting of Stockholders to be held on June 8, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SEGUE SOFTWARE, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      4

Item 2.   Properties..................................................     11

Item 3.   Legal Proceedings...........................................     12

Item 4.   Submission of Matters to a Vote of Security Holders.........     12

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     13

Item 6.   Selected Financial Data.....................................     14

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     16

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     29

Item 8.   Financial Statements and Supplementary Data.................     29

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     29

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     30

Item 11.  Executive Compensation......................................     30

Item 12.  Security Ownership of Management and Certain Beneficial
          Owners......................................................     30

Item 13.  Certain Relationships and Related Transactions..............     30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     31

    This Form 10-K contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

    Some of the factors that might cause these differences are discussed under the heading "Factors That May Affect Future Results" beginning on page 24. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Segue Software, Inc. and its subsidiaries ("Segue," "the Company," or "we") develop, market and support software products, and provide related professional services for the management and testing of electronic business ("eBusiness") applications. Segue was incorporated in California in 1988 and reincorporated in Delaware in March 1996. Segue has its corporate headquarters at 201 Spring Street, Lexington, Massachusetts. Our products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy these mission-critical applications. Our products and services provide a solution designed to deliver automated functional load testing and monitoring for applications deployed on the World Wide Web. These solutions enable our customers to deploy and operate reliable business-to-business (B2B) and business-to-consumer (B2C) web sites. Reliability solutions, such as ours, are critical components of the eBusiness infrastructure that is developing rapidly on a global basis.

eBUSINESS FOCUS HISTORY

    During 1997, Segue introduced technology to provide automated software testing for web-enabled software applications, extending our testing capabilities beyond distributed client/server applications with GUI front ends. This new technology was added to the Company's sole product at that time, QA Partner. The version of QA Partner with this web testing technology included was later renamed "SilkTest." We also began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, we acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), hereafter referred to collectively as "SQLBench" (see Note 2 of the Consolidated Financial Statements). The acquired load testing product, SilkPerformer, provides web developers and testers the ability to determine the scalability of their web applications. SilkPerformer revenue has grown rapidly from its introduction in the fourth quarter of 1997 and represented approximately 54% of license revenue for the year ending December 31, 2000.

    In the second quarter of 1998, Segue introduced "LiveQuality," an eBusiness scenario testing solution, and continued our strategic transition from general software testing to the more specialized world of eBusiness testing. In
May 1999, we decided to brand all of our eBusiness products under the Silk brand and renamed the LiveQuality product to be "SilkRealizer."

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

    During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl, a product we had acquired in connection with our 1998 acquisition of Eventus Software, Inc. ("Eventus"). Segue has no present plans to integrate SilkControl into our product line. These product development restructuring activities were aimed at reducing our costs associated with the development of SilkControl and enhancing our sales force ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of fifteen employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999, Segue shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven of our employees who focused sales efforts on these channel resellers. Segue also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has been replaced. Associated with these events, we recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million related exclusively to severance and other employee-related costs associated with the restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000) which related to severance of the two senior vice presidents.

    In addition, in the second quarter of 1999, Segue introduced the first versions of SilkPilot, SilkMeter and SilkObserver. These tools came from our acquisition in December 1998 of Black & White Software, Inc. ("Black & White"), providing our business with tools that specifically assist engineers in the testing of complex logic associated with eBusiness servers. These tools help engineers detect software bugs, monitor and diagnose performance, and meter transactions in servers that deploy complex distributed Common Object Request Broker Architecture (CORBA) object technology. License sales from these tools in 1999 and 2000 were approximately $400,000 and $419,000, respectively. In 2000, we released an important new version of SilkPilot, enabling this product to support Enterprise JavaBeans and providing us with a competitive advantage in the middleware testing area. We also continued to integrate the SilkMeter product with our other products, enabling new models for licensing products to customers and partners. The first fully metered product, SilkPerformer, can now be licensed on a "pay for usage" basis. We have a pending patent application for this metered product. We have made this licensing model available only to our strategic alliances at this time but will expand availability as our experience merits. We decided to stop development at this time of our SilkObserver product in order to concentrate our efforts on our SilkPilot and SilkMeter products, and on enabling deeper Java support for our SilkTest product.

    In the third quarter of 1999, we introduced the eConfidence Solutions packages called eConfidence Functionality, eConfidence Performance and eConfidence Production, that bundle our quality assurance tools with our consulting services. In 2000, we expanded the eConfidence Solutions packages with a hosted scalability service called eCScale. In order to deliver this solution, we signed an agreement in the third quarter of 2000 with service provider NaviSite for networking and server infrastructure. In effect, our customers are able to rent our SilkPerformer product and use our consultants cost effectively through the eCScale package in a hosted environment. We intend to expand delivery of this service offering through alliances with other service providers. Our sales force has incentives to sell eCScale hosted testing engagements that will enable customers to receive a full-scale stress test report concerning their web sites.

    We believe that consultants represent an important source of indirect channel revenue for the future and that product education is a critical element for our success. We are focused on building up our eBusiness expertise through our consulting services and training the information technology consulting industry to deliver such services based on Segue products. As part of this program, in October 1999, Segue published a book for consultants "GAIN eCONFIDENCE--THE eBUSINESS RELIABILITY SURVIVAL GUIDE." In addition, in November 1999 we created eConfidence University, a certification school for industry consultants that uses our book as its text. We trained approximately 100 consultants in the fourth quarter of 1999 from partnerships we formed with several consulting firms including marchFIRST (formerly USWeb/CKS), Accenture (formerly Arthur Andersen LLP), IBM Global Services and PricewaterhouseCoopers LLP. In 2000, we trained more than 500 IT consultants, including more than 200 from IBM Global Services.

    In the third quarter of 2000, we released SilkPerformer 4.0 a significantly enhanced version of SilkPerformer with load testing support of wireless protocols and devices. We anticipate that this enhancement will enable us to continue to produce strong sales of SilkPerfomer.

    In October 2000, we published our second book "LOAD TESTING FOR eCONFIDENCE," a guide to web application and load testing. The book is a comprehensive and detailed guide to load testing--a crucial stage of application design and deployment that helps ensure peak application performance during use by thousands of simultaneous users. The Segue book offers valuable information on the objectives and requirements of scalability testing, how companies can apply performance testing to their requirements, and a real-life example of a load-testing engagement and its results.

    In the fourth quarter of 2000, Segue introduced its first two products in the product monitoring area--Server Analysis Module (SAM), and KM for Patrol. The production monitoring area is closely related to our eBusiness testing focus, as companies want to monitor the performance of their web sites and use this information to guide their testing and deployment plans. SAM monitors the performance of the servers that are used to run the internet application behind the firewall. SAM replaces SilkMonitor, an earlier standalone version of the technology, and is sold as an add-on package to SilkPerformer.

    KM for Patrol integrates Segue's SilkPerformer with one of the leading system management products, Patrol from BMC Software Inc. With this integration in place, Patrol users can use their valuable networking and computer data collected by Patrol to help build testing suites and diagnose performance problems with their internet applications. Segue also entered into an agreement with BMC in the fourth quarter of 2000 that enables BMC's Professional Services organization to resell SilkPerformer with KM for Patrol.

    Also in the fourth quarter of 2000, Segue and IBM entered into a marketing agreement in which IBM manufactures and ships a demonstration version of SilkPerformer, called SilkPreview, to its WebSphere customers. WebSphere is IBM's eBusiness software platform and SilkPerformer will provide performance-testing technology to Websphere-based internet applications. Segue anticipates that SilkPreview will be a strong marketing tool to generate SilkPerformer sales leads from IBM's WebSphere client base. When sales leads are converted, IBM receives a referral fee.

    Segue is active in four business segments: eBusiness product licenses; client/sever testing product licenses; training and consulting; and maintenance/support services. Please see Note 11 to the Company's Consolidated Financial Statements for more detailed financial information about our segments.

INDUSTRY BACKGROUND

    Companies worldwide are rapidly implementing eBusiness applications that customers can access twenty-four hours a day, seven days a week. As businesses expand the use of technology to manage information and processes, and as software becomes a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to these businesses' success. While real-time communication, prompted by eBusiness, has created constant access to a company's services and products, it also brings with it constant exposure. This exposure is forcing companies to re-think the stability of their systems, as the cost of an unexpected shutdown could cripple even the strongest of organizations.

    Unlike mainframe environments, where applications, operating systems and hardware are designed by a single vendor as an integrated solution; or traditional client/server systems, where application development follows a process of specify, design, develop, test and release; web-based systems are developed across many different functional areas in an organization, are designed in component fashion and are continuously being assembled, validated and deployed based on market conditions. In addition, web-based systems consist of component layers of applications, middleware, operating systems, databases, browsers, servers, processors and network technology designed separately by multiple vendors. For example, in a web-based configuration, a browser might access a Netscape web server that then sends requests to an application server installed on a Microsoft Windows NT server that distributes the requests to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of web-based applications are developed separately by multiple vendors and integrated to form a business system.

    Web applications present enormous challenges to webmasters, quality assurance professionals and software developers. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components and keeping applications up-to-date with changing content, while simultaneously maintaining system reliability and accuracy.

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

    As businesses move mission-critical applications to the Internet to give customers greater access to such applications, they will need to test and measure the true capacity and scalability of web applications in order to avoid shutdowns, delays and other problems, while providing quality service. Such tests should help businesses determine whether (i) web applications scale with anticipated Internet volume, (ii) such applications can operate with little or no downtime, and (iii) new content can be deployed quickly and reliably. By building load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested before the application is deployed and exposed to real customers.

PRODUCTS

    Segue provides a full suite of products and services, known as our Silk Product Line, designed to help companies create, monitor and deploy more reliable B2B and B2C web applications. In addition, we continue to support our legacy client/server automated testing tools.

    Revenue from our Silk product line, which makes up our eBusiness management system product line, represented approximately 62%, 61% and 39% of total revenues in 2000, 1999 and 1998, respectively.

    Revenue from QA partners, our client/sever testing product, represented approximately 0.5%, 2% and 25% of total revenues in 2000, 1999 and 1998, respectively.

eBUSINESS MANAGEMENT SYSTEM PRODUCTS

    SILKRADAR is a defect-tracking product used to track and manage errors in software projects that provides the ability to associate test scenarios and known defects with each component.

    SILKTEST is an automated functional and regression testing tool for end-to-end testing of enterprise web applications. SilkTest includes a recovery system that supports unattended testing seven days a week, twenty-four hours a day. SilkTest contains a test planning and management tool that creates customized test plans for particular applications and manages the testing process from a central point of control. SilkTest also directly accesses a database using SQL calls to verify accurate database content and to write results of the tests. By providing test scripts with direct ODBC standard access to over 35 databases, SilkTest helps ensure that eBusiness applications function with the associated database reliably before they are deployed. SilkTest also has a distributed testing capability that enables users to thoroughly test eBusiness systems. SilkTest can run across multiple platforms, technologies, browsers and environments.

    SILKPERFORMER uses load testing technology to simulate real-world conditions to help users predict capacity, scalability and performance problems during their development process. SilkPerformer captures and simulates web and application server protocols including HTTP, HTTPS, FTP, POP3, LDAP, SMTP, IIOP and WAP at varying connection speeds from 14.4 kbs through ISDN, T1 and other high-speed connections. The SilkPerformer Server Analysis Module adds enhanced monitoring capabilities.

    SERVER ANALYSIS MODULE is an add-on module to SilkPerformer that assists test and production managers in gathering statistics about how their servers and networks are performing under heavy user and application loads. These statistics can then be used to help determine the optimum infrastructure configuration for best performance.

    SILKPERFORMER KM FOR PATROL enables BMC's Patrol customers to easily determine application specifications required for reliable performance. SilkPerformer tests can be launched from Patrol to provide end-user diagnostics such as the number of simulated users running at any given time, transaction response time, and the number of failed and successful transactions.

    SILKPILOT provides object-level transaction validation for debugging and testing of objects in a CORBA-based distributed environment and an Enterprise JavaBeans environment.

    SILKREALIZER models the effects on business processes under real-world conditions such as unpredictable user loads, rapid content change or event-triggered volume.

    SILKMETER manages the deployment and authorized usage of distributed objects or applications for the purpose of monitoring and billing.

CLIENT/SERVER TESTING PRODUCTS

    QA PARTNER is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing seven days a week, twenty-four hours a day. QA Partner runs across multiple platforms, technologies and environments.

SERVICES

    We supplement our product offerings with training, consulting, customer service and technical support services. Segue's services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market. As of February 28, 2001, we have approximately 86 employees that provide these services.

    Training and Consulting. We offer training courses and consulting services, performed by Segue employees and third party consultants, in support of our products. Our training courses are held regionally in selected U.S. and European cities or at the customer site. Worldwide consulting is offered both as an onsite service, as well as remote MSP (Management Service Provider) hosted testing service. Consulting services are purchased either on a daily service, rate basis, or as pre-packaged solutions that address scalability, monitoring and transaction verification of eBusiness applications. Project management is provided on all engagements. Segue consulting comprises experts in the use of the Silk product line, which provides a vehicle for the delivery of end-to-end testing solutions which include front-end functional testing, middleware testing and server load and stress testing. We have two principal objectives for our fee-based training courses and consulting services: (i) to produce the agreed-upon deliverables for the projects, and (ii) to enhance our customers' understanding of our methodologies and techniques.

    Support Services. We offer fee based annual maintenance contracts to customers who have entered into license agreements for the use of Segue software products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in each product's user guide and access to technical support personnel. This support includes technical support through our internal customer support group via phone, fax and e-mail communications. Our distributors and some of our channel partners provide initial telephone support to end-users. We currently provide these services through our global technical support center in Belfast, Northern Ireland. Segue made a significant investment in technical support in 2000. We have increased the number of support staff by over 30% in the last 12 months.

SALES AND MARKETING

    In 2000, Segue invested significant resources into its sales and marketing organizations. As of February 28, 2001, our sales and marketing force consisted of approximately 150 employees. Segue sells its products and services both directly and indirectly. The primary markets we focus upon are in North America, Europe and Asia. No customer accounted for 10% or more of total revenue in 2000, 1999 or 1998.

    Direct Sales. The direct sales organization is deployed in teams which consist of Enterprise Field Sales Representatives, Inside Product Sales Representatives, Technical Sales Engineers, Inside Sales Management and Regional Field Sales Management. It is the primary responsibility of the Enterprise Field Sales Representative to focus on Fortune 2000 clients with solution needs in excess of $60,000. Conversely, the Inside Product Sales Representatives are responsible for sales of hosted services and products that are generally less than $60,000, and sold over the telephone with little face-to-face intervention. Technical Sales Engineers carry the responsibility of supporting the sales process by providing engineering expertise that allows customers to understand technically, how Segue's eBusiness solutions will improve their organizations.

    Indirect Sales. Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers. The goal with strategic alliances is to focus on a small number of key partners that have the potential, by way of their technology or channels, to significantly enhance the sales revenue and value of Segue as a company. The focus on resellers is primarily designed to leverage either relationships, economies of scale, unique expertise, or a combination thereof, in order to increase sales and to provide Segue Silk users with solutions that meet their eBusiness needs.

    Geographic Sales. We have eight sales offices in North America, one sales office in the United Kingdom and three sales offices in Germany. Our international sales force as of February 28, 2001 is approximately 25 employees. Segue derived approximately 16%, 12% and 16%, of its total software revenue from international customers in 2000, 1999 and 1998, respectively. We have expanded our sales force significantly in Europe and in the U.S. during the first half of 2000. As of February 28, 2001, our direct sales force consisted of approximately 100 employees.

    Product Marketing. Our marketing staff has designated resources that support our sales staff, alliances and resellers in the development of materials that support each of our products.

BACKLOG

    The time between order and delivery of Segue's products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders.

RAW MATERIALS

    Segue's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. The components and subsystems are available from a number of suppliers.

RESEARCH AND DEVELOPMENT

    Segue has made substantial investments in research and product development. Our research and development is conducted by project teams consisting of development and quality assurance engineers, technical writers and product managers. We use most of our own products and methodologies in our development process. Segue organizes development and quality assurance schedules to optimize usage of automated tests by starting script development very early in the development life cycle. Our research and development staff originates, produces and tests many of our prototype products. The research and development department consults with our sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of our current customers. We also license technology from vendors to be embedded in our product for resale or to be resold as Segue products.

    Segue's primary research and development group is located at our corporate headquarters in Lexington, Massachusetts. We also have development operations in Austria and Northern California. The majority of the Northern California employees joined Segue as part of the December 1998 acquisition of Black & White. As of February 28, 2001, we had approximately 91 employees in research and development.

    In April 2000, we were awarded our third United States patent, for one of our web application testing technologies. The patent, "Application Testing with Virtual Object Recognition", will cover some of Segue's most advanced technical innovations in automated software testing. In June 2000, we restructured our product development operations and discontinued new sales of the SilkObserver product. We consolidated our Java related product development activities in our Northern California office. In September 2000, we completed the replacement of the SilkMonitor product by the Server Analysis Module for SilkPerformer. We also have a pending patent application, "Method And System for Tracking Software Licenses And Usage," which relates to our innovative metered license system. This usage-based system allows users to pay only for the time actually using our software products.

    We intend to continue making significant investments in research and development to develop new products, expand the capabilities of our web application testing products and "internationalize" Segue products.

COMPETITION

    The market for software quality management tools is new, intensely competitive, rapidly evolving and subject to rapid technological change. Segue's competitors offer a variety of products and services to address this market. We currently encounter direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and potential future competitors have significantly greater financial, technical, marketing and other resources than we have, and many have well established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations or increased web usage. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. There can be no assurance that Segue will be able to compete effectively against current and future competitors.

    Segue believes that the principal competitive factors affecting its market include product features and functionalities such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership, customer service and support, company reputation, financial viability and effectiveness of sales and marketing efforts. Although we believe that Segue currently competes effectively with respect to such factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors.

PROPRIETARY TECHNOLOGY

    Segue primarily relies upon a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights in its products. We have three United States patents and currently have submitted one more patent application that is under evaluation by the United States Patent and Trademark Office. However, there can be no assurance that these patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge claimed by any third party relating to Segue's products or Segue's use of third party products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology.

EMPLOYEES

    As of February 28, 2001, Segue had approximately 375 full-time employees with 91 in research and development, 150 in sales and marketing, 86 in services, and 48 in operations, finance and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

    Segue's corporate headquarters are located in Lexington, Massachusetts, under a lease that expires in October 2007. On July 1, 1999, we fulfilled our commitment to lease an additional 15,000 square feet at this corporate location. In July 2000, we leased an additional 5,800 square feet at this Lexington location. With this 73,300 total square feet of space, we believe that we now have adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

    In November of 1999, Segue entered into a five-year lease for 15,600 square feet of office space in Los Gatos, California. This site was established as our Western Headquarters. The new space allowed us to consolidate two California locations which housed the Campbell, California product development lab and the Los Gatos based Western Regional Sales operation. The consolidation of these two offices was implemented in February 2000. As a result of this action, the Campbell, California lease terminated upon expiration in January 2000. The prior Los Gatos sales office is being subleased through the remainder of the term (through March 31, 2003); the sublease agreement was executed on March 24, 2000.

    In February 2000, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,200 square feet in San Francisco, California. This office replaced another larger office in San Francisco that we had acquired as part of the Eventus acquisition in December 1998. The lease for the office that we replaced terminated in April 2000.

    In addition to the office locations outlined above, we have field sales and support operations in six other locations throughout the United States and in six locations in Europe. Remote product development facilities are located in Los Gatos, California and Linz, Austria. With the expansion of our headquarters in Lexington, Massachusetts and our Western headquarters in Los Gatos, California, we believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned NATHAN RICE V. SEGUE SOFTWARE, INC., ET AL., Civil
No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned ANTHONY MOUMOURIS V. SEGUE SOFTWARE, INC., ET AL., Civil No. 99-CV-10933-RGS. These cases were consolidated under the caption IN RE SEGUE SOFTWARE, INC. SECURITIES LITIGATION, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance will contribute a substantial portion of such settlement amount, and, upon such contribution, the settlement will not have a material adverse affect upon Segue's financial position or results of operation. The settlement is not yet finalized.

    Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

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

YEAR ENDED DECEMBER 31, 2000:                                  HIGH       LOW
-----------------------------                                --------   --------
First Quarter..............................................  $21.125     $8.313
Second Quarter.............................................  $12.000     $7.063
Third Quarter..............................................  $10.125     $7.250
Fourth Quarter.............................................  $10.063     $3.375

YEAR ENDED DECEMBER 31, 1999:                                  HIGH       LOW
-----------------------------                                --------   --------
First Quarter..............................................  $23.313     $8.813
Second Quarter.............................................  $ 9.625     $4.438
Third Quarter..............................................  $12.563     $7.000
Fourth Quarter.............................................  $25.875     $9.875

    On March 12, 2001, the closing price reported on the Nasdaq National Market System for the Common Stock was $5.625. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

    As of March 12, 2001, there were approximately 102 holders of record of the Common Stock and 9,532,532 shares of Common Stock outstanding.

DIVIDEND POLICY

    We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. The current policy of our Board of Directors is to retain future earnings for use in Segue's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

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

    Through the period ended December 31, 2000, we used approximately
$9.7 million for the purchase of property and equipment, approximately
$5.6 million for repayment of indebtedness including interest ($4.2 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and Black & White debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $1.6 million for employee severance payments, and approximately $14.1 million for working capital. The remaining approximately $7.0 million is invested in temporary investments, mainly consisting of government agency paper and commercial paper.

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

    All financial data below has been restated to give retroactive effect to the Company's December 1998 acquisitions of Eventus and Black & White, using the pooling-of-interests method of accounting.

                                                                    FISCAL YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      2000          1999          1998          1997          1996
                                                    --------      --------      --------      --------      --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software........................................  $36,606       $ 29,448      $26,249       $19,662       $16,551
  Services........................................   21,550         16,973       14,599         7,977         5,411
                                                    -------       --------      -------       -------       -------
    Total revenue.................................   58,156         46,421       40,848        27,639        21,962

Cost of revenue:
  Cost of software................................    2,394          2,762        4,291(4)      3,673         2,807
  Cost of services................................    8,706          8,942        6,119         2,641         1,721
                                                    -------       --------      -------       -------       -------
    Total cost of revenue.........................   11,100         11,704       10,410         6,314         4,528

Gross margin......................................   47,056         34,717       30,438        21,325        17,434

Operating expenses:
  Sales and marketing.............................   35,452         29,461       20,764        14,071        10,073
  Research and development........................    9,683         10,224        8,571         7,084         5,043
  General and administrative......................    9,820(5)       7,757        4,500         3,933         2,950
  Amortization of goodwill........................    1,505          1,506        1,506            --            --
  Non-recurring and other charges.................       --          2,499(1)     1,531(2)        835(3)         --
                                                    -------       --------      -------       -------       -------
    Total operating expenses......................   56,460         51,447       36,872        25,923        18,066

Loss from operations..............................   (9,404)       (16,730)      (6,434)       (4,598)         (632)
Litigation settlement.............................       --             --           --            --          (744)
Other income, net.................................    1,061            956        1,521         2,155         1,540
                                                    -------       --------      -------       -------       -------
Income (loss) before provision for income taxes...   (8,343)       (15,774)      (4,913)       (2,443)          164
Provision for income taxes........................      221            174          140            56            20
                                                    -------       --------      -------       -------       -------
Net income (loss).................................  $(8,564)      $(15,948)     $(5,053)      $(2,499)      $   144
                                                    -------       --------      -------       -------       -------
Net income (loss) per share--basic................  $ (0.91)      $  (1.76)     $ (0.59)      $ (0.32)      $  0.03
Net income (loss) per share--diluted..............  $ (0.91)      $  (1.76)     $ (0.59)      $ (0.32)      $  0.02

Weighted average shares outstanding--basic........    9,393          9,041        8,626         7,761         5,639
Weighted average shares outstanding--diluted......    9,393          9,041        8,626         7,761         7,980

BALANCE SHEET DATA:
Cash and cash equivalents.........................  $ 9,379       $  7,429      $16,096       $23,393       $ 7,541
Working capital...................................   12,253         17,668       30,904        33,693        40,308
Total assets......................................   39,901         45,566       56,279        57,167        49,983
Long-term obligations.............................       --             --          883         3,777           245
Total stockholders' equity........................   21,050         29,184       42,541        43,452        42,353

--------------------------

(1) Non-recurring and other charges in 1999 represent $2.3 million of severance and other employee-related costs and $190,000 of facility-related costs associated with the first and second quarter restructuring actions and the costs related to the termination of two senior vice presidents of Segue.

(2) Non-recurring and other charges in 1998 represent $1.5 million of transaction costs associated with the acquisitions of Eventus
    Software, Inc. and Black & White Software, Inc.

(3) Non-recurring and other charges in 1997 include a charge of $117,000 for purchased research and development in process and $718,000 for severance charges.

(4) Cost of software in 1998 includes $667,000 associated with the write-off of a non-recurring fee and prepaid royalties

(5) General and administrative expenses for 2000 includes $750,000 for settlement of litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Segue develops, markets and supports software products and provides related professional services, for the management and testing of eBusiness applications. Our products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy these mission-critical applications. Our products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional testing, load testing and monitoring of applications deployed on the World Wide Web and on client/server systems.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in Segue's consolidated statements of operations:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Revenue:
  Software..................................................    62.9 %        63.4 %        64.3 %
  Services..................................................    37.1          36.6          35.7
                                                               -----         -----         -----
    Total revenue...........................................   100.0         100.0         100.0

Cost of revenue:
  Cost of software..........................................     4.1           5.9          10.5
  Cost of services..........................................    15.0          19.3          15.0
                                                               -----         -----         -----
    Total cost of revenue...................................    19.1          25.2          25.5

Gross margin................................................    80.9          74.8          74.5

Operating expenses:
  Sales and marketing.......................................    61.0          63.5          50.8
  Research and development..................................    16.6          22.0          21.0
  General and administrative................................    16.9          16.7          11.0
  Amortization of goodwill..................................     2.6           3.2           3.7
  Non-recurring and other charges...........................      --           5.4           3.8
                                                               -----         -----         -----
    Total operating expenses................................    97.1         110.8          90.3
                                                               -----         -----         -----
Loss from operations........................................   (16.2)        (36.0)        (15.8)
Interest income.............................................     2.0           2.7           4.8
Interest expense............................................    (0.1)         (0.7)         (1.1)
                                                               -----         -----         -----
Loss before provision for income taxes......................   (14.3)        (34.0)        (12.1)
Provision for income taxes..................................     0.4           0.4           0.3
                                                               -----         -----         -----
Net loss....................................................   (14.7)%       (34.4)%       (12.4)%
                                                               =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SOFTWARE REVENUE

    Software revenue consists of revenue from the granting of perpetual and time based licenses for the use of Segue products. We license our software through our direct sales force, telesales, international distributors, business partners, and resellers. Software revenue increased 24% to

$36.6 million in 2000 from $29.4 million in 1999. The increase is primarily the result of the expansion of our sales and marketing force during the first two quarters of 2000. In addition, we are shifting our sales focus away from sales to dot-com companies towards sales to large enterprise opportunities with multinational companies. International product sales accounted for 16% and 12% of Segue's total product sales in 2000 and 1999, respectively. The increased international sales were primarily attributed to the expansion of the European sales force and increased demand for testing products.

    Total eBusiness software revenue represented 99% and 96% of total software revenue in 2000 and 1999, respectively. Segue client/server products represented 1% and 4% of the total software revenue for the years ended December 31, 2000 and 1999, respectively. It became apparent in 2000 that our continuing focus on the eBusiness testing market and the enhanced Silk family of products has almost completely replaced our original core product line.

    The rate of continued software revenue growth depends upon our ability to successfully generate and fulfill current software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel and deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our Silk family product enhancements and new product areas.

SERVICES REVENUE

    Services revenue consists of revenue from maintenance, training and consulting. Services revenue increased 27% to $21.6 million in 2000 from $17.0 million in 1999. The increase in services revenue is a result of the growth in our installed customer base and the increased training and consulting services performed for those customers. Maintenance revenue increased 47% to $13.1 million in 2000 compared to $8.9 million in 1999. Training and consulting revenue increased 5% to $8.5 million in 2000 compared to $8.1 million in 1999.

    The moderate increase in training and consulting revenue was primarily due to the increase in product revenue, which drove up the demand for consulting services and training. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past
12 months. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12 month period. In addition, as the installed base of license holders has increased, revenue from the renewal of maintenance contracts has also increased.

COST OF SOFTWARE

    Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties. These costs decreased 14% to $2.4 million, or 7% of software revenue, in 2000 compared to $2.8 million, or 9% of software revenue, in 1999. The amortization of the completed technology included in cost of software for 2000 and 1999 was $989,000 and $987,000, respectively.

    The decrease in cost of software is mainly the result of our continuing cost control effort through scrutinization of expenditures, and a reduction in royalty expenses.

    In December 1998, we entered into a five-year agreement with a software vendor, which provides future royalty payments to the vendor of 10% of net revenues achieved on sales of Segue products to the vendor's customer base. Under the terms of the agreement, we paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1999, other current assets included approximately $220,000 and other long-term assets included approximately $210,000 related to the guaranteed royalties. During 2000, we expensed approximately $220,000 of this prepaid royalty. In December 2000, we determined that future sales from this vendor were uncertain and wrote off the remaining prepaid balance of approximately $210,000.

COST OF SERVICES

    Cost of services consists principally of salaries and benefits for our customer technical support staff, which provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used in training customers. Cost of services decreased 3% to $8.7 million, or 40% of services revenue, in 2000 compared to $8.9 million, or 53% of services revenue, in 1999.

    The decrease in cost of services is primarily due to the expansion of our consulting division by hiring more in house consultants rather than using third party consultants to assist in testing solution implementations. The cost of third party consultants is generally higher than the cost of internal resources; thus, we spent less in 2000 as compared to 1999. Additionally, our investment in Northern Ireland technical support center has proven to be successful. We currently provide all technical support services through our global technical support center in Belfast, Northern Ireland. The number of the support staff in Belfast has grown from 12 to 29 over the past year. While the overall cost of technical support increased in 2000 due to increased staff and operating costs in Belfast, the cost would have been higher if the same level of hiring had occurred in the U.S.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, direct mail programs, seminars and trade shows. Sales and marketing expenses increased 20% to $35.5 million, or 61% of total revenue, in 2000 compared to $29.5 million, or 63% of total revenue, in 1999. The increase in expenses in 2000 as compared to 1999 was primarily due to an increase in personnel related costs of $2.8 million, reflecting growth in sales and marketing headcount from 113 to 155, an increase in spending on marketing programs of $1.2 million and increase in facilities and related costs for sales and marketing of $800,000. Segue expects sales and marketing expenses to increase in absolute dollars as total revenue increases, but such expenses may vary as a percentage of revenue.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of Segue's internal costs for research and development have been charged to operations as incurred since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses decreased 5% to $9.7 million, or 17% of total revenue, in 2000 compared to $10.2 million, or 22% of total revenue, in 1999. During 2000, as part of the management cost saving strategy, we shifted part of the research workforce from our Californian lab to our Austrian lab. Although the net headcount increased by 10, we managed to decrease the overall operating expenses because of the lower wage rates and overhead in Austria.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses increased 27% to $9.8 million, or 17% of total revenue, in 2000 compared to $7.8 million, or 17% of total revenue, in 1999. Included in the 2000 general and administrative expenses is $750,000 related to Segue's portion of the settlement of certain lawsuits. These settlements were approximately $150,000 for the shareholder lawsuits, $550,000 for the complaint brought by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, and $50,000 for other matters. Segue's insurance carriers will pay the balance of the lawsuits settlements. The balance of the increase in absolute dollars in general and administrative expenses is partly attributable to increased headcount and related compensation, increased consulting, legal and accounting expenses.

AMORTIZATION OF GOODWILL

    Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. In 2000, amortization expenses remained the same as in 1999 at $1.5 million, which represented 2.6% of total revenue in 2000, as compared to 3.2% in 1999.

NON-RECURRING AND OTHER CHARGES

    In 2000, there were no non-recurring and other charges.

    During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of fifteen employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 we shifted our sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who had focused sales efforts on these channel resellers. We also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has been replaced. Associated with all the events noted above, Segue recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million related exclusively to severance and other employee-related costs associated with restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000), which related to severance of the two senior vice presidents. As of December 31, 1999, we had made payments of approximately $882,000 related to the restructuring costs. During the first half of 2000, we paid the remaining restructuring balance of approximately $131,000.

    During the first quarter of 1999, we executed a restructuring plan to consolidate our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect our focus on our strongest product lines and better integrate the efforts of our product development teams. As a result, Segue recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. This restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of ten employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 1999, we had made payments of approximately $700,000 related to these costs, and the related restructuring accrual balance was approximately $300,000. We paid off the $300,000 restructuring cost balance during the first half of 2000. At the time of the restructuring action, we expected to realize a reduction in recurring costs of approximately
$1.5 million annually as a result of the restructuring action. However, there can be no assurance that such benefits will be realized.

OTHER INCOME (EXPENSE)

    Interest income from cash, cash equivalents and short-term investments amounted to $1.1 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The decrease in interest income is related to the decrease in the average amount of invested funds.

    Interest expense amounted to $86,000 and $289,000 for the years ended December 31, 2000 and 1999, respectively. Interest expense decreased because of a lower balance outstanding on notes payable in 2000 as compared to 1999.

PROVISION FOR INCOME TAXES

    Segue recorded a provision for foreign and state income taxes of $221,000 and $174,000 for the years ended December 31, 2000 and 1999, respectively. There was no tax benefit for losses generated in the U.S. during 2000 and 1999 due to the uncertainty of realizing such benefits.

    Management has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized and, accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

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

    Total eBusiness software revenue represented 96% and 61% of total software revenue in 1999 and 1998, respectively. Segue client/server products, our historical core product line, represented 4% and 39% of the total software revenue for the years ended December 31, 1999 and 1998, respectively. The increase in eBusiness software revenue from year to year was due to our increased focus on the e-commerce testing market and the introduction of our new and enhanced Silk family products such as SilkMonitor, SilkObserver and SilkPilot.

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

COST OF SOFTWARE

    Cost of Software decreased 36% to $2.8 million, or 9% of software revenue, in 1999 compared to $4.3 million, or 16% of software revenue, in 1998. The amortization of the completed technology included in cost of software for 1999 and 1998 was $987,000 and $988,000, respectively.

    The decrease in cost of software is partly due to the 1998 non-recurring charge of $667,000 to write-off of an NRE (non-recurring engineering) fee and prepaid royalties. There were no similar charges in 1999. In addition, cost of software is lower in 1999 as a result of Segue's continuing effort to increase sales of non-royalty-bearing products and eliminate sales of royalty bearing products.

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

AMORTIZATION OF GOODWILL

    Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. In 1999, amortization expenses remained the same as in 1998 at $1.5 million, which represents 3.2% of total revenue in 1999, as compared to 3.7% in 1998.

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

    In the fourth quarter of 1998, the Company recorded a charge of $1.5 million related to the Eventus and Black & White acquisitions (see Note 10 to the Consolidated Financial Statements). This charge consisted primarily of investment banking, legal, accounting and other professional fees and related costs.

OTHER INCOME (EXPENSE)

    Interest income from cash, cash equivalents and short-term investments amounted to $1.2 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively. The decrease in interest income is related to the decrease in the average amount of invested funds.

    Interest expense amounted to $289,000 and $449,000 for the years ended December 31, 1999 and 1998, respectively. Interest expense decreased because of a lower balance outstanding on notes payable in 1999 compared to 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $17.2 million.

    Our operating activities utilized cash of $1.1 million in 2000, compared to $8.0 million in 1999. Cash utilized in 2000 primarily reflects net loss adjusted for depreciation of fixed assets and amortization of goodwill and purchased research and development in connection with the SQLBench acquisition, as well as the change in accounts receivable as a result of our revenue growth and change in accounts payable, offset by increased accrued expenses and deferred revenue.

    Our investing activities generated cash of $2.4 million in 2000 as compared to cash utilized of $3.0 million in 1999. We purchased $2.5 million of property and equipment in 2000 compared to $4.3 million in 1999. The $1.8 million, or 42%, decrease in fixed assets expenditures as compared to 1999 was the result of the completion of a new management information system (ERP) implemented in 1999, as well as the infrastructure costs related to the opening of a technical support center in Northern Ireland during 1999. Additionally, in 2000 we paid $883,000 on acquisition related notes payable. The cash used in investing activities was largely offset by net maturities of short-term investments.

    Our financing activities provided cash of $660,000 and $2.3 million in 2000 and 1999, respectively, primarily due to the issuance of common stock upon the exercise of stock options and the issuance of stock under the employee stock purchase plan. During December 2000, Segue repurchased approximately 145,000 shares of its stock for approximately $600,000.

    Our corporate headquarters in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.3 million. On July 1, 2000, we entered into an amendment to our sublease agreement to rent an additional 5,800 square feet within the headquarters location, with this additional space, we occupy a total of 73,300 square feet of office space at the headquarter location. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.

    During 2000, we paid approximately $291,000 and $131,000 related to the 1999 first and second quarter restructuring charges, respectively. We paid approximately $300,000 of the remaining balance related to the 1999 implementation of a new management information system.

    In December 2000, we paid approximately $900,000 for the final payment of the SQLBench notes issued in connection with the December 1997 acquisition of SQLBench.

    In December 2000, we settled, subject to final approvals, certain lawsuits, including the suit related to Black & White, and the securities litigation matter that is referenced in Item 1 of Part II of this Form 10-K and accrued Segue's portion of the settlement, approximately $750,000. No amounts were paid on these lawsuits in 2000. As of February 2001, we paid approximately $500,000 of these accruals (see Note 9 to the Company's Consolidated Financial Statements included in this Form 10-K).

    We expanded our Northern Ireland technical support center during 2000 by adding seventeen technical support engineers. In addition to the increased headcount, we also renovated the third floor of our Belfast Technical Support center to accommodate the additional personnel. The estimated total facility expansion costs were approximately $175,000. As of December 31, 2000, we had paid approximately $87,000 for leasehold improvement and approximately $70,000 for additional computer equipment located in Northern Ireland.

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

    To date, inflation has not had a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's prospects are subject to many uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue's other filings with the SEC.

    OUR QUARTERLY RESULTS MAY FLUCTUATE. Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including in particular the dot-com eBusiness market which may affect the ability of customers to order our products or to pay for them; difficulty in predicting the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; increases in operating expenses; ability to increase sales from enterprise companies; and general economic conditions. A substantial portion of Segue's operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management's expectations for a certain quarter, results of operations are likely to be adversely affected. Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. Segue typically does not experience order backlog. For these reasons, Segue believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    WE MAY NOT BE PROFITABLE IN THE FUTURE. Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $35.7 million as of December 31, 2000. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which includes a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which includes a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; a net loss of $15.9 million in 1999, which includes $2.0 million for restructuring costs, $481,000 for severance of senior executives; and a net loss of $8.6 million for the year ended December 31, 2000. In the fourth quarter of 2000, we incurred $750,000 for various litigation settlement costs, which we charged to general and administrative expenses. Except for the third quarter of 2000, the Company has achieved sequential revenue growth in the past two years, but continued growth at the same rate may not be sustained, and is not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue's common stock.

    SEGUE MAY NOT BE SUCCESSFUL IN GENERATING SUBSTANTIAL REVENUE FROM ENTERPRISE SALES TO LARGER MORE ESTABLISHED COMPANIES. Historically, we have derived the overwhelming percentage of our product revenue from the sale of our products to dot-com companies. In the fourth quarter of 2000 those sales were negligible. We reorganized our sales force in 2000 to target larger enterprise transactions with the more established companies. Three area Vice-Presidents report directly to the Chief Executive Officer and outside sales representatives now focus on these enterprise transactions. In addition, a full-time experienced General Counsel was added to the senior staff to stream line the licensing process and close these bigger opportunities. While we have experienced success in selling to this market, there is no assurance that Segue can continue to close these transactions at a rate sufficient to generate substantial increases in revenue. These larger transactions entail a greater closing risk since these are often complex and highly competitive, requiring more resources per transaction than with historically smaller clients. The sales force must also adapt successfully to this type of selling. If Segue is unsuccessful in closing these larger deals, our financial performance could be adversely affected.

    SEGUE'S NEW STRATEGIC ALLIANCE AND PARTNER PROGRAMS MAY NOT BE SUCCESSFUL IN INCREASING PRODUCT REVENUES. In an effort to augment the product revenue derived from the efforts of the direct sales force, we organized a strategic alliance group to develop successful business relationships with companies that have the ability to generate for us significant product revenue from the sale and use of our software products or the ability to deliver services in a hosted service environment. Traditionally, Segue's revenue from strategic alliances has been modest and there is no assurance that these current efforts will be successful. In parallel, with this focus on strategic alliances, we have adopted a new approach to our partner program and in particular a new partner revenue sharing model, which is designed both to increase product revenue as well as service revenue. The strategic alliance and partner markets are highly competitive and uncertain. Should Segue fail to generate substantial revenue from its strategic alliance and partner programs, the financial results and stock price could be adversely affected.

    SELLING PRODUCTS AND SERVICES THROUGH ALLIANCES AND PARTNERSHIPS MAY LIMIT OUR CONTROL AND INTERACTION WITH END USERS OF OUR PRODUCTS. As a result, our ability to forecast sales accurately, evaluate customer satisfaction and recognize emerging customer requirements may be limited. Our ability to develop and maintain customer goodwill could also be affected. Finally, we will have to resolve potential conflicts among our sales force and business partners in order to make the partner program successful.

    WE MAY HAVE DIFFICULTY MANAGING ORGANIZATIONAL CHANGES. During the past year Segue has reorganized its sales force, appointed new leaders in its support services, consulting, and product development areas, created a new strategic alliance group, appointed a new head of its channel partner program, and added a General Counsel. The success of these organizational changes is uncertain and further change could disrupt the operations.

    WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH OUR PAST ACQUISITIONS AND FUTURE ACQUISITIONS. Our product offerings and customer base has increased due in part to prior acquisitions. We may do future acquisitions to enhance further our product lines. Our prior acquisitions or any future acquisition may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our existing business may also result in unforeseen difficulties. Acquisitions may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

    SEGUE FACES SIGNIFICANT COMPETITION FROM OTHER SOFTWARE COMPANIES. The market for web-based software quality management and testing tools is new and evolving, intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do and, therefore, may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

    SEGUE'S BUSINESS COULD BE ADVERSELY AFFECTED IF ITS PRODUCTS CONTAIN ERRORS. Software products as complex as ours may contain undetected errors or "bugs" which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

    OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO RESPOND RAPIDLY AND EFFECTIVELY TO TECHNOLOGICAL AND OTHER MARKET CHANGES. The nature of the web-based automated software testing and eBusiness testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Failure to develop and introduce new products and enhancements successfully and on a timely basis, could have a material adverse effect on our business, operating results and financial condition. Over ninety percent (90%) of Segue's product revenue in 2000 was generated from its SilkPerformer and SilkTest products. We must continue to grow sales of these products, and must also introduce new products and solutions, thereby reducing the risk of any undue reliance on current products for future revenues. The development of technologies that result in new products or enhancements requires significant expenditures and utilization of resources. We may not be successful in developing such technologies or may not be able to keep pace with technological developments. If any of our newly developed products or product enhancements fail to be accepted by our existing and potential customers, our business may be materially adversely affected.

    CERTAIN LAWSUITS HAVE BEEN FILED AGAINST SEGUE. On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned NATHAN RICE V. SEGUE SOFTWARE, INC., ET AL., CIVIL NO. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned ANTHONY MOUMOURIS V. SEGUE
SOFTWARE, INC., ET AL., CIVIL NO. 99-CV-10933RGS. These cases were consolidated under the caption IN RE SEGUE SOFTWARE, INC. SECURITIES LITIGATION, CIVIL
NO. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. After the court granted Segue's motion to dismiss and pending appeal of this order, Segue and the plaintiffs agreed to settle this matter. The settlement must be approved by the trial court. After the contribution by insurance carrier, the settlement, if approved by the court, will not have a materially adverse effect on Segue's financial results. If the settlement is not approved by the trial court, there is a risk the plaintiffs will proceed with their appeal and succeed in obtaining a reversal of the district court's dismissal of this matter, which could expose Segue to a claim for damages in an amount which the plaintiffs have not yet specified but which could, if successful, have a material adverse effect on Segue's financial results (see Note 9 to the Company's Consolidated Financial Statements included in this Form 10-K).

    Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

    WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR
MARKET. Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

    WE FACE MANY RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS ACTIVITIES. We derived approximately 16% of total product software sales from international customers in 2000. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We intend to expand our sales in Asia and we may not be successful. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

    SEGUE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS. In selling its products, Segue relies primarily on "shrink wrap" licenses that contain, among other things, provisions protecting against the unauthorized use, copying and transfer of our software and limiting Segue's exposure to potential product liability claims. However, these licenses are not signed by the licensees and the provisions of these licenses, including the provisions limiting Segue's exposure to liability claims, may therefore be unenforceable under the laws of certain jurisdictions. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims.

    SEGUE'S SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR SOFTWARE AND OTHER PROPRIETARY TECHNOLOGY. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and a fourth pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or protect our trade secrets, the proceedings could be burdensome and expensive and could involve a high degree of risk. If we were to discover that any of Segue products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

    INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of December 31, 2000, the fair value of our short-term investments approximated market value.

    FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of December 31, 2000, the total impact of foreign currency changes was $391,000. The introduction of the Euro as a common currency for most members of the European monetary union took place in our fiscal year of 1999. As of December 31, 2000, the impact of Euro has not been significant to our business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information called for by this Item 9 was previously reported in a current report on Form 8-K filed with the SEC on February 8, 2000. Such filing is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company will furnish to the SEC a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2000. The information required by this Item 10 concerning Segue's directors and officers is incorporated by reference to the information under the heading, "Election of Directors--Information Regarding the Nominees and Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the Proxy Statement under the heading, "Compensation of Directors and Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

    The information required by this Item 12 is incorporated by reference to the Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the Proxy Statement under the heading "Directors and Executive Officers."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

                                                                PAGE
                                                              --------
Table of Contents...........................................    F-1
Reports of Independent Certified Public Accountants.........    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............    F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-7
Notes to Consolidated Financial Statements..................    F-8

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

         EXHIBIT NUMBER                              DESCRIPTION OF EXHIBITS
         --------------            ------------------------------------------------------------
         3.1              (1)      Restated Certificate of Incorporation (Exhibit 3.2 of
                                   Registration Statement on Form S-1 (File No. 333-1488))
         3.2              (1)      By-Laws (Exhibit 3.3 of Registration Statement on Form S-1
                                   (File No. 333-1488))
         4.1              (1)      Specimen Certificate representing the Common Stock
                                   (Exhibit 4.2 of Registration Statement on Form S-1 (File
                                   No. 333-1488))
        10.1              (1)      Segue Software, Inc. 1996 Amended and Restated Incentive and
                                   Non-Qualified Stock Option Plan
        10.2              (1)      Segue Software, Inc. 1996 Employee Stock Purchase Plan
        10.3              (1)      Form of Shareholder Rights Agreement, dated as of
                                   February 8, 1996, entered into between the Registrant and
                                   certain of its stockholders (Exhibit 10.9 of Registration
                                   Statement on Form S-1 (File No. 333-1488))
        10.4              (1)      Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration
                                   Statement on Form S-1 (File No.333-1488))
        10.5              (2)      Amendment to Segue Software, Inc. 1996 Amended and Restated
                                   Incentive and Non-Qualified Stock Option and Grant Plan
        10.6              (3)      Agreement and Plan of Merger by and among the Registrant,
                                   SGE Merger Corp. and SQL Bench International, Inc. and the
                                   Stockholders of SQLBench International Inc, dated as of
                                   December 30, 1997
        10.7              (3)      Asset Purchase Agreement by and among the Registrant,
                                   ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the
                                   Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication
                                   GmbH dated as of December 30, 1997
        10.8              (3)      Segue Software, Inc. Special Termination and Vesting Plan
                                   adopted February 5, 1997
        10.9              (4)      Sublease Agreement dated March 31, 1998 by and between
                                   MediaOne of Delaware, Inc. and the Registrant

         EXHIBIT NUMBER                              DESCRIPTION OF EXHIBITS
         --------------            ------------------------------------------------------------
        10.10             (5)      Second Amendment to Segue Software, Inc. 1996 Amended and
                                   Restated Incentive and Non-Qualified Stock Option Plan.
        10.11             (5)      Amendment to Segue Software, Inc. 1996 Employee Stock
                                   Purchase Plan
        10.12             (6)      1998 Employee Stock Option Plan
        10.13             (7)      Agreement and Plan of Merger by and among the Registrant,
                                   SSI Merger Corp. and Eventus Software, Inc. and the
                                   Stockholders of Eventus Software, Inc. dated as of
                                   December 3, 1998
        10.14             (8)      Agreement and Plan of Merger by and among the Registrant,
                                   SBW Merger Corp. and Black & White Software, Inc. and the
                                   Stockholders of Black & White dated as of December 31, 1998
        10.15             (9)      Amendment to Segue Software 1998 Employee Stock Option Plan,
                                   as of December 17, 1999
        10.16             (9)      Lease Agreement dated November 5, 1999 by and between
                                   Albright Properties and the Registrant
        10.17             (10)     Third Amendment to Segue Software, Inc. 1996 Amended and
                                   Restated Incentive and Non-Qualified Stock Option Plan
        10.18             (10)     Second Amendment to Segue Software, Inc. 1996 Employee Stock
                                   Purchase Plan
       *10.19                      Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the
                                   Registrant
       *10.20                      Third Amendment to Sublease Agreement dated February 28,
                                   2001 between Sublandlord, Media One of Delaware, Inc. and
                                   the Registrant
       *21.1                       Subsidiaries of the Registrant
       *23.1                       Consent of Grant Thornton LLP
       *23.2                       Consent of PricewaterhouseCoopers LLP

--------------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, as amended (File No. 333- 1488), which was declared effective on March 28, 1996.

(2) Incorporated by reference to exhibit 4.3 filed with the Registrant's Registration Statement on Form S-8 dated August 5, 1997 (File
    No. 333-32903).

(3) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

(4) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q dated August 14, 1998.

(5) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 dated November 23, 1998 (File
    No. 333-67739).

(6) Incorporated by reference to exhibit 4.3 filed with the Registrant's Registration Statement on Form S-8 dated December 17, 1998 (File
    No. 333-69105).

(7) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K dated December 17, 1998.

(8) Incorporated by reference to the exhibits filed with the Registrant's Report on Form 8-K dated January 14, 1999.

(9) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File
    No. 000-27794).

(10) Incorporated by reference to the exhibits filed with the Registrant's Report on Form S-8 dated August 7, 2000.

*   Filed herewith.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2001.

                                                       SEGUE SOFTWARE, INC.

                                                       By:            /s/ STEPHEN B. BUTLER
                                                            -----------------------------------------
                                                                        Stephen B. Butler,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                  SIGNATURE                                   TITLES                         DATE
                  ---------                                   ------                         ----
            /s/ STEPHEN B. BUTLER              President, Chief Executive Officer       March 27, 2001
    ------------------------------------         and Director (Principal Executive
              Stephen B. Butler                  Officer)

             /s/ DOUGLAS ZACCARO               Chief Financial Officer (Principal       March 27, 2001
    ------------------------------------         Financial Officer and Principal
               Douglas Zaccaro                   Accounting Officer)

             /s/ JAMES H. SIMONS               Chairman of the Board                    March 27, 2001
    ------------------------------------
               James H. Simons

             /s/ LEONARD E. BAUM               Director                                 March 27, 2001
    ------------------------------------
               Leonard E. Baum

              /s/ JYOTI PRAKASH                Director                                 March 27, 2001
    ------------------------------------
                Jyoti Prakash

             /s/ JOHN R. LEVINE                Director                                 March 27, 2001
    ------------------------------------
               John R. Levine

            /s/ HOWARD L. MORGAN               Director                                 March 27, 2001
    ------------------------------------
              Howard L. Morgan

             /s/ EDMUND F. KELLY               Director                                 March 27, 2001
    ------------------------------------
               Edmund F. Kelly

          /s/ ROBERT W. POWERS, JR             Director                                 March 27, 2001
    ------------------------------------
            Robert W. Powers, Jr

                              SEGUE SOFTWARE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Reports of Independent Certified Public Accountants.........    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............    F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-7

Notes to Consolidated Financial Statements..................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Segue Software, Inc.

    We have audited the accompanying consolidated balance sheets of Segue Software, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Segue Software, Inc., as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ GRANT THORNTON LLP

Boston, Massachusetts
February 7, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Segue Software, Inc.:

    In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 (appearing on pages F-5 through F-7 of this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Segue Software, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Segue Software, Inc. for any period subsequent to December 31, 1998.

                                          PricewaterhouseCoopers LLP

April 15, 1999, except as to Note 2
  which is as of February 7, 2000

                              SEGUE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,379   $  7,429
  Short-term investments....................................     7,839     13,287
  Accounts receivable, net of allowances of $665 and $600...    12,176     12,014
  Other current assets......................................     1,710      1,320
                                                              --------   --------
    Total current assets....................................    31,104     34,050

Property and equipment, net.................................     5,774      5,734
Completed technology, net...................................        --        989
Goodwill, net...............................................     3,011      4,516
Other assets................................................        12        277
                                                              --------   --------
    Total assets............................................  $ 39,901   $ 45,566
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $     --   $    883
  Accounts payable..........................................     1,525      1,896
  Accrued compensation and benefits.........................     2,834      2,881
  Accrued royalties.........................................       100        147
  Accrued expenses..........................................     2,912      2,168
  Deferred revenue..........................................    11,480      8,407
                                                              --------   --------
    Total current liabilities...............................    18,851     16,382

Commitment and contingencies (Note 9).......................        --         --

Stockholders' equity:
  Preferred stock, par value $.01 per share; 9,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, par value $.01 per share; 30,000 shares
    authorized; 9,472 and 9,290 shares issued and
    outstanding.............................................        95         93
  Additional paid-in capital................................    57,684     56,426
  Cumulative translation adjustment.........................      (391)      (161)
  Accumulated deficit.......................................   (35,738)   (27,174)
                                                              --------   --------
                                                                21,650     29,184
Less treasury stock, at cost, 145 and 0 shares,
  respectively..............................................      (600)        --
                                                              --------   --------
    Total stockholders' equity..............................    21,050     29,184
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 39,901   $ 45,566
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  Software..................................................  $36,606    $ 29,448   $26,249
  Services..................................................   21,550      16,973    14,599
                                                              -------    --------   -------
    Total revenue...........................................   58,156      46,421    40,848

Cost of revenue:
  Cost of software..........................................    2,394       2,762     4,291
  Cost of services..........................................    8,706       8,942     6,119
                                                              -------    --------   -------
    Total cost of revenue...................................   11,100      11,704    10,410

Gross margin................................................   47,056      34,717    30,438

Operating expenses:
  Sales and marketing.......................................   35,452      29,461    20,764
  Research and development..................................    9,683      10,224     8,571
  General and administrative................................    9,820       7,757     4,500
  Amortization of goodwill..................................    1,505       1,506     1,506
  Non-recurring and other charges...........................       --       2,499     1,531
                                                              -------    --------   -------
    Total operating expenses................................   56,460      51,447    36,872
                                                              -------    --------   -------

Loss from operations........................................   (9,404)    (16,730)   (6,434)

Interest expense............................................      (86)       (289)     (449)
Interest income.............................................    1,147       1,245     1,970
                                                              -------    --------   -------
Loss before provision for income taxes......................   (8,343)    (15,774)   (4,913)
Provision for income taxes..................................      221         174       140
                                                              -------    --------   -------
Net loss....................................................  $(8,564)   $(15,948)  $(5,053)
                                                              =======    ========   =======
Net loss per share--basic and diluted.......................  $ (0.91)   $  (1.76)  $ (0.59)

Weighted average shares outstanding--basic and diluted......    9,393       9,041     8,626

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                         COMMON STOCK
                                     --------------------     ADDITIONAL      TREASURY     UNEARNED      ACCUMULATED
                                      SHARES    PAR VALUE   PAID-IN-CAPITAL    STOCK     COMPENSATION      DEFICIT
                                     --------   ---------   ---------------   --------   -------------   ------------
Balance at December 31, 1997.......   8,109        $81          $49,649        $  --         $(105)        $ (6,173)
  Return of capital--B&W...........                                 (15)
  Issuance of common stock under
    stock plans....................     753          8            3,088
  Issuance of common stock, net of
    issuance costs.................      50         --              989
  Stock options cancelled and
    amortization of unearned
    compensation...................                                 (57)                        85
  Compensation cost related to
    stock options and warrants.....                                  44
  Net loss.........................                                                                          (5,053)
    Foreign currency translation
      adjustment...................
  Comprehensive loss...............                                                                              --
                                      -----        ---          -------        -----         -----         --------
Balance at December 31, 1998.......   8,912         89           53,698           --           (20)         (11,226)
  Issuance of common stock under
    stock plans....................     378          4            2,623
  Compensation cost related to
    stock options and warrants.....                                 118
  Stock options cancelled and
    amortization of unearned
    compensation...................                                 (13)                        20
  Net loss.........................                                                                         (15,948)
    Foreign currency translation
      adjustment...................
  Comprehensive loss...............                                                                              --
                                      -----        ---          -------        -----         -----         --------
Balance at December 31,1999........   9,290         93           56,426           --            --          (27,174)
  Issuance of common stock under
    stock plans....................     327          2            1,258
  Purchase of treasury stock.......    (145)                                    (600)
  Net loss.........................                                                                          (8,564)
    Foreign currency translation
      adjustment...................
  Comprehensive loss...............
                                      -----        ---          -------        -----         -----         --------
Balance at December 31, 2000.......   9,472        $95          $57,684        $(600)        $  --         $(35,738)
                                      =====        ===          =======        =====         =====         ========

                                      ACCUMULATED
                                         OTHER            TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
                                          LOSS           EQUITY
                                     --------------   -------------
Balance at December 31, 1997.......      $  --          $ 43,452
  Return of capital--B&W...........                          (15)
  Issuance of common stock under
    stock plans....................                        3,096
  Issuance of common stock, net of
    issuance costs.................                          989
  Stock options cancelled and
    amortization of unearned
    compensation...................                           28
  Compensation cost related to
    stock options and warrants.....                           44
  Net loss.........................                       (5,053)
    Foreign currency translation
      adjustment...................                           --
                                                        --------
  Comprehensive loss...............                       (5,053)
                                         -----          --------
Balance at December 31, 1998.......         --            42,541
  Issuance of common stock under
    stock plans....................                        2,627
  Compensation cost related to
    stock options and warrants.....                          118
  Stock options cancelled and
    amortization of unearned
    compensation...................                            7
  Net loss.........................                      (15,948)
    Foreign currency translation
      adjustment...................       (161)             (161)
                                                        --------
  Comprehensive loss...............                      (16,109)
                                         -----          --------
Balance at December 31,1999........       (161)           29,184
  Issuance of common stock under
    stock plans....................                        1,260
  Purchase of treasury stock.......                         (600)
  Net loss.........................                       (8,564)
    Foreign currency translation
      adjustment...................       (230)             (230)
                                                        --------
  Comprehensive loss...............                       (8,794)
                                         -----          --------
Balance at December 31, 2000.......      $(391)         $ 21,050
                                         =====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SEGUE SOFTWARE, INC

                      CONSOLIDATED STATEMNTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (8,564)  $(15,948)  $ (5,053)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
    Depreciation and amortization...........................     4,918      4,667      4,480
    Loss on disposal of property and equipment..............        --         --          4
    Noncash compensation charges............................        --        118         10
    Write off of other assets...............................        --         --        378
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable...................................      (235)    (3,251)    (3,589)
      Other current assets..................................      (390)       185       (886)
      Other assets..........................................        --        701       (433)
      Accounts payable......................................      (376)      (575)       687
      Accrued expenses, royalties, compensation and
       benefits.............................................       534      2,020       (215)
      Deferred revenue......................................     3,053      4,101        879
                                                              --------   --------   --------
Net cash used in operating activities.......................    (1,060)    (7,982)    (3,738)
                                                              --------   --------   --------

Cash flows from investing activities:
  Additions to property and equipment.......................    (2,520)    (4,352)    (2,678)
  Additions to other assets.................................       318        (16)      (735)
  Payments of notes payable for acquisition.................      (883)    (2,649)      (883)
  Maturities of short-term investments......................    48,185     35,229     16,200
  Purchases of short-term investments.......................   (42,737)   (31,181)   (19,150)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........     2,363     (2,969)    (7,246)
                                                              --------   --------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............         2          7        989
  Proceeds from insurance of notes payable..................        --         --        110
  Payments of notes payable.................................        --       (334)      (493)
  Proceeds from exercise of stock options and stock purchase
    plan....................................................     1,258      2,627      3,096
  Purchases of treasury stock...............................      (600)        --         --
  Return of capital to shareholders.........................        --         --        (15)
                                                              --------   --------   --------
Net cash provided by financing activities...................       660      2,300      3,687
                                                              --------   --------   --------

Effect of exchange rate changes on cash.....................       (13)       (16)        --
                                                              --------   --------   --------

Net increase (decrease) in cash and cash equivalents........     1,950     (8,667)    (7,297)
Cash and cash equivalents, beginning of period..............     7,429     16,096     23,393
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $  9,379   $  7,429   $ 16,096
                                                              ========   ========   ========
Supplemental disclosure of noncash investing and financing
  transactions:
  Cash paid during the year for interest....................  $     86   $    286   $    419

   The accompanying notes are an integral part of the consolidated financial statement

                              SEGUE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Segue Software, Inc. and its subsidiaries (hereafter, collectively, "Segue" or the "Company") develop, market and support software products, and provide related professional services, for the management and testing of eBusiness applications. The Company's products are used by webmasters, quality assurance professionals and software developers to improve software quality, reduce development costs, manage the growing number of application components, and shorten the time required to develop and deploy these mission critical applications. The Company's products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("eBusiness") systems as well as to provide automated functional and load testing of applications deployed on the World Wide Web and on client/server systems.

OPERATING MATTERS

    The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $35.7 million at December 31, 2000. As a result, the Company has used, and expects to continue to use, significant amounts of cash, cash equivalents and short-term investments to fund its operations.

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    As described in Note 2, in December 1998, the Company acquired Eventus Software, Inc. ("Eventus") and Black & White Software, Inc. ("B&W"). Both acquisitions were accounted for using the pooling-of-interests method of accounting and, accordingly, the historical consolidated financial statements of the Company prior to the acquisitions presented herein have been restated to include the financial position, results of operations and cash flows of Eventus and B&W.

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

                              SEGUE SOFTWARE, INC.

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

    Effective March 15, 1999, the Company adopted Statement of Position 98-9 (SOP 98-9), which amends paragraphs 11 and 12 of Statement of Position 97-2. Under SOP 98-9, the residual method of revenue recognition is used for multi-element arrangements when the vendor-specific objective evidence (VSOE) of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

    The following table sets forth the activity in the Company's allowance for bad debts and sales returns:

                                                         CHARGES TO
                                      BALANCE AT THE     GENERAL &      OFFSETS TO                 BALANCE AT
                                       BEGINNING OF    ADMINISTRATIVE    PRODUCT     WRITE-OFFS,   THE END OF
YEAR ENDED:                              THE YEAR         EXPENSE        REVENUE         NET        THE YEAR
-----------                           --------------   --------------   ----------   -----------   ----------
December 31, 1998...................     $454,000         $203,787       $666,644     $(716,431)    $608,000
December 31, 1999...................     $608,000         $225,000       $284,000     $(517,000)    $600,000
December 31, 2000...................     $600,000         $572,874       $(63,442)    $(444,432)    $665,000

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

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the

                              SEGUE SOFTWARE, INC.

weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries, which the Company considers to be permanent investments.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's German subsidiary is the local currency. Accordingly, all assets and liabilities of this subsidiary are translated at the current exchange rate at the end of the period and revenues and costs at average rates in effect during the period. The gains and losses from translation of the subsidiary's financial statements are recorded directly into a separate component of stockholder's equity.

    The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements, which have not been significant to date, are included in the consolidated statement of operations.

    Except as described below, transaction gains and losses, which have not been material to date, are included in the consolidated statement of operations. The Company considers its inter-company investment in its subsidiaries in Ireland and Austria to be of a long-term nature and therefore accounts for the effect of transaction gains and losses on these balances in a manner similar to a translation adjustment by recording the effect directly into a separate component of stockholders' equity.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper (approximately $17.2 million at December 31, 2000). The Company has classified its securities as "available for sale" and reports them at fair value, with unrealized gains and losses excluded from earnings and reported as an adjustment to stockholders' equity. As of December 31, 2000 and 1999, unrealized gains and losses on securities were not material.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related leases. Expenditures for major

                              SEGUE SOFTWARE, INC.

improvements that substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred.

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

CONCENTRATION OF CREDIT RISK

    The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of commercial paper. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper is minimal due to the duration of such investments, which are generally less than twelve months.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles and deferred tax assets. Actual results could differ from these estimates.

                              SEGUE SOFTWARE, INC.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current year presentation.

COMPREHENSIVE LOSS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date the Company's comprehensive income items have consisted exclusively of foreign translation adjustments. Comprehensive income has been included in the consolidated statement of Stockholder's Equity for all periods.

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

RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS
No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will immediately be recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 on January 1, 2001 and does not believe the effect of adopting SFAS No. 133 will have any material effect on its consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. This adoption of SAB 101 did not have a material effect on our results of operations, financial position or cash flows.

                              SEGUE SOFTWARE, INC.

2.  BUSINESS COMBINATIONS

    On December 31, 1998, the Company acquired all of the outstanding capital stock of B&W in exchange for 224,809 shares of the Company's common stock and the conversion of all B&W outstanding common stock options into options to purchase 41,870 shares of the Company's common stock. This acquisition was accounted for using the pooling-of-interests method of accounting and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition presented herein have been restated to reflect the financial position, results of operations and cash flows of B&W. Founded in 1992 as a California S Corporation, B&W supplied a wide range of products for application development and productivity enhancement, including tools for creating object-oriented client/server applications and building applications with dynamic graphics and visual animation for graphical user interface. During 1998, B&W began to focus its efforts on products that diagnose and monitor communications between distributed application objects. B&W had approximately 40 employees at the time of the acquisition.

    On December 3, 1998, the Company acquired all of the outstanding capital stock of Eventus in exchange for 312,990 shares of the Company's common stock and the conversion of all Eventus outstanding common stock options and warrants into options and warrants to purchase 31,951 shares of the Company's common stock. This acquisition was accounted for using the pooling-of-interests method of accounting and, accordingly, the historical consolidated financial statements of the Company prior to the acquisition presented herein have been restated to reflect the financial position, results of operations and cash flows of Eventus. Founded in September 1996 and based in California, Eventus' principal product manages the assembly and deployment of web applications. Eventus had approximately 20 employees at the time of the acquisition.

    The following information presents certain statement of operations data (in thousands) of Segue, Eventus and B&W for the period prior to the acquisitions.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              -------------
Revenue:
  Segue.....................................................     $36,167
  Eventus...................................................         789
  B&W.......................................................       3,892
                                                                 -------
    Total revenue...........................................     $40,848
                                                                 =======
Net loss:
  Segue.....................................................     $(3,267)
  Eventus...................................................      (2,358)
  B&W.......................................................         572
                                                                 -------
    Net loss................................................     $(5,053)
                                                                 =======

    Acquisition costs of $1.5 million, consisting primarily of investment banking, legal, accounting and other professional fees, were charged to operations in the fourth quarter of 1998. Prior to the mergers, there were no intercompany transactions between Segue, Eventus, and B&W.

    On December 30, 1997, the Company acquired both SQLBench
International, Inc. and ARC--Dr. Ambichl & Dr. Reindl Communication GmbH (formerly named ARC Dr. Ambichl & Dr. Reindl OEG), privately-held developers of Web-based load testing technology (hereafter referred to as

                              SEGUE SOFTWARE, INC.

"SQLBench"). Since the acquisition of each company was contingent upon both companies being acquired, the transaction was accounted for as a single business combination using the purchase method of accounting. Accordingly, the operating results of SQLBench are included in the Company's consolidated financial statements from the date of acquisition. The combined purchase had an aggregate consideration of approximately $10.6 million, including transaction costs, and consisted of approximately $4.4 million in cash paid from the Company's existing cash balances, $4.4 million in notes payable and the issuance of 144,000 restricted shares of the Company's common stock with a fair value of $1.5 million. The purchase price was allocated $3.0 million to completed technology, which was amortized over three years; $117,000 to purchased research and development in process; and $7.5 million to goodwill, which is being amortized over five years. The purchased research and development in process had not reached technological feasibility, had no alternative future use and was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the products and reflecting each project's stage of completion at the acquisition date. Consequently, at the date of acquisition, the $117,000 allocated to purchased research and development in process was recorded as a non-recurring charge. As of December 31, 2000 and 1999, accumulated amortization related to completed technology was $2,964,000 and $1,975,000 respectively, and accumulated amortization related to goodwill was $4,517,000 and $3,012,000, respectively.

3.  OTHER ASSETS

    In March 1998, the Company entered into an agreement with a vendor whereby the vendor licensed specific software to the Company for purposes of marketing and distribution. Under the initial terms of the agreement, the Company paid $780,000 in 1998, which represented a non-refundable, non-recurring engineering and initial license fee ("NRE") of $480,000 and guaranteed royalties of $300,000. Under this agreement, an additional $200,000 for guaranteed royalties was to be paid by September 30, 1998. In October 1998, the parties amended this agreement to, among other things, remove the Company's obligation to make the remaining payment for guaranteed royalties (see Note 9). The NRE fee was being amortized into cost of software revenue on a straight-line basis over its estimated life of two years, and the royalty expense was being recognized as cost of software revenue based upon sales of the related products. For the year ended December 31, 1998, amortization expense and royalty expense related to this agreement was approximately $180,000 and $10,000, respectively.

    Based on minimal sales of the licensed products and management's decision in the first quarter of 1999 to cease selling the licensed products related to the above agreement in order to focus efforts on the eBusiness management system products, the Company wrote off the remaining balances of the NRE ($300,000) and prepaid royalties ($290,000) as cost of software as of December 31, 1998. Additionally in the fourth quarter of 1998, the Company wrote off $77,000 of other prepaid royalties, based on an analysis of their recoverability.

    In December 1998, the Company entered into a five-year agreement with a vendor that provides for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. In December 2000, the Company wrote off the remaining balance of approximately $210,000 on the prepaid royalty, due to uncertainty of future sales by the vendor. As of December 31, 2000 and 1999, other current assets included approximately $0 and $220,000, respectively, and other long-term assets included approximately $0 and $210,000, respectively, related to the guaranteed royalties. Royalty expense is

                              SEGUE SOFTWARE, INC.

recognized as cost of software revenue based upon qualified sales of the Company's products and amounted to $430,000, $220,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of December 31 (in thousands):

                                                              2000       1999
                                                            --------   --------
Computer equipment........................................  $10,736    $ 8,764
Office equipment..........................................      429        403
Furniture and fixtures....................................    1,456      1,131
Leasehold improvements....................................      813        660
                                                            -------    -------
                                                             13,434     10,598
Accumulated depreciation and amortization.................   (7,660)    (5,224)
                                                            -------    -------
  Total...................................................  $ 5,774    $ 5,734
                                                            =======    =======

    Depreciation and amortization of property and equipment totaled $2,436000, $1,964,000, and $1,514,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.  NOTES PAYABLE

    In conjunction with the SQLBench acquisition on December 30, 1997, the Company issued $4.4 million of notes payable that bore interest at the designated prime rate. These notes would have become subordinated debt upon the issuance of qualified Senior Debt, as defined by the note agreements.

    Subject to certain acceleration terms set forth below, the notes were to mature on December 30, 2002. Interest was payable in arrears semi-annually beginning on June 30, 1998 and on each December 31 and June 30 thereafter. If the holders of the notes terminated employment with the Company prior to December 30, 2000, no interest was to be accrued with respect to any period following such termination. In the event that the note holders were either
(i) employed by the Company as at certain defined dates or (ii) terminated by the Company without cause or by reason of death or permanent disability, remaining payments under the notes were to be made on December 30, 2000.

    On December 29, 2000, the Company paid the remaining balance of the notes payable in full.

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

                              SEGUE SOFTWARE, INC.

    Each series of Preferred Stock will have the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company's Board of Directors.

STOCK COMPENSATION PLANS

STOCK OPTION PLANS

    In June 1998, the Company's 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the "Option Plan") was amended to increase the maximum number of shares of common stock available for issuance to 3,250,000 shares. In June 2000, the Option Plan was amended to increase the maximum number of shares available for issuance under the 1996 Option Plan to 3,700,000, with provision for an additional increase in shares available for issuance on January 1, 2001 and on January 2, 2002 of five percent (5%) of the number of shares of Common Stock of the Company outstanding on each such date. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company, and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.

    In November 1998, the Company established the 1998 Employee Stock Option Plan (the "1998 Option Plan"). On December 17, 1999, the Board of Directors approved an amendment to increase by 250,000 the number of shares authorized for issuance under the 1998 Option Plan. The 1998 Option Plan, as amended, provides for grants of nonqualified options to purchase up to 1,250,000 shares of the Company's common stock to employees and consultants of the Company.

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

                              SEGUE SOFTWARE, INC.

with 14,332 shares available for future grants. No additional stock options will be granted under the B&W plan.

    The following table summarizes activity of the Company's option plans since December 31, 1997. Information with respect to Eventus and B&W stock options has been retroactively restated to reflect their merger exchange ratios noted above.

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                            SHARES        PRICE
                                                        --------------   --------
                                                        (IN THOUSANDS)
Outstanding at December 31, 1997......................       2,472        $ 8.24
    Granted...........................................       1,107        $17.40
    Exercised.........................................        (711)       $ 3.88
    Cancelled.........................................        (468)       $12.81
                                                            ------
Outstanding at December 31, 1998......................       2,400        $12.87
    Granted...........................................       1,601        $ 9.31
    Exercised.........................................        (320)       $ 2.08
    Cancelled.........................................      (1,193)       $14.34
                                                            ------
Outstanding at December 31, 1999......................       2,488        $10.68
    Granted...........................................       1,718        $ 9.54
    Exercised.........................................         (80)       $11.80
    Cancelled.........................................      (1,045)       $10.61
                                                            ------
Outstanding at December 31, 2000......................       3,081        $10.18
                                                            ------

    As of December 31, 2000, 1999, and 1998, options to purchase 1,097,475, 645,800 and 552,000 shares, respectively, were exercisable with weighted average exercise prices of $10.84, $10.19 and $7.67 per share, respectively. As of December 31, 2000, approximately 227,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.

    For various price ranges, weighted average information for options outstanding at December 31, 2000 was as follows:

                                 OPTIONS OUTSTANDING                         EXERCISABLE OPTIONS
                  --------------------------------------------------   -------------------------------
                                   WEIGHTED AVERAGE      WEIGHTED                          WEIGHTED
   RANGE OF                         REMAINING LIFE       AVERAGE                           AVERAGE
EXERCISE PRICES       SHARES          (IN YEARS)      EXERCISE PRICE       SHARES       EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------
                  (IN THOUSANDS)                                       (IN THOUSANDS)
$  0.75 - 6.31          166              7.75             $ 3.86              56            $ 2.93
$  6.38 - 6.38          182              8.29             $ 6.38              74            $ 6.38
$  6.50 - 8.90        1,049              9.48             $ 8.05             127            $ 8.13
$  9.00 - 9.00          365              6.66             $ 9.00             275            $ 9.00
$ 9.25 - 11.75          323              7.59             $10.59             201            $10.34
$11.88 - 13.38          572              8.83             $12.46             152            $12.53
$13.69 - 16.13          216              8.01             $14.57             102            $14.72
$16.69 - 22.25          208              7.72             $19.53             110            $19.61
                      -----                                                -----
$.075 - $22.25        3,081              8.43             $10.18           1,097            $10.84
                      =====                                                =====

                              SEGUE SOFTWARE, INC.

EMPLOYEE STOCK PURCHASE PLAN

    In February 1996, the Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the "ESPP"), that made available 100,000 shares of the Company's common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation. In
June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. In June 2000, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 200,000 to 300,000 shares. As of December 31, 2000, approximately 239,000 shares have been issued under the ESPP.

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") was issued. SFAS 123 required the Company to elect either expense recognition under SFAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company's stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

                                                    2000       1999       1998
                                                  --------   --------   --------
Net loss
  As reported...................................  $ (8,564)  $(15,948)  $(5,053)
  Pro forma.....................................  $(13,354)  $(19,182)  $(7,644)

Net loss per common share--basic and diluted
  As reported...................................  $   (.91)  $  (1.76)  $ (0.59)
  Pro forma.....................................  $  (1.42)  $  (2.12)  $ (0.89)

    For the years ended December 31, 2000, 1999 and 1998, total compensation cost recognized in pro forma net loss for stock-based employee compensation awards was $4,790,000, $3,234,000 and $2,591,000, respectively. Since the
SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

    The weighted average fair value of the stock options granted during 2000, 1999 and 1998 was $7.43, $5.15, and $9.65 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.3%, 5.3%, and 5.0%; dividend yield of 0%; expected life of five years; and expected volatility of 100%, 60%, and 59%. For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2000, 1999, and 1998: risk-free interest rate of 5.0%, 4.6%, and 5.5%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 100%, 108% and 60%, respectively.

                              SEGUE SOFTWARE, INC.

    Options to purchase approximately 3,081,000, 2,488,000 and 2,400,000 shares of common stock were outstanding for the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive.

7.  EMPLOYEE SAVINGS PLAN

    The Company maintains a 401(k) plan under which all U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 2000, 1999 or 1998.

8.  INCOME TAXES

    Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

                                                     2000       1999       1998
                                                   --------   --------   --------
Loss before income taxes:
  United States..................................  $(9,213)   $(16,359)  $(5,107)
  Foreign........................................      871         585       194
                                                   -------    --------   -------
      Total loss before income taxes.............  $(8,342)   $(15,774)  $(4,913)
                                                   =======    ========   =======

Provision for (benefit from) income taxes:
  Current:
    Foreign......................................  $   151    $    114   $    71
    State........................................       70          60        69
                                                   -------    --------   -------
      Total current..............................  $   221    $    174   $   140
                                                   -------    --------   -------
  Deferred:
    Federal......................................  $(3,333)   $ (5,372)  $(1,167)
    Foreign......................................        8         (22)      (26)
    State........................................     (708)     (1,244)     (192)
    Change in valuation allowance................    4,033       6,638     1,385
                                                   -------    --------   -------
      Total deferred tax provision...............       --          --        --
                                                   -------    --------   -------
      Total tax provision........................  $   221    $    174   $   140
                                                   =======    ========   =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                              SEGUE SOFTWARE, INC.

purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

                                                              2000       1999
                                                            --------   --------
Gross deferred tax assets:
  Net operating losses....................................  $13,778    $10,832
  Intangible assets.......................................    2,127      1,468
  Accounts receivable.....................................      214        250
  Accrued expenses & deferred compensation................      240        206
  Fixed assets............................................       45        102
  Research and experimentation credits....................    2,235      1,558
                                                            -------    -------
    Total assets..........................................   18,639     14,416

Valuation allowance.......................................  (18,639)   (14,416)
                                                            -------    -------
Net deferred tax asset (liability)........................  $     0    $     0
                                                            =======    =======

    Of the changes in the valuation allowance described above approximately $190,000 relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

    As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $36.5 million, of which $11.0 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $26.3 million, of which at least $4.6 million is subject to annual limitations on utilization; and $1,680,000 of federal and $842,000 of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2001 through 2020 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

                              SEGUE SOFTWARE, INC.

    The following schedule reconciles the difference between the federal income tax rate and the effective income tax rate for the years ended December 31 (in thousands):

                                                      2000       1999       1998
                                                    --------   --------   --------
U.S. federal statutory tax........................  $(2,912)   $(5,423)   $(1,670)
S Corporation (income) loss taxed at shareholders'
  level (Black & White)...........................       --         --       (194)
State tax provision, net..........................     (421)      (781)       (81)
Foreign rate differential.........................        6          6          4
Federal and state tax credits.....................     (678)      (622)        --
Nondeductible acquisition costs...................       --         --        520
Change in valuation allowance.....................    4,033      6,638      1,385
Amortization of nondeductible goodwill............      218        218        218
Other.............................................      (25)       138        (42)
                                                    -------    -------    -------
Effective tax.....................................  $   221    $   174    $   140
                                                    =======    =======    =======

9.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned NATHAN RICE V. SEGUE SOFTWARE, INC., ET AL., Civil
No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned ANTHONY MOUMOURIS V. SEGUE SOFTWARE, INC., ET AL., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption IN RE SEGUE SOFTWARE, INC. SECURITIES LITIGATION, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon amount. This settlement is subject to final approvals. At December 31, 2000, Segue accrued, as a general and administrative expense, $150,000 for its share of this lawsuit amount. The balance of the agreed upon settlement amount is to be paid by Segue's Directors' and Officers' insurance carriers.

    Additionally, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. The plaintiffs and Segue settled this matter.

                              SEGUE SOFTWARE, INC.

Segue's insurance carriers have agreed to contribute to this settlement. At December 31, 2000, Segue accrued, as a general and administrative expense, $550,000 for its portion of the settlement of this complaint.

    In addition to the lawsuits and settlements noted above, Segue accrued $50,000 at December 31, 2000 for various other matters that were settled.

    Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

LEASE COMMITMENTS

    In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating lease that expires in 2007. The Company has an obligation to provide a security deposit of up to approximately $2.2 million if the Company's current assets become less than $20.0 million. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.2 million. The Company also leases certain U.S. and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases with non-cancelable terms are as follows as of December 31, 2000 (in thousands):

                                                               AMOUNT
                                                              --------
2001........................................................  $ 3,250
2002........................................................    3,017
2003........................................................    2,986
2004........................................................    2,979
2005........................................................    2,351
Thereafter..................................................    4,227
                                                              -------
  Total.....................................................  $18,810
                                                              =======

    Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled $3.5 million, $2.6 million and $1.9 million, respectively.

ROYALTY COMMITMENTS

    The Company has participated in royalty arrangements with third parties and as revenues from the related products are recognized, the Company records the related royalty expense. Current remaining royalty arrangements are not significant.

10. NON-RECURRING AND OTHER CHARGES

    During the second quarter of 1999, the Company restructured its product development operations and delayed indefinitely the introduction of the Eventus product, SilkControl. These activities were aimed at reducing costs associated with the development of that product and enhancing the sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the

                              SEGUE SOFTWARE, INC.

termination of seven employees who focused sales efforts on these channel resellers. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million relates exclusively to severance and other employee-related costs associated with a restructuring, and $481,000 (including a noncash compensation charge of approximately $118,000), which relates to severance of two senior vice presidents. As of December 31, 2000, the Company made payments of approximately $1,000,000 related to the restructuring costs, and the related restructuring accrual balance was $0. Additionally, as of December 31, 2000, the Company's accrued balance related to severance of two senior vice presidents was also $0.

    During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus to its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 2000, the Company had made payments of approximately $1,000,000 related to these costs. The related restructuring accrual balance was approximately $0.

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

                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                                    GROSS                 GROSS                 GROSS
                                        REVENUE     MARGIN    REVENUE     MARGIN    REVENUE     MARGIN
                                        --------   --------   --------   --------   --------   --------
Operating Segments:
  eBusiness product licenses..........  $36,306               $28,434               $16,125
  Client/server testing product
    licenses..........................      300                 1,014                10,124
                                        -------    -------    -------    -------    -------    -------
    Total software....................  $36,606    $34,212    $29,448    $26,686    $26,249    $21,958
                                        -------    -------    -------    -------    -------    -------
  Training and consulting.............  $ 8,484    $ 2,686    $ 8,088    $ 1,222    $ 7,373    $ 2,712
  Maintenance/Support services........   13,066     10,158      8,885      6,809      7,226      5,768
                                        -------    -------    -------    -------    -------    -------
    Total services....................  $21,550    $12,844    $16,973    $ 8,031    $14,599    $ 8,480
                                        -------    -------    -------    -------    -------    -------
    Total.............................  $58,156    $47,056    $46,421    $34,717    $40,848    $30,438
                                        =======    =======    =======    =======    =======    =======

                              SEGUE SOFTWARE, INC.

    The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

                                                   TOTAL REVENUE                  LONG LIVED ASSETS
                                           ------------------------------   ------------------------------
                                             2000       1999       1998       2000       1999       1998
                                           --------   --------   --------   --------   --------   --------
United States............................  $51,273    $42,518    $35,792     $4,730     $5,161     $4,995
Foreign..................................    6,883      3,903      5,056      1,056        850        197
                                           -------    -------    -------     ------     ------     ------
                                           $58,156    $46,421    $40,848     $5,786     $6,011     $5,192
                                           =======    =======    =======     ======     ======     ======

    Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer accounted for 10% or more of total revenue in 2000, 1999 or 1998.

12. QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)--UNAUDITED

2000                                          Q1 2000       Q2 2000       Q3 2000       Q4 2000        TOTAL
----                                          --------      --------      --------      --------      --------
Net revenue.............................      $14,143       $15,022       $14,136       $14,855       $ 58,156
Gross margin............................       11,057        12,284        11,331        12,384         47,056
Net loss................................       (2,218)       (2,318)       (1,449)       (2,579)(1)     (8,564)
Net loss per share (basic and
  diluted)..............................        (0.24)        (0.25)        (0.15)        (0.27)         (0.91)

1999                                          Q1 1999       Q2 1999       Q3 1999       Q4 1999        TOTAL
----                                          --------      --------      --------      --------      --------
Net revenue.............................      $ 8,971       $11,711       $12,770       $12,969       $ 46,421
Gross margin............................        6,009         8,407        10,045        10,256         34,717
Net loss................................       (6,953)(2)    (5,620)(3)    (1,280)       (2,095)       (15,948)
Net loss per share (basic and
  diluted)..............................        (0.78)        (0.62)        (0.14)        (0.22)         (1.76)

------------------------

(1) Included $750,000 for settlements of certain litigation.

(2) Included $1.0 million non-recurring and other charges for first quarter restructuring cost.

(3) Included $1.5 million non-recurring and other charges for second quarter restructuring cost and termination of two senior vice presidents.