Form 10-Q
period 2001-03-31
SEGUE SOFTWARE INC
filed 2001-05-15
CIK 894572

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-27794

SEGUE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4188982 (I.R.S. Employer Identification No.)

201 Spring Street Lexington, MA 02421

(Address of principal executive offices)

Registrant's telephone number, including area code: (781) 402-1000

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Registrant's Common Stock outstanding as of May 9, 2001 was 9,532,907

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited) (In thousands except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,252	$9,379
Short-term investments	12,764	7,839
Accounts receivable, net of allowances of $967 and $665	8,609	12,176
Other current assets	1,544	1,710

Total current assets	24,169	31,104
Property and equipment, net	5,249	5,774
Goodwill, net	2,635	3,011
Other assets	150	12

Total assets	$32,203	$39,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,231	$1,525
Accrued compensation and benefits	2,373	2,834
Accrued royalties	100	100
Accrued expenses	1,520	2,912
Deferred revenue	10,261	11,480

Total current liabilities	15,485	18,851
Stockholders' equity:
Preferred stock, par value $.01 per share;
9,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share;
30,000 shares authorized; 9,533 and 9,472 shares issued and outstanding	95	95
Additional paid-in capital	58,051	57,684
Cumulative translation adjustment	(581)	(391)
Accumulated deficit	(40,247)	(35,738)

	17,318	21,650
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders' equity	16,718	21,050
Total liabilities and stockholders' equity	$32,203	$39,901

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2000
	(Unaudited) (In thousands except per share data)
Revenue:
Software	$5,522	$9,227
Services	6,284	4,916

Total revenue	11,806	14,143
Cost of revenue:
Cost of software	241	680
Cost of services	2,493	2,406

Total cost of revenue	2,734	3,086
Gross margin	9,072	11,057
Operating expenses:
Sales and marketing	8,362	7,903
Research and development	2,477	2,517
General and administrative	2,533	2,702
Amortization of goodwill	376	376

Total operating expenses	13,748	13,498

Loss from operations	(4,676)	(2,441)
Other income, net	217	274

Loss before provision for income taxes	(4,459)	(2,167)
Provision for income taxes	50	51

Net loss	$(4,509)	$(2,218)

Net loss per share—basic and diluted	$(0.48)	$(0.24)
Weighted average shares outstanding—basic and diluted	9,353	9,315

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,509)	$(2,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	981	1,241
Changes in operating assets and liabilities:
Accounts receivable	3,500	306
Other current assets	166	(287)
Other assets	—	62
Accounts payable	(269)	(416)
Accrued expenses, royalties, compensation and benefits	(1,955)	109
Deferred revenue	(1,172)	660

Net cash used in operating activities	(3,258)	(543)

Cash flows from investing activities:
Additions to property and equipment	(138)	(759)
Additions to other assets	(138)	—
Maturities of short-term investments	3,885	14,218
Purchases of short-term investments	(8,810)	(14,181)

Net cash used in investing activities	(5,201)	(722)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	367	602

Net cash provided by financing activities	367	602

Effect of exchange rate changes on cash	(35)	(9)

Net decrease in cash and cash equivalents	(8,127)	(672)
Cash and cash equivalents, beginning of period	9,379	7,429

Cash and cash equivalents, end of period	$1,252	$6,757

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

    The financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with Segue's audited financial statements for the year ended December 31, 2000, included in its 2000 Annual Report on Form 10-K.

    This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2. NET LOSS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2001	2000
	(in thousands, except per share data)
Net loss	$(4,509)	$(2,218)
Weighted average shares used in net loss per share—basic and diluted	9,353	9,315
Net loss per common share—basic and diluted	$(0.48)	$(0.24)

    Options and warrants to purchase 3,426,559 and 2,803,812 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, because their inclusion would be anti-dilutive.

3. PROVISION FOR INCOME TAXES

    Segue recorded provisions for foreign and state income taxes of $50,000 and $51,000 for the three months ended March 31, 2001 and 2000, respectively. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

4. COMPREHENSIVE LOSS

    Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. For the three months ended March 31, 2001 and 2000, comprehensive loss was $4,699,000 and $2,324,000, respectively.

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

	March 31,
	2001		2000
	Revenue	Gross Margin	Revenue	Gross Margin
	(in thousands)
Operating Segment:
eBusiness product licenses	$5,479		$9,153
Client/server testing product licenses	43		74

Total software	$5,522	$5,281	$9,227	$8,547

Training and consulting	$2,401	$859	$2,144	$1,458
Maintenance	3,883	2,932	2,772	1,052

Total services	$6,284	$3,791	$4,916	$2,510

Total revenue	$11,806	$9,072	$14,143	$11,057

    The following table presents revenue and long-lived asset information by geographic area as of and for the quarters ended March 31:

	Total Revenue March 31,		Long Lived Assets March 31,
	2001	2000	2001	2000
	(in thousands)

United States	$10,011	$13,219	$4,436	$5,204
Foreign	1,795	924	963	864

	$11,806	$14,143	$5,399	$6,068

6. RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will immediately be recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and

Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001 and the effect of adopting had no material effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended March 31,
	2001	2000
Revenue:
Software	46.8%	65.2%
Services	53.2	34.8

Total revenue	100.0	100.0
Cost of revenue:
Cost of software	2.0	4.8
Cost of services	21.1	17.0

Total cost of revenue	23.1	21.8
Gross margin	76.9	78.2
Operating expenses:
Sales and marketing	70.8	55.9
Research and development	21.0	17.8
General and administrative	21.5	19.1
Amortization of goodwill	3.2	2.7

Total operating expenses	116.5	95.5

Loss from operations	(39.6)	(17.3)
Other income net	1.8	1.9

Loss before provision for income taxes	(37.8)	(15.4)
Provision for income taxes	0.4	0.4

Net loss	(38.2)%	(15.8)%

SOFTWARE REVENUE

    Software revenue decreased 40% to $5.5 million during the first quarter of 2001 from $9.2 million for the same period of 2000. The main factor for the first quarter software revenue decrease as compared to the same quarter in 2000 was due to customers concern over the current uncertain business climate who reacted by either canceling or delaying software purchases. In addition, there were many sales to dot-com companies in the first quarter of 2000 that did not occur in the same period of 2001 because of the economic deterioration for dot-com companies and our transition into selling to larger enterprise companies. International revenue accounted for 23.0%, or $1.3 million, and 8.1%, or $700,000, of total software revenue for the three months ended March 31, 2001 and 2000, respectively. The increase was mainly due to the result of our expansion of foreign operations during 2000 and increased marketing penetration in the European market.

SERVICES REVENUE

    Service revenue increased 28% to $6.3 million during the first quarter of 2001 from $4.9 million in the same quarter of 2000. As compared to the three months ended March 31, 2000, training and consulting revenue increased 12% for the first quarter of 2001 and recognized maintenance revenue increased 40% for the same quarter of 2001. The increase in recognized maintenance revenue was driven largely by incremental software licenses sold over the past 12 months that are being amortized over the contract period and the larger installed base of software contracts under maintenance, which is predominately a 12 month period. In addition, the increased revenue from training and consulting engagements in the first quarter of 2001 as compared to the same period of 2000 also contributed to the increase in service revenue.

COST OF SOFTWARE

    Cost of software decreased 65% to $241,000 during the first quarter of 2001 from $680,000 in the first quarter of 2000. As a percentage of software revenue, costs of software in the first quarter of 2001 decreased to 4% from 7% in the corresponding prior-year period. The decrease of cost of software, both in amount and as a percentage of product revenue, was primarily due to the decrease in amortization associated with the completed technology that was acquired in 1997 and which was fully amortized at December 31, 2000.

COST IN SERVICES

    Cost of services increased 4% to $2.5 million during the first quarter of 2001 from $2.4 million in the same period of 2000. Costs of services as a percentage of service revenue decreased to 40% in the first quarter of 2001 from 49% in the corresponding prior year period. Cost of service consists primarily of costs of providing customer technical support, training and consulting. Service cost as percentage of service revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in house consultants. Cost of training and consulting in the first quarter of 2001 increased 114% to $1.5 million as compared to $700,000 at the same quarter of 2000. The increase is primarily personnel related expenses due to the expansion of consulting department during the year of 2000. During the three-month period of 2001, cost of maintenance decreased 45% to $950,000 as compared to $1.7 million at the same period of 2000. The decrease is mainly due to the shifting of US support group to our global technical support center in Belfast, Northern Ireland where the operating expenses are generally lower.

SALES AND MARKETING

    Sales and marketing expenses increased 6% to $8.4 million during the first quarter of 2001 from $7.9 million in the first quarter of 2000. The increases are primarily due to increases in personnel-related costs including higher headcount of marketing personnel, and higher costs associated with sales meetings and sales training.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $2.5 million for both the first quarters of 2001 and 2000. Research and development expenses remained relatively flat mainly due to the management effort for continuing cost control.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased 6% to $2.5 million during the first quarter of 2001 from $2.7 million for the same period in 2000. The decreases were primarily attributed to the decreased legal expenses in Q1 2001, in part due to settling ongoing litigation, decreased audit related expenses as compared to Q1 2000, which had costs associated with the restatement of our prior years Form 10-Qs and Form 10-Ks. However, the decreases were partially offset by the increased bad debt expenses due to the recent declining economic conditions.

AMORTIZATION OF GOODWILL

    Amortization of goodwill was $376,000 for both the first quarters of 2001 and 2000.

OTHER INCOME, NET

    Other income, net decreased 21% to $217,000 during the first quarter of 2001 from $274,000 in the same quarter of 2000. Other income consists of mostly interest income on cash equivalents and short-term investments. The decrease of interest income was primarily due to the decrease in interest on lower balances of short-term investments.

PROVISION FOR INCOME TAXES

    We recorded a provision for foreign and state income taxes of $50,000 and $51,000 for the first quarter of 2001 and 2000, respectively. There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $14.0 million as compared to $17.2 million as of December 31, 2000.

    During the first three months of 2001, we used $3.3 million for operating activities, resulting from the net loss, adjusted for depreciation of fixed assets and amortization of goodwill, as well as increases in accrued expenses and deferred revenue offset by decreases in accounts receivable and other assets.

    Our primary investing activities were purchases of short-term investments offset with maturities. We used $5.2 million for the three-month period ended March 31, 2001.

    We generated funds from financing activities of $367,000 during the first quarter of 2001, related to the issuance of stock under the employee stock purchase plan and exercise of stock options.

    Our corporate headquarters in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.3 million. On July 1, 2000, we entered into an amendment to our sublease agreement to rent an additional 5,800 square feet within the headquarters location. With this additional space, we occupy a total of 73,300 square feet of office space at the headquarter location. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.

    In December 2000, we settled certain lawsuits, including Black & White litigation, and subject to final court approval, the securities litigation matter that is referenced in Item 1 of Part II of the Form 10-Q and accrued Segue's portion of the settlement, approximately $750,000. No amounts were paid on these lawsuits settlement in 2000. As of May 2001, we had paid off the accrued settlement.

    In April and May 2001, in reaction to the first quarter revenue shortfalls, we initiated cost saving measures, including a reduction in workforce of approximately 20%. Estimated severance payment for the personnel reductions was approximately $580,000. The payments will be paid in full during the second quarter of 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's prospects are subject to many uncertainties and risks. This Form 10-Q also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue's other filings with the SEC.

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

    We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $40.2 million as of March 31, 2001. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs, and a loss of $4.5 million for the three-month ended March 31, 2001. During the first quarter of 2001, we experienced revenue shortfalls. We initiated cost savings measures in an effort to reduce quarterly expenses and enhance the possibility of breakeven by the end of 2001. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue's common stock.

    Segue may not be successful in generating substantial revenue from enterprise sales to larger more established companies.  Historically, we have derived the overwhelming percentage of our product revenue from the sale of our products to dot-com companies. We reorganized our sales force in 2000 to target larger enterprise transactions with the more established companies. In April 2001, we eliminated our large telesales group, and we are adopting, throughout the sales organization, an enterprise selling process. In addition, we have hired a new vice president of sales and a new vice president of product marketing, both of whom have significant experience selling to large enterprises. These larger transactions entail a greater closing risk since these are often complex and highly competitive, requiring more resources per transaction than with smaller clients. The sales force must also adapt successfully to this type of selling. If Segue is unsuccessful in closing these larger deals, our financial performance could be adversely affected.

    Segue's new strategic alliance and key account programs may not be successful in increasing product revenues.  In an effort to augment the product revenue derived from the efforts of the direct sales force, we organized a strategic alliance and key account group to develop successful business relationships with companies that have the ability to generate for us significant product revenue from the sale and use of our software products or the ability to deliver services in a hosted service environment. Traditionally, Segue's revenue from strategic alliances and key account has been uneven and there is no assurance that these current efforts will be successful. The strategic alliance and key account market is highly competitive, uncertain and takes time to develop. Should Segue fail to generate substantial revenue from its strategic alliance and key account program, the financial results and stock price could be adversely affected.

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

    We may have difficulty managing organizational changes.  During the past year Segue has reorganized its sales force, appointed new leaders in its support services, consulting, and product development areas, created a new strategic alliance group, appointed a new head of international sales, added a General Counsel, a new vice president of sales and a new vice president of product marketing. The success of these organizational changes is uncertain and further change could disrupt the operations.

    We may be subject to risks associated with our past acquisitions and future acquisitions.  Our product offerings and customer base have increased due in part to prior acquisitions. We may do future acquisitions to enhance further our product lines. Our prior acquisitions or any future acquisition may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our existing business may also result in unforeseen difficulties. Acquisitions may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

    Certain lawsuits have been filed against Segue.  On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933-RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. After the court granted Segue's motion to dismiss and pending appeal of this order, Segue and the plaintiffs agreed to settle this matter. The settlement must be approved by the trial court. After the contribution by insurance carrier, the settlement, if approved by the court, will not have a materially adverse effect on Segue's financial results. If the settlement is not approved by the trial court, there is a risk the plaintiffs will proceed with their appeal and succeed in obtaining a reversal of the district court's dismissal of this matter, which could expose Segue to a claim for damages in an amount which the plaintiffs have not yet specified but which could, if successful, have a material adverse effect on Segue's financial results.

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

    We face many risks associated with international business activities.  We derived approximately 23% of total product software sales from international customers in the first quarter of 2001. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

    Segue's success depends on our ability to protect our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and a fourth pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. If we were to discover that any of Segue products violated third party proprietary rights, or protect our trade secrets, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

    INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of March 31, 2001, the fair value of our short-term investments approximated market value.

    FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of March 31, 2001, the total impact of foreign currency changes was $581,000. The introduction of the Euro as a common currency for most members of the European monetary union took place in our fiscal year of 1999. As of March 31, 2001, the impact of Euro has not been significant to our business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance will contribute a substantial portion of such settlement amount, and, upon such contribution, the settlement will not have a material adverse affect upon Segue's financial position or results of operation. The settlement is subject to court approval.

    Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: May 15, 2001.

SEGUE SOFTWARE, INC.
By:	/s/ STEPHEN B. BUTLER Stephen B. Butler Chief Executive Officer
By:	/s/ DOUGLAS ZACCARO Douglas Zaccaro Chief Financial Officer

QuickLinks

SEGUE SOFTWARE, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 INDEX
SEGUE SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
SEGUE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SEGUE SOFTWARE, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEGUE SOFTWARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES