Form 10-Q
period 2001-06-30
SEGUE SOFTWARE INC
filed 2001-08-14
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO ________

Commission file number 0–27794

SEGUE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95–4188982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spring Street Lexington, MA 02421
(Address of principal executive offices)

Registrant's telephone number, including area code: (781) 402-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant's Common Stock outstanding as of August 8, 2001 was 9,390,865

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$5,170	$9,379
Short-term investments	4,925	7,839
Accounts receivable, net of allowances of $1,125 and $665	6,804	12,176
Other current assets	1,678	1,710

Total current assets	18,577	31,104

Property and equipment, net	4,696	5,774
Goodwill, net	2,258	3,011
Other assets	162	12

Total assets	$25,693	$39,901

LIABILITIES AND STOCKHOLDER' EQUITY
Current liabilities:
Accounts payable	$1,640	$1,525
Accrued compensation and benefits	2,106	2,834
Accrued royalties	100	100
Accrued expenses	2,644	2,912
Deferred revenue	9,122	11,480

Total current liabilities	15,612	18,851

Stockholders' equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; no shares issued and outstanding	-	-

Common stock, par value $.01 per share; 30,000 shares authorized; 9,535 and 9,472 shares issued	95	95

Additional paid-in capital	58,055	57,684
Cumulative translation adjustment	(387)	(391)
Accumulated deficit	(47,082)	(35,738)

	10,681	21,650
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders' equity	10,081	21,050

Total liabilities and stockholders' equity	$25,693	$39,901

The accompanying notes are an integral part of the consolidated financial statements.

Segue Software, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Software	$3,657	$9,833	$9,179	$19,060
Services	5,817	5,189	12,101	10,105

Total revenue	9,474	15,022	21,280	29,165

Cost of revenue:
Cost of software	156	583	397	1,263
Cost of services	1,907	2,155	4,400	4,561

Total cost of revenue	2,063	2,738	4,797	5,824

Gross margin	7,411	12,284	16,483	23,341

Operating expenses:
Sales and marketing	7,570	9,786	15,932	17,689
Research and development	2,053	2,552	4,530	5,069
General and administrative	2,053	2,110	4,586	4,812
Amortization of goodwill	377	377	753	753
Restructuring and other charges	2,257	-	2,257	-

Total operating expenses	14,310	14,825	28,058	28,323

Loss from operations	(6,899)	(2,541)	(11,575)	(4,982)
Other income, net	130	274	347	548

Loss before provision for income taxes	(6,769)	(2,267)	(11,228)	(4,434)
Provision for income taxes	66	51	116	102

Net loss	$(6,835)	$(2,318)	$(11,344)	$(4,536)

Net loss per share - basic and diluted	$(0.73)	$(0.25)	$(1.21)	$(0.49)

Weighted average shares outstanding - basic and diluted	9,388	9,387	9,371	9,350

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(11,344)	$(4,536)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	2,039	2,483
Changes in operating assets and liabilities:
Accounts receivable	5,325	(1,632)
Other current assets	32	(620)
Accounts payable	136	37
Accrued expenses, royalties, compensation and benefits	(900)	224
Deferred revenue	(2,359)	2,320

Net cash used in operating activities	(7,071)	(1,724)

Cash flows from investing activities:
Additions to property and equipment	(272)	(1,222)
Additions to other assets	(150)	141
Maturities of short-term investments	8,944	25,122
Purchases of short-term investments	(6,030)	(28,959)

Net cash provided by (used in) investing activities	2,492	(4,918)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	371	718

Net cash provided by financing activities	371	718

Effect of exchange rate changes on cash	(1)	(28)

Net decrease in cash and cash equivalents	(4,209)	(5,952)
Cash and cash equivalents, beginning of period	9,379	7,429

Cash and cash equivalents, end of period	$5,170	$1,477

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

2.          NET LOSS PER COMMON SHARE

             The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(6,835)	$(2,318)	$(11,344)	$(4,536)
Weighted average shares used in net loss per share—basic and diluted	9,388	9,387	9,371	9,350

Net loss per common share—basic and diluted	$(0.73)	$(0.25)	$(1.21)	$(0.49)

             Options to purchase 3,427,977 and 2,803,812 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2001 and 2000, respectively, because their inclusion would be anti-dilutive. 3.          RESTRUCTURING AND OTHER CHARGES

             During the second quarter of 2001, in reaction to the revenue shortfall due to the current economic downturn, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue’s Austrian facility, consolidation of space in Segue’s Lexington and Los Gatos facilities and the elimination of Segue’s inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, Segue recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs including the accrual of estimated lease obligations associated with the closure of excess office facilities and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.   The $1.4 million for facility related costs is comprised of an estimated $4.8 million for future rents on unoccupied space plus $200,000 miscellaneous costs related to subleasing the space less $3.6 million of estimated sublease income.  An active marketing effort has commenced to sublease space both in Lexington and Los Gatos. As of August 1, 2001, Segue has paid approximately  $761,000 related to the restructuring and other charges.

4.          PROVISION FOR INCOME TAXES

             Segue recorded provisions for foreign and state income taxes of $66,000 and $116,000 for the three and six months ended June 30, 2001, respectively, and $51,000 and $102,000 for the same periods last year. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

5.          COMPREHENSIVE LOSS

             Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. Prior to the second quarter of 2000 comprehensive loss substantially equaled net loss. For the three and six months ended June 30, 2001, comprehensive loss was $6,641,000 and $11,340,000, respectively.

6.          COMMITMENTS AND CONTINGENCIES

             Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit of approximately $1.5 million if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each of December 31st. Segue is required to provide annual audited financial statements for fiscal year ending December 31st by March 31st of the following year.  As of June 30, 2001, current assets, as defined in the lease, were $16.9 million.

             On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS  and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance will contribute a substantial portion of such settlement amount which has been placed in escrow. In April 2001, Segue paid $200,000, its share of the settlement, to the escrow agent.  The settlement has been preliminarily approved by the court, and is subject to final court approval and shareholder approval.

7.          SEGMENT REPORTING

             Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing their performance.  Information on Segue’s operating segments follows:

	Three months ended June 30,					Six months ended June 30,
	2001		2000			2001		2000
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

				(in thousands)
Operating Segment:
eBusiness product licenses	$3,614		$9,759		$9,136		$18,851
Client/server testing product licenses	43		74		43		209

Total software	$3,657	$3,501	$9,833	$9,250	$9,179	$8,782	$19,060	$17,797

Training and consulting	$2,203	$1,103	$2,059	$586	$4,604	$1,962	$4,204	$1,011
Maintenance	3,614	2,807	3,130	2,448	7,497	5,739	5,901	4,533

Total services	$5,817	$3,910	$5,189	$3,034	$12,101	$7,701	$10,105	$5,544

Total revenue	$9,474	$7,411	$15,022	$12,284	$21,280	$16,483	$29,165	$23,341

             The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and six months ended June 30, (in thousands):

		Total Revenue
	Three months ended		Six months ended		Long Lived Assets
	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000

			(in thousands)

United States	$8,373	$13,636	$18,384	$26,855	$3,951	$4,956
Foreign	1,101	1,386	2,896	2,310	907	848

	$9,474	$15,022	$21,280	$29,165	$4,858	$5,804

8.          LIQUIDITY

             As disclosed in the financial statements, Segue had a net loss of $11,344,000 during the first six months of fiscal 2001, and has had significant losses in the recent prior fiscal years. Additionally, Segue’s operations used significant cash during the first six months of fiscal 2001. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of Segue, which in turn is dependent upon the Segue’s ability to increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue.

             Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants.  These steps included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  Management believes based on its understanding of the marketplace that future sales will occur in a sufficient manner to allow Segue to continue as a viable business.

             Although Segue believes there is currently sufficient cash to meet its working capital needs, delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate and adjust its operations.

9.   RECENT ACCOUNTING DEVELOPMENTS

             In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will immediately be recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, and there was no material effect on our consolidated financial position or results of operations.

             On July 20, 2001, FASB issued SFAS No. 141 “Business Combination”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for Segue are as follows:

•	all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1. 2001.
•	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
•	goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
•	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                         Segue will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of  $1.5 million and $377,000, respectively, will no longer be recognized. By December 31, 2002, we will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.  Impairment losses if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended June 30,		Percentage of Revenue for Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Software	38.6%	65.5%	43.1%	65.4%
Services	61.4	34.5	56.9	34.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	1.7	3.9	1.9	4.4
Cost of services	20.1	14.3	20.6	15.6

Total cost of revenue	21.8	18.2	22.5	20.0

Gross margin	78.2	81.8	77.5	80.0

Operating expenses:
Sales and marketing	79.9	65.1	74.9	60.6
Research and development	21.7	17.0	21.3	17.4
General and administrative	21.7	14.1	21.6	16.5
Amortization of goodwill	3.9	2.5	3.5	2.6
Restructuring and other charges	23.8	-	10.6	-

Total operating expenses	151.0	98.7	131.9	97.1

Loss from operations	(72.8)	(16.9)	(54.4)	(17.1)
Other income net	1.4	1.8	1.6	1.9

Loss before provision for income taxes	(71.4)	(15.1)	(52.8)	(15.2)
Provision for income taxes	0.7	0.3	0.5	0.3

Net loss	(72.1)%	(15.4% )%	(53.3)%	(15.5% )%

SOFTWARE REVENUE

             Software revenue decreased 63% to $3.7 million during the second quarter of 2001 from $9.8 million for the same period in 2000. For the six months ended June 30, 2001, software revenue decreased 52% to $9.2 million as compared to $19.1 million for the six months ended June 30, 2000.  The major factors attributed to the decrease of second quarter software revenue as compared to the same quarter in 2000 were the combination of the poor Information Technology capital spending environment, the collapse of the dot-com market and increased competition.  International software revenue accounted for 16%, or $569,000 and 20%, or $1.9 million, of total software revenue for the three and six months ended June 30, 2001, respectively, as compared to 13%, or $1.3 million and 11%, or $2.0 million for the same periods in 2000.  The decrease of international software revenue, in absolute dollars, in the second quarter was due to the economic slowdown of the European market.

SERVICES REVENUE

             Services revenue increased 12% to $5.8 million during the second quarter of 2001 from $5.2 million in the same quarter of 2000. For the six months ended June 30, 2001, services revenue increased 20% to $12.1 million as compared to $10.1 million for the six months ended June 30, 2000.  As compared to the three and six months ended June 30, 2000, training and consulting revenue increased 7% and 10% for the same periods in 2001, respectively.  The increase of training and consulting revenue for the second quarter 2001 as compared to the same quarter prior year is mostly attributed to recognizing, in accordance with the Company policies, the unused portion of deferred training and consulting contracts that were entered into twelve months ago. The training and consulting contract is predominately a 12 month period.  For the three and six months ended June 30, 2001, recognized maintenance revenue increased 15% and 27% respectively, as compared to the same periods in 2000.  The increase in recognized maintenance revenue was driven largely by the larger cumulative installed base of software contracts under maintenance, which are predominately amortized over a 12 month period.

COST OF SOFTWARE

             Cost of software decreased 73% to $156,000 during the second quarter of 2001 from $583,000 in the same quarter of 2000. For the six months ended June 30, 2001, cost of software decreased 69% to $397,000 from $1.3 million as compared to the same period of 2000. As a percentage of software revenue, cost of software in the second quarter of 2001 decreased to 4% from 6% in the corresponding prior-year period. For the six months ended June 30, 2001, cost of software as a percentage of software revenue decreased to 4% from 7% in the same period last year. The decrease in cost of software, both in amount and as a percentage of product revenue, was primarily due to the decrease in amortization associated with the completed technology that was acquired in 1997 and which was fully amortized at December 31, 2000 which amounted to $247,000 per quarter.  In addition, the elimination of sales of royalty bearing products also contributed to the decrease. The decrease in the dollar amount of cost of software is also attributable to the lower volume of sales.

COST OF SERVICES

             Cost of services decreased 12% to $1.9 million during the second quarter of 2001 from $2.2 million in the same quarter of 2000.  For the six months ended June 30, 2001, cost of services decreased 4% to $4.4 million from $4.6 million in the same period in 2000.  During the second quarter of 2001, cost of services as a percentage of services revenue decreased to 33% from 42% in the same quarter last year.  For the six months ended June 30, 2001, cost of services as a percentage of services revenue decreased to 36% from 45% in the corresponding prior year period.  Cost of services consists primarily of costs of providing customer technical support, training and consulting. Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants. Cost of training and consulting in the second quarter of 2001 decreased 25% to $1.1 million as compared to $1.5 million at the same quarter of 2000. For the six months ended June 30, 2001, cost of training and consulting decreased 17% to $2.6 million as compared to $3.2 million in the corresponding prior-year period. The decrease is primarily personnel related expenses as a result of the workforce reduction during the second quarter of 2001.  For the three and six months ended June 30, 2001, cost of maintenance increased 18% and 29% to $807,000 and  $1.8 million respectively, as compared to $682,000 and $1.4 million, respectively, for the same periods of 2000. The increases are mainly due to costs to support the increase of maintenance revenue in 2001, which is larger than its revenue base in 2000.  The increase is also attributable to the expansion of our global technical support center in Belfast, Northern Ireland as a result of shifting the US support activities to Belfast.

SALES AND MARKETING

             Sales and marketing expenses decreased 23% to $7.6 million during the second quarter of 2001 from $9.8 million in the second quarter of 2000.  For the six months ended June 30, 2001, sales and marketing expenses decreased 10% to $15.9 million from $17.7 million in the corresponding prior-year period.  The decreases are primarily personal related costs due to the elimination of our inside sales workforce as the result of the restructuring in the second quarter and the aggressive cost cutting effort.  Additionally, commission expenses in the second quarter of 2001 have decreased as a result of the lower volume of sales.

RESEARCH AND DEVELOPMENT

             Research and development expenses decreased 20% to $2.1 million during the second quarter of 2001 from $2.6 million in the same quarter of 2000.  For the six months ended June 30, 2001, research and development expenses decreased 11% to $4.5 million from $5.1 million in the corresponding prior-year period.  The decreases are mainly personnel related costs and travel costs due to the workforce reduction and the closing of the Los Gatos laboratory in the second quarter of 2001.

GENERAL AND ADMINISTRATIVE

             General and administrative expenses remained essentially the same at $2.1 million for both the second quarters of 2001 and 2000.  For the six months ended June 30, 2001, general and administrative expenses decreased 5% to $4.6 million compared to $4.8 million in the corresponding prior-year period.  The overall decreases were primarily attributed to the decreased legal expenses in the first quarter of 2001, in part due to settling litigation, decreased audit related expenses as compared to the first quarter of 2000, which had costs associated with the restatement of our prior years' Form 10-Qs and Form 10-Ks. Additionally, the elimination of employees and contract employees as part of the second quarter restructuring process also contributed to the decrease. However, the decreases were partially offset by an increase in bad debt expenses of $603,000 as compared to the first six months of 2000 due to the recent declining economic conditions and the adjustment of foreign currency transaction losses of $190,000 during the first six months of 2001.

AMORTIZATION OF GOODWILL

             Amortization of goodwill was $377,000 for each of the second quarters of 2001 and 2000.  For each of the six months ended June 30, 2001 and 2000, amortization of goodwill was $753,000.

RESTRUCTURING AND OTHER CHARGES

             During the second quarter of 2001, in reaction to the revenue shortfall due in part to the current economic downturn, we executed a restructuring plan, which is expected to result in savings, once fully implemented, of approximately $5.9 million on an annual basis.  Among the expected savings are savings in rent of $800,000, wages of $5.1 million.  The restructuring included a 20% reduction in our workforce, the closing of the research and development laboratory in our Los Gatos, California office with a shifting some of resources to our Austrian facility, consolidation of space in our Lexington and Los Gatos facilities and the elimination of our inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, we recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs including the accrual of estimated lease obligations associated with the closure of excess office facilities and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.  The $1.4 million for facility related costs is comprised of an estimated $4.8 million for future rents on unoccupied space plus $200,000 miscellaneous costs related to subleasing the space less $3.6 million of estimated sublease income.  An active marketing effort has commenced to sublease space both in Lexington and Los Gatos. As of August 1, 2001, we have paid approximately  $761,000 related to the restructuring and other charges.

OTHER INCOME, NET

             Other income, net decreased 53% to $130,000 during the second quarter of 2001 from $274,000 in the same quarter of 2000. For the six months ended June 30, 2001, other income, net decreased 37% to $347,000 from $548,000 as compared to the six months ended June 30, 2000. Other income consists of mostly interest income on cash equivalents and short-term investments. The decrease of interest income was primarily due to the decrease in interest on lower balances of short-term investments and lower interest rates.

PROVISION FOR INCOME TAXES

             We recorded a provision for foreign and state income taxes of $66,000 and $116,000 for the three and six months ended June 30, 2001, respectively.  For the three and six months ended June 30, 2000 we recorded a provision for foreign and state income of $51,000 and $102,000 respectively.   There was no tax benefit recorded for losses generated in the US in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $10.1 million as compared to $17.2 million as of December 31, 2000.

             During the first six months of 2001, we used $7.1 million for operating activities, resulting from the net loss, adjusted for depreciation of fixed assets and amortization of goodwill, as well as increases in accrued expenses and deferred revenue offset by decreases in accounts receivable and other assets.

             Our primary investing activities were liquidations of short-term investments. We generated $2.9 million from maturing investments in the six months ended June 30, 2001.

             We generated funds of $371,000 from financing activities related to the issuance of stock under the employee stock purchase plan and exercise of stock options during the six months of 2001.

             Our corporate headquarters in Lexington, Massachusetts is currently under a lease, which expires in October 2007. The annual rental rate is approximately $2.3 million. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.  In addition, we have an obligation to provide a security deposit of approximately $1.5 million if our current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each of December 31st.  We are required to provide audited financial statements for fiscal year ending December 31st by March 31st of the following year.  As of June 30, 2001, current assets, as defined in the lease, were $16.9 million.

             In December 2000, we settled certain lawsuits, including both the Black & White litigation and, subject to final court approval, the securities litigation matter that is referenced in Item 1 of Part II of this Form 10-Q and we accrued Segue's portion of the settlement, approximately $750,000. No amounts were paid on these lawsuit settlements in 2000. As of May 2001, we had paid the accrued settlement amount in full.

             During the second quarter of 2001, in reaction to the revenue shortfall due to the current economic downturn, we executed a restructuring plan, which is expected to result in savings once fully implemented of approximately $5.9 million on an annual basis.  Among the expected savings are savings in rent of $800,000, wages of $5.1 million.  The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in our Los Gatos, California office with a shifting of some resources to our Austrian facility, consolidation of space in our Lexington and Los Gatos facilities and the elimination of our inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, we recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs including the accrual of estimated lease obligations associated with the closure of excess office facilities and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.  The $1.4 million for facility related costs is comprised of an estimated $4.8 million for future rents on unoccupied space plus $200,000 miscellaneous costs related to subleasing the space less $3.6 million of estimated sublease income.  An active marketing effort has commenced to sublease space both in Lexington and Los Gatos. As of August 1, 2001, we paid approximately  $761,000 related to the restructuring and other charges.

             We have historically had losses. This accompanied by the economic downturn of 2001 and the slowdown of Information Technology capital spending has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

             We have reduced expenses as described above and curtailed capital spending and other uses of cash.

             Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the possible opening of additional international offices, and the possible acquisition of software products or technologies complementary to our business.

             Assuming that Segue can execute on current plans to grow revenue and the economy does not worsen, we believe that cash, cash equivalents and short-term investments as well as cash flows from operations will be sufficient to meet our working capital and debt requirements for the next twelve months.  However, if there are no changes in the business or the economy worsens, we may need to obtain additional financing in order to sustain our capital resources requirements during the next twelve months. Depending on the direction of the economy in general, and more specifically the Information Technology spending, there may or may not be a need for such action.  However, there can be no assurance that if necessary, we would be successful in obtaining financing, or that if necessary, we could do so on terms acceptable or favorable to Segue.

             To date, inflation has not had a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

             The Company's prospects are subject to many uncertainties and risks. This Form 10-Q also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forwardlooking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue's other filings with the SEC.

             Our quarterly results may fluctuate.  Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including in particular the decline in the dot-com eBusiness market; difficulty in predicting the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals as a result of general economic decline; increases in operating expenses; ability to increase sales from enterprise companies; and general economic conditions. A substantial portion of Segue's operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management's expectations for a certain quarter, results of operations are likely to be adversely affected. Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. Segue typically does not experience order backlog. For these reasons, Segue believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

             We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $47.1 million as of June 30, 2001. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of an NRE fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs, and a loss of $11.6 million for the six-month ended June 30, 2001, which included $2.3 million for restructuring charges. During the first six months of 2001, we experienced revenue shortfalls. We initiated cost savings measures in an effort to reduce quarterly expenses and enhance the possibility of breakeven by the fourth quarter of 2001. This cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue's common stock.

             Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.  In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program.  The SilkElite partners program focuses on resellers, consulting partners and distributors.  SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services.  The success of the expansion of key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop.  Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Program, the financial results and stock price could be adversely affected.

             Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.  The nature of the web-based automated software testing and eBusiness testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over ninety percent 90% of Segue's product revenue in 2000 and the first half of 2001 were generated from its SilkPerformer and SilkTest products. In the second quarter of 2001, we introduced our new web-based enterprise-monitoring product, SilkVision.  Segue is making efforts to enhance its current products.  If we fail to develop and introduce new products and enhancements successfully and on a timely basis, to maintain our level of product revenue from SilkPerformer and SilkTest or fail to generate substantial incremental revenue from our new SilkVision product, our business may be materially adversely affected.

             We may face liquidity issues.  We have taken steps to streamline our operations, including reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues and to achieve greater efficiencies. Segue believes that based on potential incremental revenue from its strategic alliances, its SilkElite Partner Program, and its new SilkVision product, that future sales will be sufficient to allow us to continue as a viable business.  If future sales are not sufficient, however, we may have to raise additional financing to fund working capital needs.   If we fail to generate substantial incremental revenue, and we are not successful raising additional financing, we may not have sufficient capital resources and our business may be materially adversely affected.

             We may not be successful in subletting excess space.  Segue is taking steps to sublet its excess space. The real estate market is changing rapidly and these efforts may not be successful and, hence, may cause us more than anticipated and cause us not to realize our estimated cost savings.

             Selling products and services through alliances and partnerships may limit our control and interaction with end users of our products.  As a result, our ability to forecast sales accurately, evaluate customer satisfaction and recognize emerging customer requirements may be limited. Our ability to develop and maintain customer goodwill could also be affected.

             We may have difficulty managing organizational change.  In 2000 and early 2001, Segue reorganized its sales force, appointed new leaders in its support services, consulting and product development areas, created a new strategic alliance program, appointed a new head of international sales, added a General Counsel, a new Vice President of Product Marketing, added a new Senior Vice President of Worldwide Sales, eliminated the inside sales group, introduced a new sales process and shifted research and development resources.  The success of these organizational changes is uncertain and there can be no guarantee that the intended efficiencies will be accomplished with these adjustments.

             Segue faces significant competition from other software companies.  The market for web-based software quality management and testing tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

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

             Certain lawsuits have been filed against Segue.  On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933-RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS  and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. After the court granted Segue's motion to dismiss and pending appeal of this order, Segue and the plaintiffs agreed to settle this matter. The settlement has been preliminarily approved by the trial court and notification and approval of affected shareholders is in process. After the contribution by insurance carrier, which amounts have been placed in escrow, the settlement, if finally approved by the court, will not have a materially adverse effect on Segue's financial results. If the settlement is not finally approved by the trial court and shareholders, there is a risk the plaintiffs will proceed with their appeal and succeed in obtaining a reversal of the district court's dismissal of this matter, which could expose Segue to a claim for damages in an amount which the plaintiffs have not yet specified but which could, if successful, have a material adverse effect on Segue's financial results.

             Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

             We must hire and retain skilled personnel in a tight labor market.  Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we an generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be impacted by our financial results over the first two quarters of 2001. All of this could have a material adverse effect on our business, operating results and financial condition.

             We face many risks associated with international business activities.  We derived approximately 12% of total revenue from international customers in the second quarter of 2001 and 14% in the first six months of 2001. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

             INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of June 30, 2001, the fair value of our short-term investments approximated market value.

             FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of June 30, 2001, the total impact of foreign currency changes was $387,000 after an adjustment of $190,000 for foreign currency transaction losses during the first six months of 2001. The introduction of the Euro as a common currency for most members of the European monetary union took place in our fiscal year of 1999. As of June 30, 2001, the impact of Euro has not been significant to our business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS  and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance will contribute a substantial portion of such settlement amount which has been placed in escrow, and, with this insurance contribution, the settlement will not have a material adverse affect upon Segue's financial position or results of operation. The settlement has been preliminarily approved by the court, and is subject to final court approval and shareholder approval.

Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2001 Annual Meeting of Stockholders of Segue Software, Inc. (the "Annual Meeting") was held on June 8, 2001.

(b) At the Annual Meeting, the following individuals were elected to Segue's Board of Directors, constituting all members of Segue's Board of Directors:
	Votes For	Votes Withheld

James H. Simons	8,260,405	209,230
Stephen B. Butler	8,154,464	315,171
Leonard E. Baum	8,253,415	216,220
John R. Levine	8,260,405	209,230
Howard L. Morgan	8,260,405	209,230
Jyoti Prakash	8,161,454	308,181
Robert W. Powers, Jr.	8,260,405	209,230
Edmund F. Kelly	8,260,405	209,230

(c) The following additional proposals were considered at the Annual Meeting:
	Votes	Votes	Votes
	For	Against	Withheld

Approval of the 1996 Employee Stock Purchase Plan Amendment	8,208,752	232,360	28,523

Ratification of the appointment of Grant Thornton LLP independent public accountants for the fiscal year ending December 31, 2001	8,414,115	36,770	18,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001.

SEGUE SOFTWARE, INC.

By:	/s/ STEPHEN B. BUTLER

Stephen B. Butler Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro Chief Financial Officer