Form 10-Q
period 2001-09-30
SEGUE SOFTWARE INC
filed 2001-11-14
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of Registrant's Common Stock outstanding as of November 5, 2001 was 9,454,446

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,378	$9,379
Short-term investments	4,976	7,839
Accounts receivable, net of allowances of $851 and $665	5,519	12,176
Other current assets	1,597	1,710
Total current assets	15,470	31,104

Property and equipment, net	4,278	5,774
Goodwill, net	1,882	3,011
Other assets	422	12

Total assets	$22,052	$39,901

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,959	$1,525
Accrued compensation and benefits	2,114	2,834
Accrued expenses	4,082	3,012
Deferred revenue	8,131	11,480
Total current liabilities	16,286	18,851

Stockholders' equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; no shares issued and outstanding	-	-

Common stock, par value $.01 per share; 30,000 shares authorized; 9,599 and 9,472 shares issued, respectively	96	95

Additional paid-in capital	58,150	57,684
Cumulative translation adjustment	(429)	(391)
Accumulated deficit	(51,451)	(35,738)
	6,366	21,650
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders' equity	5,766	21,050

Total liabilities and stockholders' equity	$22,052	$39,901

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenue:
Software	$3,655	$8,620	$12,834	$27,680
Services	5,048	5,516	17,149	15,621
Total revenue	8,703	14,136	29,983	43,301

Cost of revenue:
Cost of software	95	590	492	1,853
Cost of services	1,600	2,215	6,000	6,776
Total cost of revenue	1,695	2,805	6,492	8,629

Gross margin	7,008	11,331	23,491	34,672

Operating expenses:
Sales and marketing	5,491	8,505	21,423	26,194
Research and development	1,925	2,258	6,455	7,327
General and administrative	1,649	1,848	6,235	6,660
Amortization of goodwill	376	376	1,129	1,129
Restructuring and other charges	1,964	-	4,221	-
Total operating expenses	11,405	12,987	39,463	41,310

Loss from operations	(4,397)	(1,656)	(15,972)	(6,638)
Other income, net	78	256	425	804

Loss before provision for income taxes	(4,319)	(1,400)	(15,547)	(5,834)
Provision for income taxes	50	49	166	151

Net loss	$(4,369)	$(1,449)	$(15,713)	$(5,985)

Net loss per share - basic and diluted	$(0.46)	$(0.15)	$(1.67)	$(0.64)

Weighted average shares outstanding - basic and diluted	9,421	9,428	9,388	9,376

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(15,713)	$(5,985)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	3,031	3,784
Changes in operating assets and liabilities:
Accounts receivable	6,639	(1,515)
Other current assets	(120)	(850)
Accounts payable	439	(262)
Accrued expenses, royalties, compensation and benefits	340	(76)
Deferred revenue	(3,332)	3,258

Net cash used in operating activities	(8,716)	(1,646)

Cash flows from investing activities:
Additions to property and equipment	(425)	(2,267)
Maturities of short-term investments	12,944	42,839
Purchases of short-term investments	(10,081)	(33,789)
Other investing activities	(177)	214

Net cash provided by investing activities	2,261	6,997

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	467	1,148

Net cash provided by financing activities	467	1,148

Effect of exchange rate changes on cash	(13)	(34)

Net increase (decrease) in cash and cash equivalents	(6,001)	6,465
Cash and cash equivalents, beginning of period	9,379	7,429

Cash and cash equivalents, end of period	$3,378	$13,894

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

2.          OTHER ASSETS

             Included in other assets at September 30, 2001 is an interest bearing promissory note receivable of approximately $300,000 from Segue's chief executive officer.

3.          NET LOSS PER COMMON SHARE

             The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Net loss	$(4,369)	$(1,449)	$(15,713)	$(5,985)

Weighted average shares used in net loss per share—basic and diluted	9,421	9,428	9,388	9,376

Net loss per common share—basic and diluted	$(0.46)	$(0.15)	$(1.67)	$(0.64)

             Options to purchase 3,201,736 and 2,902,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000, respectively, because their inclusion would be anti-dilutive.

 4.         RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2001, in reaction to the revenue shortfall due to an economic downturn, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue’s Austrian facility, consolidation of space in Segue’s Lexington and Los Gatos facilities and the elimination of Segue’s inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, Segue recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance, and other employee-related costs for the termination of 73 employees.

Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of the deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue’s Lexington facility.  As a result, Segue recognized restructuring and other charges of $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.

During the third quarter of 2001, we paid approximately $169,000 for the severance and termination benefits associated with the restructuring actions from the second quarter.  No amounts were paid for severance and benefits associated with the third quarter terminations.  At September 30, 2001, we had approximately $505,000 accrued for severance and benefits associated with both quarters’ restructuring actions.

For the nine months ended September 30, 2001, Segue has recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices.  An active marketing effort to sublease space in Lexington is under way.  During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility.  The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue’s lease in Los Gatos.  At September 30, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.6 million.  This is comprised of an estimated $5.7 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less $3.3 million of estimated sublease income.

5.          PROVISION FOR INCOME TAXES

             Segue recorded provisions for foreign and state income taxes of $50,000 and $166,000 for the three and nine months ended September 30, 2001, respectively, and $49,000 and $151,000 for the same periods last year. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

6.          COMPREHENSIVE LOSS

             Effective January 1, 1998, Segue adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue's comprehensive income items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Net loss	$(4,369)	$(1,449)	$(15,713)	$(5,985)

Foreign translation adjustments	(42)	(163)	(38)	(293)

Comprehensive loss	$(4,411)	$(1,612)	$(15,751)	$(6,278)

7.          COMMITMENTS AND CONTINGENCIES

             Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each of December 31st.  Segue is required to provide annual audited financial statements for each fiscal year ending December 31st by March 31st of the following year.  As of September 30, 2001, current assets, as defined in the lease, were approximately $13.9 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At September 30, 2001, the amount of the security deposit, if required, would be approximately $1.5 million.

             On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS.  These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS, and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance contributed a substantial portion of such settlement amount, which has been placed in escrow. In April 2001, Segue paid $200,000, its share of the settlement, to the escrow agent. The settlement has received final approval from both the shareholders and the trial court.  For Segue, this is a closed matter; disbursements of settlement monies are the responsibility of the escrow agent.

Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Segue’s employer practices liability insurance policy has expired.  Based on the terms and deductibles provided by various insurance carriers for extending employer practices liability coverage, Segue has chosen not to purchase an insurance policy.  At this time, Segue will self-insure for any claims that may be incurred after October 15, 2001.  To date there have been no claims asserted that will not be covered by the insurance policy that has recently expired.

8.          SEGMENT REPORTING

             Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing their performance.  Information on Segue’s operating segments follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2001		2000		2001		2000
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

Operating Segment:
eBusiness product licenses	$3,651		$8,544		$12,787		$27,395
Client/server testing product licenses	4		76		47		285
Total software	$3,655	$3,560	$8,620	$8,030	$12,834	$12,342	$27,680	$25,827

Training and consulting	$1,627	$686	$2,076	$660	$6,231	$2,648	$6,280	$1,671
Maintenance	3,421	2,762	3,440	2,641	10,918	8,501	9,341	7,174
Total services	$5,048	$3,448	$5,516	$3,301	$17,149	$11,149	$15,621	$8,845

Total revenue	$8,703	$7,008	$14,136	$11,331	$29,983	$23,491	$43,301	$34,672

             The following table presents revenue and long-lived asset information by geographic area for the three and nine months ended and as of September 30, (in thousands):

	Total Revenue
	Three months ended		Nine months ended		Long Lived Assets
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000

United States	$7,664	$12,265	$26,049	$39,120	$3,831	$4,993
Foreign	1,039	1,871	3,934	4,181	869	957

	$8,703	$14,136	$29,983	$43,301	$4,700	$5,950

9.          LIQUIDITY

             As disclosed in the financial statements, Segue had a net loss of $15.7 million during the first nine months of fiscal 2001, and has had significant losses in the recent prior fiscal years. Additionally, Segue’s operations used significant cash during the first nine months of fiscal 2001. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of Segue, which in turn is dependent upon the Segue’s ability to increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operation.

             Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants.  These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  Management believes based on its understanding of the marketplace that future sales will occur in a sufficient manner to allow Segue to continue as a viable business.

             Although Segue believes there is currently sufficient cash to meet its working capital needs for the next twelve months, delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and take other possible actions.

10.   RECENT ACCOUNTING DEVELOPMENTS

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

             On July 20, 2001, FASB issued SFAS No. 141 “Business Combination”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for Segue are as follows:

•

all business combinations initiated after June 30, 2001 must use the purchase method of accounting.  The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•

intangible assets acquired in a business combination must be recorded separately from goodwill, if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

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

                         Segue will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of  $1.5 million and $377,000, respectively, will no longer be recognized. By December 31, 2002, we will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.  Impairment losses if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.  If this test is completed in a quarter subsequent to the quarter ended March 31, 2002, it would mean restating prior quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended September 30,		Percentage of Revenue for Nine months Ended September 30,
	2001	2000	2001	2000

Revenue:
Software	42.0%	61.0%	42.8%	63.9%
Services	58.0	39.0	57.2	36.1
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	1.1	4.2	1.6	4.3
Cost of services	18.4	15.6	20.0	15.6
Total cost of revenue	19.5	19.8	21.6	19.9

Gross margin	80.5	80.2	78.4	80.1

Operating expenses:
Sales and marketing	63.1	60.2	71.5	60.5
Research and development	22.1	16.0	21.5	16.9
General and administrative	18.9	13.1	20.8	15.4
Amortization of goodwill	4.3	2.6	3.8	2.6
Restructuring and other charges	22.6	-	14.1	-
Total operating expenses	131.0	91.9	131.7	95.4

Loss from operations	(50.5)	(11.7)	(53.3)	(15.3)
Other income, net	0.9	1.8	1.4	1.8

Loss before provision for income taxes	(49.6)	(9.9)	(51.9)	(13.5)
Provision for income taxes	0.6	0.3	0.5	0.3

Net loss	(50.2)%	(10.2)%	(52.4)%	(13.8)%

SOFTWARE REVENUE

             Software revenue decreased 58% to $3.7 million during the third quarter of 2001 from $8.6 million for the same period in 2000. For the nine months ended September 30, 2001, software revenue decreased 54% to $12.8 million as compared to $27.7 million for the nine months ended September 30, 2000.  The major factors contributing to the decrease in third quarter software revenue as compared to software revenue in the same quarter in 2000 were the difficult economic situation, the poor market for Information Technology capital spending, and increased competition.  International software revenue accounted for 19%, or $690,000, and 20%, or $2.5 million, of total software revenue for the three and nine months ended September 30, 2001, respectively, as compared to 18%, or $1.6 million, and 13%, or $3.6 million, for the same periods in 2000.  The decrease in international software revenue, in absolute dollars, in the third quarter was due to a slowdown in the European software market.  The percent of international software revenue increased relative to total software because the domestic software revenue decreased dramatically in absolute dollars.

SERVICES REVENUE

             Services revenue decreased 8% to $5.0 million during the third quarter of 2001 from $5.5 million in the same quarter of 2000. For the nine months ended September 30, 2001, services revenue increased 10% to $17.1 million as compared to $15.6 million for the nine months ended September 30, 2000.  As compared to the three and nine months ended September 30, 2000, training and consulting revenue decreased 22% and 1% for the same periods in 2001, respectively.  The decrease in training and consulting revenue for the third quarter 2001, as compared to the same quarter in the prior year, is mostly attributable to lower bookings and delivery of engagements during the quarter.  For the three months ended September 30, 2001, recognized maintenance revenue decreased 1%, as compared to the third quarter in 2000. For the nine months ended September 30, 2001, recognized maintenance revenue increased 17%, as compared to the same period in 2000.  This increase in recognized maintenance revenue was driven mostly by the larger cumulative installed base of software contracts under maintenance, which are predominately amortized over a 12-month period.

COST OF SOFTWARE

             Cost of software decreased 84% to $95,000 during the third quarter of 2001 from $590,000 in the same quarter of 2000. For the nine months ended September 30, 2001, cost of software decreased 73% to $492,000 from $1.9 million for the same period in 2000. As a percentage of software revenue, cost of software in the third quarter of 2001 decreased to 3% from 7% in the corresponding prior year period. For the nine months ended September 30, 2001, cost of software as a percentage of software revenue decreased to 4% from 7% in the same period in 2000. The decrease in cost of software, both in amount and as a percentage of software revenue, was primarily due to the decrease in amortization associated with the completed technology that was acquired in 1997, which was fully amortized at December 31, 2000.  This amortization was $247,000 per quarter for each quarter from 1998 through 2000.  Additionally, royalty expense, which is included in cost of software, also decreased because of the reduction of sales of royalty bearing products. The decrease in the dollar amount of cost of software is also attributable to the lower volume of sales in 2001 as compared to 2000.

COST OF SERVICES

             Cost of services decreased 28% to $1.6 million during the quarter ended September 30, 2001 from $2.2 million in the same quarter of 2000.  For the nine months ended September 30, 2001, cost of services decreased 11% to $6.0 million from $6.8 million in the same period in 2000.  During the third quarter of 2001, cost of services as a percentage of services revenue decreased to 32% from 40% in the same quarter last year.  For the nine months ended September 30, 2001, cost of services as a percentage of services revenue decreased to 35% from 43% in the corresponding prior year period.  Cost of services consists primarily of costs of providing customer technical support, training and consulting. Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants. Cost of training and consulting in the third quarter of 2001 decreased 34% to $941,000 as compared to $1.4 million for the same quarter in 2000. For the nine months ended September 30, 2001, cost of training and consulting decreased 22% to $3.6 million as compared to $4.6 million in the corresponding prior year period. The decrease is primarily related to lower personnel expenses as a result of the workforce reductions in 2001, offset by an increase in outsourcing expense during the third quarter of 2001.  For the three months ended September 30, 2001, cost of maintenance decreased 18% to $659,000 as compared to $799,000 for the third quarter of 2000. The decrease, mostly in personnel related costs, is a result of the workforce reductions that Segue completed.  For the nine months ended September 30, 2001, cost of maintenance increased 12% to $2.4 million from $2.2 million for the nine months ended September 30, 2000.  This increase in personnel related expense is primarily attributable to the expansion of our global technical support center in Belfast, Northern Ireland, which was required to support the increased maintenance revenue in 2001.

SALES AND MARKETING

             Sales and marketing expenses decreased 35% to $5.5 million during the third quarter of 2001 from $8.5 million in the third quarter of 2000.  For the nine months ended September 30, 2001, sales and marketing expenses decreased 18% to $21.4 million from $26.2 million in the corresponding prior year period.  A major portion of the decrease in expenses for the three and nine months ended September 30, 2001, in comparison to the same periods in 2000, is due to the decrease in commissions, as a result of the lower volume of sales.  Additionally, there have been savings in expenses from reductions to marketing programs, workforce restructurings and elimination of the inside sales force in 2001.

RESEARCH AND DEVELOPMENT

             Research and development expenses decreased 15% to $1.9 million during the third quarter of 2001 from $2.3 million in the same quarter of 2000.  For the nine months ended September 30, 2001, research and development expenses decreased 12% to $6.5 million from $7.3 million in the corresponding prior year period.  The decreases are mainly in personnel related costs due to the workforce reductions.

GENERAL AND ADMINISTRATIVE

             General and administrative expenses decreased 11% to $1.6 million for the third quarter of 2001, as compared to $1.8 million for the third quarter of 2000.  For the nine months ended September 30, 2001, general and administrative expenses decreased 6% to $6.2 million compared to $6.7 million in the corresponding prior year period.  The decreased expenses in the third quarter of 2001 as compared to the third quarter of 2000 are primarily attributable to reduced bad debt expense during the third quarter and recoveries of amounts previously written off, as well as reductions in consulting expenses.  The decreases in expenses for the nine months to date in 2001, as compared to the same period in 2000, are primarily attributable to the following: decreased legal expenses in 2001, in part due to settling litigation; decreased audit related expenses in first quarter of 2001 as compared to the first quarter of 2000, which had costs associated with the restatement of our prior years' Form 10-Qs and Form 10-Ks; decreased consulting and temporary employee expenses.  However, these decreases were partially offset by an increase in bad debt expense of approximately $221,000 for the nine months ended September 30, 2001, as compared to the first nine months of 2000, and the adjustment of foreign currency transaction losses of $190,000 during the second quarter of 2001.

AMORTIZATION OF GOODWILL

             Amortization of goodwill was $376,000 for each of the third quarters of 2001 and 2000.  For each of the nine months ended September 30, 2001 and 2000, amortization of goodwill was $1.1 million.

RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2001, in reaction to the revenue shortfall due to an economic downturn, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue’s Austrian facility, consolidation of space in Segue’s Lexington and Los Gatos facilities and the elimination of Segue’s inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, Segue recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.

Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of the deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue’s Lexington facility.  As a result, Segue recognized restructuring and other charges of $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.

During the third quarter of 2001, we paid approximately $169,000 for the severance and termination benefits associated with the restructuring actions from the second quarter.  No amounts were paid for severance and benefits associated with the third quarter terminations.  At September 30, 2001, we had approximately $505,000 accrued for severance and benefits associated with both quarters’ restructuring actions.

For the nine months ended September 30, 2001, Segue has recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices.  An active marketing effort to sublease space in Lexington is under way.  During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility.  The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue’s lease in Los Gatos.  At September 30, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.6 million.  This is comprised of an estimated $5.7 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less $3.3 million of estimated sublease income.

OTHER INCOME, NET

             Other income decreased 70% to $78,000 during the third quarter of 2001 from $256,000 in the same quarter of 2000. For the nine months ended September 30, 2001, other income decreased 47% to $425,000 from $804,000 for the nine months ended September 30, 2000. Other income consists of mostly interest income on cash equivalents and short-term investments. The decreases were mainly a result of lower balances of short-term investments, which produced less interest, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

             We recorded a provision for foreign and state income taxes of $50,000 and $166,000 for the three and nine months ended September 30, 2001, respectively.  For the three and nine months ended September 30, 2000, we recorded a provision for foreign and state income taxes of $49,000 and $151,000 respectively.   There was no tax benefit recorded for losses generated in the US in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments, which totaled $8.4 million as compared to $17.2 million as of December 31, 2000.

             During the first nine months of 2001, we used $8.7 million for operating activities. This was composed of the net loss, adjusted for non-cash expenses such as depreciation of fixed assets and amortization of goodwill, plus decreases in deferred revenue, less decreases in accounts receivable and other current assets, plus increases in accounts payable and accrued expenses.

             Our primary investing activities were liquidations of short-term investments. We generated $2.9 million from maturing investments in the nine months ended September 30, 2001.

             We generated funds of $467,000 from financing activities related to the issuance of stock under the employee stock purchase plan and exercise of stock options during the nine months of 2001.

             Our corporate headquarters in Lexington, Massachusetts are currently under a lease that expires in October 2007. The annual rental rate is approximately $2.3 million. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million.  In addition, we have an obligation to provide a security deposit if our current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each of December 31st. We are required to provide audited financial statements for each fiscal year ending December 31st by March 31st of the following year.  As of September 30, 2001, current assets, as defined in the lease, were $13.9 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At September 30, 2001, the amount of the security deposit, if required, would be approximately $1.5 million.

             In December 2000, we settled certain lawsuits, including both the Black & White litigation and the securities litigation matter that is referenced in Item 1 of Part II of this Form 10-Q, for which we accrued Segue's portion of the settlements, approximately $750,000. No amounts were paid on these lawsuit settlements in 2000. As of May 2001, we had paid the accrued settlement amounts in full.

During the second quarter of 2001, in reaction to the revenue shortfall due to an economic downturn, we executed a restructuring plan, which is expected to result in savings once fully implemented of approximately $5.9 million on an annual basis.  Among the expected savings are savings in rent of $800,000 and wages of $5.1 million.  The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in our Los Gatos, California office with a shifting of some resources to our Austrian facility, consolidation of space in our Lexington and Los Gatos facilities and the elimination of our inside sales organization in favor of a new enterprise-oriented sales model and process.  As a result, we recognized restructuring and other charges of $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.

             Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of the deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue’s Lexington facility.  As a result, Segue recognized restructuring and other charges of $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.   This restructuring is expected to save approximately $3.4 million in personnel related expenses on an annual basis, once fully implemented.

During the third quarter of 2001, we paid approximately $169,000 for the severance and termination benefits associated with the restructuring actions from the second quarter.  No amounts were paid for severance and benefits associated with the third quarter terminations.  At September 30, 2001, we had approximately $505,000 accrued for severance and benefits associated with both quarters’ restructuring actions.

             For the nine months ended September 30, 2001, Segue has recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices.  An active marketing effort to sublease space in Lexington is under way.  During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility.  The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue’s lease in Los Gatos.  At September 30, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.6 million.  This is comprised of an estimated $5.7 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less $3.3 million of estimated sublease income.

             We have historically had losses. This, accompanied by the economic downturn of 2001 and the slowdown of Information Technology capital spending, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

             We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash.  Based on these factors, it is uncertain whether Segue will be profitable in the fourth quarter of 2001.

             Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, the possible opening of additional offices, and the possible acquisition of software products or technologies complementary to our business.

             Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the economy does not worsen, we believe that cash, cash equivalents and short-term investments, as well as cash flows from operations, will be sufficient to meet our working capital and debt requirements for the next twelve months.  However, if there are no recoveries or improvements in the business or the economy worsens, we may need to obtain additional financing or take other actions in order to fund our working capital resource requirements during the next twelve months. In view of these circumstances, Segue is evaluating the availability of additional financing to fund working capital requirements.  However, there can be no assurance that, if necessary, we would be successful in obtaining financing or that, if necessary, we could do so on terms acceptable or favorable to Segue.  Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue funding its operations.

             To date, inflation has not had a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

             The Company's business is subject to many uncertainties and risks. This Form 10-Q also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue's other filings with the SEC.

             Our quarterly results may fluctuate.  Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including the decline in the dot-com eBusiness market and the decline in IT spending, in particular; difficulty in predicting the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals or reductions as a result of general economic decline; ability to increase sales from enterprise companies; and general economic conditions.  Substantial portions of Segue's operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management's expectations for a certain quarter, results of operations are likely to be adversely affected. Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. Segue typically does not experience order backlog. For these reasons, Segue believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

             We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $51.5 million as of September 30, 2001. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of a non-recurring engineering fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs, and a loss of $15.7 million for the nine-month period ended September 30, 2001, which included $4.2 million for restructuring charges. During the first nine months of 2001, we experienced significant revenue shortfalls. We initiated aggressive cost savings measures over the first nine months of 2001, in an effort to reduce expenses and enhance the possibility of breakeven. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue's common stock

             Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2001.  The events of September 11, 2001 have exacerbated these conditions.  If IT spending continues to decline, Segue’s revenues could be further adversely impacted.

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

             Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.  The nature of the web-based automated software testing and eBusiness testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over 90% of Segue's product revenue in 2000 and the first nine months of 2001 were generated from its SilkPerformer and SilkTest products. In the second quarter of 2001, we introduced our new web-based enterprise-monitoring product, SilkVision.  In the third quarter, Segue announced an alliance to integrate and resell a test management tool, T-Plan.  In Addition, Segue also introduced a Unicode multi-lingual testing capability for the company’s regression testing tool, SilkTest International.   If we fail to develop and introduce new products and enhancements successfully and on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

             We may face liquidity issues.  We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on potential incremental revenue from its strategic alliances, its SilkElite Partner Program, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business.  If future sales are not sufficient, however, we may have to raise additional financing to fund working capital needs.   If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing, we may not have sufficient working capital resources and our business may be materially adversely affected.

             We may not be successful in subletting excess office space.  Segue is taking steps to sublet its excess office space. The real estate market is changing rapidly and these efforts may not be successful or may take significant time and resources.  If these efforts are not successful, Segue will not realize its estimated cost savings.

             We may have difficulty managing organizational change and operating the business efficiently with fewer resources.  In 2000 and early 2001, Segue reorganized its sales force, appointed new leaders in its support services, consulting and product development areas, created a new strategic alliance program, appointed a new head of international sales, added a General Counsel, a new Vice President of Product Marketing, and a new Senior Vice President of Worldwide Sales, eliminated the inside sales group, introduced a new sales process, shifted research and development resources and consolidated several of its activities as a result of reduced headcount. Over the first nine months of 2001, Segue reduced its headcount by over 30% since the beginning of the year. The success of these organizational changes is uncertain and Segue’s ability to manage its business efficiently with fewer resources could adversely affect its business.

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

             Certain lawsuits have been filed against Segue. Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

             We must hire and retain skilled personnel in a difficult economic environment.  Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be impacted by our financial results over the first three quarters of 2001.  All of this could have a material adverse effect on our business, operating results and financial condition.

             We face many risks associated with international business activities.  We derived approximately 12% of total revenue from international customers in the third quarter of 2001 and 13% in the first nine months of 2001. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

             Segue's success depends on our ability to protect our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and a fourth pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or protect our trade secrets, the proceedings could be burdensome and expensive and could involve a high degree of risk. If we were to discover that any of Segue’s products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

             INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future acquisition transactions or working capital needs may be impacted if we are unable to obtain appropriate financing at acceptable rates and terms. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of September 30, 2001, the fair value of our short-term investments approximated market value.

             FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. As of September 30, 2001, the total cumulative impact of foreign currency changes was $429,000. The introduction of the Euro as a common currency for most members of the European monetary union took place in our fiscal year of 1999. As of September 30, 2001, the impact of Euro has not been significant to our business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS  and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and, in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon settlement amount. Segue's Directors' and Officers' insurance contributed a substantial portion of such settlement amount which has been placed in escrow, and, with this insurance contribution, the settlement will not have a material adverse affect upon Segue's financial position or results of operation.  The settlement has received final approval from both the shareholders and the trial court.  For Segue, this is a closed matter; disbursements of settlement monies are the responsibility of the escrow agent.

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

Date: November 14, 2001.

SEGUE SOFTWARE, INC.

By:	/s/ STEPHEN B. BUTLER

Stephen B. Butler Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro Chief Financial Officer