Form 10-K
period 2001-12-31
SEGUE SOFTWARE INC
filed 2002-03-29
CIK 894572

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $21,263,046 as of March 21, 2002, based upon the closing sale price of Common Stock reported for that date on the Nasdaq SmallCap Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Registrant's Common Stock outstanding as of March 21, 2002 was 9,532,862.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 2002 Annual Meeting of Stockholders to be held on May 31, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Some of the factors that might cause these differences are discussed under the heading "Factors That May Affect Future Results" beginning on page 27. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1.    BUSINESS

GENERAL

        Segue Software, Inc. and its subsidiaries ("Segue," "the Company," "the Registrant," or "we") deliver software and services that ensure the accuracy and performance of enterprise applications. Our products are used by webmasters, quality assurance professionals, software developers and information technology staff ("IT") to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy mission-critical applications. Our products and services provide comprehensive scalability, performance, monitoring and verification solutions. These solutions enable our customers to reduce their risk in deploying and operating web applications and increase their return on investments in their web applications. Reliability solutions, such as ours, are critical components of the IT infrastructure and e-business processes that are developing on a global basis.

BUSINESS FOCUS HISTORY

        Segue was incorporated in California in 1988 and reincorporated in Delaware in January 1996. Segue has its corporate headquarters at 201 Spring Street, Lexington, Massachusetts.

        During 1997, Segue introduced technology to provide automated software testing for web-enabled software applications, extending our testing capabilities beyond distributed client/server applications with GUI front ends. This new technology was added to the Company's sole product at that time, QA Partner. The version of QA Partner with this web testing technology included was later enhanced, updated and renamed "SilkTest." We also began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, we acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC—Dr. Ambichl & Dr. Reindl Communication GmbH, respectively (collectively referred to as "SQL Bench"). The acquired load testing product, SilkPerformer, provided web developers and testers the ability to determine the scalability of their web applications.

        In 1998, Segue introduced an e-business scenario testing solution, and continued our strategic transition from general software testing to the more specialized world of e-business testing. Also, late in 1998 Segue acquired two software companies Eventus Software, Inc. ("Eventus") and Black & White Software, Inc. ("Black & White"), which were intended to add complementary technologies to expand Segue's product offerings.

        During 1999, we consolidated our marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. We realigned our marketing and product development operations to redirect our focus to our strongest product lines and better integrate the efforts of our product development teams. We restructured our product development operations and delayed the introduction of the Eventus product, SilkControl, which we had anticipated as being a content management and workflow tool for e-business application development. Segue has no present plans to integrate SilkControl into our product line. These product development restructuring activities were aimed at reducing our costs associated with development and enhancing our sales force ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three. Additionally, during 1999, Segue shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators, which resulted in the termination of employees who focused sales efforts on these channel resellers.

        In addition, in 1999, Segue introduced the first versions of SilkPilot, SilkObserver and SilkMeter. These tools came from our acquisition of Black & White. These products helped engineers detect software bugs, monitor and diagnose performance, and meter transactions in servers that deploy complex distributed Common Object Request Broker Architecture (CORBA) object technology. In 1999, we introduced the eConfidence Solutions packages called eConfidence Functionality, eConfidence Performance and eConfidence Production, which bundle our quality assurance tools with our consulting services. In 2000, we expanded on these solutions packages by offering a hosted scalability service, called SilkExpress, which was recently discontinued.

        We have focused on building our e-business expertise through our consulting services and by training the information technology consulting industry to deliver such services based on Segue products. As part of this program, in 1999, Segue published a book for consultants "Gain eConfidence—The eBusiness Reliability Survival Guide." In addition, in 1999 we created eConfidence University, a certification school for industry consultants that uses our book as its text. In 2000, we published our second book "Load Testing for eConfidence," a guide to web application and load testing. The book is a comprehensive and detailed guide to load testing—a crucial stage of application design and deployment that helps ensure peak application performance during use by thousands of simultaneous users. The Segue book offers valuable information on the objectives and requirements of scalability testing, how companies can apply performance testing to their requirements, and a real-life example of a load-testing engagement and its results.

        In 2000, we released a version of SilkPilot that supports Enterprise JavaBeans and provides us with a unique offering and competitive advantage in the middleware testing area. We also continued to integrate the SilkMeter product with our other products, enabling new models for licensing products to customers and partners. The first fully metered product, SilkPerformer, became available on a "pay for usage" basis. We have a pending patent application for this metered product. During 2001, SilkMeter was no longer offered as a separately sold product, but was integrated into other Segue products and into Segue's SilkCard technology. SilkCard, a dynamic "pay-for-use" license model with a unique usage-based debit system, allows for a third alternative for offering our SilkPerformer load testing product complementing existing perpetual and time based licenses.

        In late 2000, Segue introduced its first two products in the monitoring area—Server Analysis Module ("SAM"), and SilkPerformer KM for Patrol. The production monitoring area is closely related to our e-business testing focus, as companies want to monitor the performance of their web sites and use this information to guide their testing and deployment plans. SAM monitors the performance of the servers that are used to run the internet application behind the firewall. SAM replaced SilkMonitor, an earlier standalone version of the technology, and is sold as an add-on package to SilkPerformer. KM for Patrol integrates Segue's SilkPerformer with one of the leading system management products, Patrol from BMC Software Inc. ("BMC"). With this integration in place, Patrol customers can use their valuable networking and computer data collected by Patrol to help build testing suites and diagnose performance problems with their internet applications. Segue also entered into an agreement with BMC in 2000 that enables BMC's Professional Services organization to resell SilkPerformer with KM for Patrol.

        Also in 2000, Segue and IBM entered into a marketing agreement in which IBM manufactured and shipped a demonstration version of SilkPerformer, called SilkPreview, to its WebSphere customers. WebSphere is IBM's e-business software platform. SilkPerformer will provide performance-testing technology to Websphere-based internet applications. Segue anticipated that SilkPreview would be a marketing tool to generate SilkPerformer sales leads from IBM's WebSphere client base. When sales leads are converted, IBM receives a referral fee. In 2001, this program did not generate any significant sales leads.

        In 2001, Segue released many new products and significant enhancements to existing products to round out its offerings to provide full life cycle testing and monitoring of applications from development to pre-deployment and into production. New product introductions included the following:

SilkVision, a web-based enterprise monitoring product that allows users to monitor the performance of their complex online transactions; SilkPlan, a process-based tool that helps in the planning, documenting and managing of all levels of testing activities, which resulted from a distribution agreement between Segue and UK based T-Plan Ltd; and SilkTest International, an enhanced version of the popular SilkTest functional testing product, which provides Unicode compliant double-byte character support that enables Segue customers to verify the accuracy of localized versions of their applications. Segue announced three-tiered reliability support for major Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) applications—including PeopleSoft 8.0, Siebel, Clarify, Chordiant, e.Piphany and mySAP—with its core trio of reliability products—SilkTest, SilkPerformer and SilkVision. In late 2001, Segue released SilkPerformer V, the next generation of its leading performance and simulation tool, which has the ability to verify the content of Web pages while realistically simulating application usage—the industry's first practical introduction of this critical reliability management process.

        During 2001, Segue refocused its efforts on its channel partners and resellers, through its new SilkElite partner program, as a means to increase Segue's sales presence in mid-tier customers, through an expanded indirect channel.

        In 2001, in reaction to revenue shortfalls due to the economic downturn, Segue executed two restructuring plans. These restructurings included an approximate 34% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process.

INDUSTRY BACKGROUND

        Companies worldwide are rapidly implementing e-business applications that employees and customers can access twenty-four hours a day, seven days a week. As businesses expand the use of technology to manage information and processes, and as software becomes a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to these businesses' success. While real-time communication, prompted by e-business, has created constant access to a company's services and products, it also brings with it constant exposure. This exposure is forcing companies to re-think the stability of their systems, as the cost of an unexpected shutdown could cripple even the strongest of organizations.

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

        Web applications present enormous challenges to webmasters, quality assurance professionals, software developers and IT personnel. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components and keeping applications up-to-date with changing content, while simultaneously maintaining system reliability and accuracy.

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

        As businesses move mission-critical applications to the Internet to give customers, partners and employees greater access to such applications, they will need to test and measure the true capacity and scalability of web applications in order to avoid shutdowns, delays and other problems, while providing quality service. Such tests should help businesses determine whether (i) web applications scale with anticipated Internet volume, (ii) such applications can operate with little or no downtime, and (iii) new content can be deployed quickly and reliably. By building load testing into the application testing process early in the development cycle, the performance of the application in a "real world" environment can be tested before the application is deployed and exposed to real customers.

SEGMENT INFORMATION

        Segue is active in three business segments: software licenses; training and consulting; and maintenance/support services. Please refer to Note 10 to the Company's Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about our segments. In prior years, the Company had previously separated software licenses into e-business product licenses and client server licenses. In 1998, the Company had focused its development and sales efforts on the e-business products, and discontinued efforts in the legacy client server products. By 1999, the client server license revenue had become an insignificant portion of software license sales, representing less than 4% of total software license revenue. In 2000, the client server license revenue was even less as a percentage of total license revenue. Because of this and the fact that the Company eliminated efforts in the client server segment a few years ago, the Company has decided to treat all product licenses as one segment, software licenses. Therefore, the information relating to e-business and client server licenses presented in the Notes to the Company's Consolidated Financial Statements for 1999 and 2000 has been aggregated into one segment called software licenses to be consistent with presentation for 2001.

PRODUCTS

        Segue's full suite of products and services, known as the Silk Product Line, provides comprehensive scalability, performance monitoring and verification solutions—all aimed at ensuring reliable and predictable outcomes for fundamental business processes. In addition, we continue to support our legacy client/server automated testing tools.

        Revenue from our Silk product line represented approximately 42%, 62% and 61% of total revenues in 2001, 2000 and 1999, respectively. Our SilkTest and SilkPerformer products combined represented approximately 94% of product license sales in 2001.

CURRENT PRODUCT OFFERINGS

        SILKTEST is an automated functional and regression testing tool for end-to-end testing of web and enterprise applications. SilkTest includes a recovery system that supports unattended testing. SilkTest contains a test planning and management tool that creates customized test plans for particular applications and manages the testing process from a central point of control. SilkTest can run across multiple platforms, technologies, browsers and environments.

        SILKTEST INTERNATIONAL is a companion product to SilkTest, which extends the product functionality by giving users the ability to perform single-script, simultaneous testing of localized applications across multiple languages, platforms and Web browsers. SilkTest International has full Unicode compliant support for double-byte characters, thus enabling testing in languages that are not supported by the standard ASCII character set, such as Kanji and Mandarin.

        SILKPERFORMER V ("SilkPerformer") is a load-testing tool that simulates the fluctuating and increasing demands of a live e-business environment, regardless of its size or complexity. This latest version of SilkPerformer adds the ability to verify the content of web applications, while performing load tests and provides visual root cause analysis through its TrueLog On Error. SilkPerformer allows customers to simulate thousands of concurrent users working with multiple protocols and computing environments at varying connection speeds. Additionally, with add-ons this product supports the wireless application protocol ("WAP") environment.

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

        SILKVISION is a web based enterprise-monitoring tool that allows IT personnel to manage the performance and reliability of their mission-critical e-business applications. The product allows the user to define and schedule monitors that measure site availability and end-user experience on an ongoing basis. Collected measurement data assists the customer in trending, capacity planning and resolving performance and functional issues in the production environment.

        SILKPLAN is a complete test management tool designed to help customers plan, document, and manage testing activities. This process-based tool provides modules for analysis, design, and management of manual or automated test coverage. As a result of a distribution agreement between Segue and U.K. based T-Plan Ltd., SilkPlan is built upon the T-Plan Professional test planning and management software technology with some integration to Segue's Silk family of testing and monitoring solutions. Segue has entered into a royalty agreement to license product from T-Plan.

        SILKRADAR is a defect-tracking product used to track and manage errors in software projects that provides the ability to associate test scenarios and known defects with each component.

        SILKPILOT provides object-level transaction validation for debugging and testing of objects in a CORBA-based distributed environment and an Enterprise JavaBeans environment.

        QA PARTNER is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing seven days. QA Partner runs across multiple platforms, technologies and environments.

SERVICES

        We complement our product offerings with training, consulting, customer service and technical support services. Segue's services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market. As of March 1, 2002, we have approximately 52 employees that provide these services.

        Training and Consulting.    We offer training courses and consulting services, performed by Segue employees and third party consultants, in support of our products. Our training courses are held regionally in selected U.S. and European cities or at the customer site. Worldwide consulting is offered as an onsite service. Consulting services are purchased either on a daily service rate basis, or as pre-packaged solutions that address scalability, monitoring and transaction verification of e-business applications. Project management is provided on engagements. Segue consulting comprises experts in the use of the Silk product line, which enables us to deliver end-to-end testing solutions which include front-end functional testing, middleware testing and server load and stress testing. We have two principal objectives for our fee-based training courses and consulting services: (i) to produce the agreed-upon deliverables for the projects, and (ii) to enhance our customers' understanding of our methodologies and techniques.

        Support Services.    We offer fee based maintenance contracts, predominately for twelve-month periods, to customers who have entered into license agreements for the use of Segue software products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in each product's user guide, access to technical support personnel and the right to receive product updates from time to time. This support includes technical support through our internal customer support group via phone, fax and e-mail communications. Our distributors and some of our channel partners provide initial telephone support to end-users. We currently provide most of these services through our global technical support center in Belfast, Northern Ireland.

SALES AND MARKETING

        In 2001, Segue evaluated its existing sales and marketing structure. In light of declining revenues, Segue made a number of changes to the sales and marketing organization. These included the elimination of the inside sales group and layers of sales management resulting in a leaner organization that is focused on customers in larger enterprises, the creation of a new renewal maintenance sales group and the addition of marketing resources to focus on specific product lines and markets. As of March 1, 2002, our sales and marketing force consisted of approximately 83 employees. Segue sells its products and services both directly and indirectly. The primary markets we focus upon are in North America, Europe and Asia. No customer or foreign country accounted for 10% or more of total revenue in 2001, 2000 or 1999.

        Direct Sales.    The direct sales organization is deployed in teams that consist of Enterprise Sales Representatives, Technical Sales Engineers, and Sales Management. It is the primary responsibility of the Enterprise Sales Representative to focus on selling Segue solutions to Fortune 2000 companies. Technical Sales Engineers carry the responsibility of supporting the sales process by providing engineering expertise that allows customers to technically understand how Segue's e-business solutions will improve their organizations. Our direct sales force consisted of approximately 56 employees as of March 1, 2002.

        Renewal Sales.    This group focuses on renewing maintenance contracts with existing customers, as well as upselling additional products and services to these customers. While Segue had previously had a group of individuals focused on renewing maintenance, this group was given a more prominent role in 2001 in order to improve sales into our existing base of customers.

        Indirect Sales.    Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers. The goal with strategic alliances is to focus on a small number of key partners that have the potential, by way of their technology or channels, to significantly enhance the sales revenue and value of Segue as a company. During 2001, Segue put a renewed emphasis on existing resellers and on recruiting new ones into its SilkElite Partner program. The focus on resellers is primarily designed to leverage relationships, economies of scale, unique expertise, or a combination thereof, in order to maximize sales.

        Geographic Sales.    Not including our headquarters, we have eight sales offices in North America, one sales office in the United Kingdom and three sales offices in Germany. Our international sales force as of March 1, 2002 had approximately 16 employees. Segue derived approximately 23%, 16% and 12%, of its total software revenue from international customers in 2001, 2000 and 1999, respectively.

        Marketing.    Our marketing staff has designated resources that support our sales staff, alliances and resellers in the development of materials that support each of our products. Marketing programs are designed to develop business leads, increase brand awareness and interest in Segue's products, and develop business relationships to expand Segue's presence in the marketplace.

BACKLOG

        The time between order and delivery of Segue's products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders.

RAW MATERIALS

        Segue's software products are either shipped on CDs or downloaded directly by our customers from our website. Segue's products utilize the Company's engineering designs, with industry standard and semi-custom components and subsystems. The components and subsystems are available from a number of suppliers.

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

        Segue maintains research and development centers in our corporate headquarters in Lexington, Massachusetts and in Linz, Austria. During 2001, we closed the development laboratory that we had in Northern California. As of March 1, 2002, we had approximately 52 employees in research and development.

        In 2001, even with a reduced product development staff, Segue released three new products—SilkVision, SilkPlan, and SilkTest International—and had major releases of its flagship products SilkPerformer and SilkTest.

        Our marketplace is characterized by rapid technological developments, new application introductions and evolving standards, and thus Segue believes that our future success will depend on our research and development department's ability to keep pace. Therefore, we intend to continue making significant investments in research and development to develop new products, expand the capabilities of our existing products and integrate our products with leading third party applications. Research and development expense as a percent of revenue may vary in the future, as we try to grow revenue at rates faster than our expenses.

COMPETITION

        The market for software management and testing tools is intensely competitive, rapidly evolving and subject to rapid technological change. Segue's competitors offer a variety of products and services to address this market. We currently encounter direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation, Empirix, and Compuware Corporation. In the performance monitoring arena, Segue faces additional competitors, such as Keynote Systems and BMC Software. In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and potential future competitors have significantly greater financial, technical, marketing and other resources than we have, and many have well established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations or increased web usage. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. There can be no assurance that Segue will be able to compete effectively against current and future competitors.

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

PROPRIETARY TECHNOLOGY

        Segue has three United States patents. We submitted one more patent application that is under evaluation by the United States Patent and Trademark Office, "Method and System for Tracking Software Licenses and Usage," which relates to our innovative metered license system. We primarily rely upon a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect our proprietary rights in our products. However, there can be no assurance that our patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge claimed by any third party relating to Segue's products or Segue's use of third party products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology. Currently, Segue is not involved in any patent or trademark litigation.

EMPLOYEES

        As of March 1, 2002, Segue had approximately 218 full-time employees with 52 in research and development, 83 in sales and marketing, 52 in services, and 31 in operations, finance, legal, information systems, human resources and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

        Segue's corporate headquarters are located in Lexington, Massachusetts, under a lease that expires in October 2007. On July 1, 1999, we fulfilled our commitment to lease an additional 15,000 square feet at this corporate location. In July 2000, we leased an additional 5,800 square feet at this Lexington location. With this 73,300 total square feet of space, we believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. In 2001 as a result of workforce reductions, we recorded a loss on unused space and we have started a marketing program to sublease some of this excess space, see Note 9 to the Consolidated Financial Statements included in this Form 10-K for further details.

        In November of 1999, Segue entered into a five-year lease for 15,600 square feet of office space in Los Gatos, California. This site was established as our Western Headquarters. The new space allowed us to consolidate two California locations which housed the Campbell, California product development lab and the Los Gatos based Western Regional Sales operation. The consolidation of these two offices was implemented in February 2000. As a result of this action, the Campbell, California lease terminated upon expiration in January 2000. The prior Los Gatos sales office is being subleased through the remainder of the term (through March 31, 2003); the sublease agreement was executed on March 24, 2000. In 2001 due to reductions in personnel, Segue subleased a portion of the office space in the new Los Gatos office, which has a term concurrent with Segue's lease, see Note 9 to the Consolidated Financial Statements included in this Form 10-K for further details.

        In February 2000, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,200 square feet in San Francisco, California. This office replaced another larger office in San Francisco that we had acquired as part of the Eventus acquisition in December 1998. The lease for the office that we replaced terminated in April 2000.

        In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite that Segue had been renting.

        In addition to the office locations outlined above, we have field sales and support operations in five other locations throughout the United States and in five locations in Europe. Remote product development facilities are located in Linz, Austria. We believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

        In November 2001, the Company was notified, subject to final Nasdaq review, that it was no longer in compliance with either the minimum $4.0 million net tangible assets or the minimum $10.0 million stockholders' equity requirement for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(3). Segue began the application process to list its common stock on the Nasdaq SmallCap Market. This application was approved and on March 11, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market. Segue's trading symbol remains as SEGU. This listing change does require any action by Segue's shareholders.

        The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the Nasdaq National Market System. Our Common Stock is traded under the Nasdaq symbol: SEGU. These prices do not include retail markups, markdowns, or commissions.

Year Ended December 31, 2001:	High	Low
Fourth Quarter	$2.3000	$1.0000
Third Quarter	$2.9000	$1.1700
Second Quarter	$5.0938	$2.4000
First Quarter	$7.1250	$3.6250
Year Ended December 31, 2000:	High	Low
Fourth Quarter	$10.0625	$3.3750
Third Quarter	$10.1250	$7.2500
Second Quarter	$12.0000	$7.0625
First Quarter	$21.1250	$8.3125

        On March 21, 2002, the closing price reported on the Nasdaq SmallCap Market System for the Common Stock was $2.80. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

        As of March 21, 2002, there were approximately 124 holders of record of the Common Stock and 9,532,862 shares of Common Stock outstanding.

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

        After deducting the expenses of $3.9 million related to the offering, we received approximately $39.5 million in net proceeds of the IPO.

        Through the period ended December 31, 2001, it is estimated that we used approximately $10.1 million for the purchase of property and equipment, approximately $5.6 million for repayment of indebtedness including interest ($4.2 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and Black & White debt, respectively), $950,000 for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $2.8 million for employee severance payments, and approximately $15.5 million for working capital. The remaining approximately $4.0 million is invested in temporary investments, mainly consisting of government agency paper and commercial paper.

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

	Fiscal Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$15,977	$36,606	$29,448	$26,249	$19,662
Services	22,009	21,550	16,973	14,599	7,977

Total revenue	37,986	58,156	46,421	40,848	27,639
Cost of revenue:
Cost of software	610	2,394	2,762	4,291 (2)	3,673
Cost of services	7,270	8,706	8,942	6,119	2,641

Total cost of revenue	7,880	11,100	11,704	10,410	6,314

Gross margin	30,106	47,056	34,717	30,438	21,325
Operating expenses:
Sales and marketing	26,241	35,452	29,461	20,764	14,071
Research and development	7,916	9,683	10,224	8,571	7,084
General and administrative	7,747	9,820 (5)	7,757	4,500	3,933
Amortization of goodwill	1,505	1,505	1,506	1,506	—
Non-recurring and other charges	4,221 (6)	—	2,499 (4)	1,531 (3)	835 (1)

Total operating expenses	47,630	56,460	51,447	36,872	25,923

Loss from operations	(17,524)	(9,404)	(16,730)	(6,434)	(4,598)
Other income, net	508	1,061	956	1,521	2,155

Loss before provision for income taxes	(17,016)	(8,343)	(15,774)	(4,913)	(2,443)
Provision for income taxes	216	221	174	140	56

Net loss	$(17,232)	$(8,564)	$(15,948)	$(5,053)	$(2,499)

Net loss per share—basic and diluted	$(1.83)	$(0.91)	$(1.76)	$(0.59)	$(0.32)
Weighted average shares outstanding—basic and diluted	9,404	9,393	9,041	8,626	7,761
BALANCE SHEET DATA:
Cash and cash equivalents	$2,326	$9,379	$7,429	$16,096	$23,393
Short-term investments	4,949	7,839	13,287	17,335	14,385
Working capital (deficit)	(1,174)	12,020	17,668	30,904	33,693
Total assets	19,644	39,901	45,566	56,279	57,167
Long-term obligations	—	—	—	883	3,777
Total stockholders' equity	4,479	21,050	29,184	42,541	43,452

(1)
Non-recurring and other charges in 1997 include a charge of $117,000 for purchased research and development in process and $718,000 for severance charges.

(2)
Cost of software in 1998 includes $667,000 associated with the write-off of a non-recurring engineering fee and prepaid royalties.

(3)
Non-recurring and other charges in 1998 represent $1.5 million of transaction costs associated with the acquisitions of Eventus Software, Inc. and Black & White Software, Inc.

(4)
Non-recurring and other charges in 1999 represent $2.3 million of severance and other employee-related costs and $190,000 of facility-related costs associated with the first and second quarter restructuring actions and the costs related to the termination of two senior vice presidents of Segue.

(5)
General and administrative expenses for 2000 include $750,000 for settlement of litigation.

(6)
Non-recurring and other charges in 2001 include $1.3 million of severance and other employee-related costs and $2.9 million of facility-related costs associated with the second and third quarter restructuring actions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Segue develops, markets and supports software products and provides related professional services, for the management and testing of e-business applications. Our products are used by webmasters, quality assurance professionals, software developers and IT professionals to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy mission-critical applications. Our products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional testing, load testing and monitoring of applications deployed on the World Wide Web and on client/server systems.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in Segue's consolidated statements of operations:

	Years Ended December 31,
	2001		2000		1999
Revenue:
Software	42.1%		62.9%		63.4%
Services	57.9		37.1		36.6

Total revenue	100.0		100.0		100.0
Cost of revenue:
Cost of software	1.6		4.1		5.9
Cost of services	19.1		15.0		19.3

Total cost of revenue	20.7		19.1		25.2
Gross margin	79.3		80.9		74.8
Operating expenses:
Sales and marketing	69.1		61.0		63.5
Research and development	20.8		16.6		22.0
General and administrative	20.4		16.9		16.7
Amortization of goodwill	4.0		2.6		3.2
Non-recurring and other charges	11.1		—		5.4

Total operating expenses	125.4		97.1		110.8

Loss from operations	(46.1)		(16.2)		(36.0)
Interest income	1.3		2.0		2.7
Interest expense	(0.0)		(0.1)		(0.7)

Loss before provision for income taxes	(44.8)		(14.3)		(34.0)
Provision for income taxes	0.6		0.4		0.4

Net loss	(45.4	) %	(14.7	) %	(34.4	) %

CRITICAL ACCOUNTING POLICIES

        Segue's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Segue believes its most critical accounting policies are as follows:

REVENUE RECOGNITION—Segue's revenue recognition policy follows the guidance prescribed in Statement of Position 97-2 (SOP 97-2) and Statement of Position 98-9 (SOP 98-9). These call for the residual method of revenue for multi-element arrangements when the vendor-specific objective evidence (VSOE) of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        Segue does a thorough review of the VSOE of undelivered items semi-annually. If the average VSOE is substantially different from the standard VSOE, the Company adjusts the standards to be more reflective of the actual VSOE. This change may result in more or less revenue being recognized related to the initial delivery. To date, the difference between Segue's standard VSOE and the actual VSOE has been immaterial and no adjustments have been made.

BAD DEBT RESERVE—On a periodic basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

RESTRUCTURING CHARGES—Another critical accounting policy relates to the recording of restructuring losses during 2001. Segue followed the guidance prescribed in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". As such, Segue recorded as restructuring charges an estimated loss on unused space in our Lexington and Los Gatos facilities that resulted from the workforce reductions in 2001. Refer to Note 9 in our Consolidated Financial Statements in this Form 10-K for additional information. This estimate was based on many factors that may be subject to change in the future including rental rates in the commercial office market and the estimated timeframe in which we expect to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the third quarter of 2001, Segue was able to sublease its unused space in its Los Gatos office. At December 31, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.4 million. This is comprised of an estimated $5.4 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less $3.3 million of estimated sublease income. Segue is under a lease for the Lexington facility until October 2007. If the commercial real estate market changes significantly, then the factors that Segue used to estimate the loss may need to be revised, which could cause Segue to adjust the accrual that has been recorded. Segue monitors this on a periodic basis.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SOFTWARE REVENUE

        Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue decreased 56% to $16.0 million in 2001 from $36.6 million in 2000. The decrease in software revenue in 2001 as compared to 2000 was a result of the difficult economic environment causing a slowdown of spending on IT and increased competition. International product sales accounted for 23% and 16% of Segue's total product sales in 2001 and 2000, respectively. The increase in the percent of international product sales to total product sales is only a relative percentage increase in proportion to the lower total sales in 2001. The total dollar amount of international product sales decreased by approximately $2.2 million. The decrease in total international sales was due to a general slowdown in IT spending.

        Software revenue growth depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition.

SERVICES REVENUE

        Services revenue consists of revenue from maintenance, training and consulting. Services revenue increased 2% to $22.0 million in 2001 from $21.6 million in 2000. The increase in services revenue is a result of the growth in our installed customer base on maintenance plans offset by a decrease in training and consulting revenue. Maintenance revenue increased 9% to $14.2 million in 2001 compared to $13.1 million in 2000. Training and consulting revenue decreased 8% to $7.8 million in 2001 compared to $8.5 million in 2000.

        The decrease in training and consulting revenue was mainly due to the difficult economic conditions in 2001, which caused a decrease in bookings and delivery of training and consulting engagements. The increase in recognized maintenance revenue was driven by incremental software licenses sold over the past 12 months, which included sales of new maintenance, plus the renewals of maintenance contracts from the increasing installed base of license holders. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period.

        It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

COST OF SOFTWARE

        Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our product. These costs decreased 75% to $610,000, or 4% of software revenue, in 2001 compared to $2.4 million, or 7% of software revenue, in 2000.

        A major portion of the decrease in cost of software both in dollars, and as a percent of software revenue, is due to the decrease in amortization of completed technology, which was fully amortized at December 31, 2000. This completed technology was the result of the 1997 acquisition of SQL Bench. The amortization of the completed technology included in cost of software for 2001 and 2000 was $0 and $989,000, respectively. Additionally, in 2000, the Company expensed and wrote off approximately $430,000 of prepaid royalties. There were no similar expenses in 2001. Some of the decrease is also attributable to cost saving measures the Company took in 2001, including reducing the number of operations personnel. Finally, the lower volume of software sales in 2001 contributed to a reduction in fulfillment costs, which vary with the amount of product shipped.

COST OF SERVICES

        Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used in training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of outside contract consultants. Cost of services decreased 16% to $7.3 million, or 33% of services revenue, in 2001 compared to $8.7 million, or 40% of services revenue, in 2000.

        Cost of training and consulting decreased 25% to $4.4 million in 2001 compared to $5.8 million in 2000. The majority of this decrease is a result of lower personnel costs associated with the workforce restructuring actions that were completed in 2001, offset by in an increase in outsourcing expenses in the second half of 2001 as compared to 2000. Because of the reduced number of personnel available to perform services, the Company may have to outsource more engagements in the future, which may result in higher costs to perform training and consulting services.

        Cost of maintenance remained at the same level in 2001 as in 2000, approximately $2.9 million. Although maintenance revenue increased in 2001, we were able to support it with the same level of expense. Support costs and personnel levels are reviewed in light of maintaining the quality of customer care.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Sales and marketing expenses decreased 26% to $26.2 million, or 69% of total revenue, in 2001 compared to $35.5 million, or 61% of total revenue, in 2000. Major portions of the decrease in the dollar amount of sales and marketing expenses are attributable to lower commissions due to less revenue, reduced personnel costs associated with the restructuring actions that occurred in 2001, reduced marketing programs and reduced travel expenses. The level of commissions in the future will vary with the level of sales, which is difficult to predict. Segue will continue to watch the level of expenses for marketing programs, but reductions to these may have an adverse effect on our business by not creating enough leads to generate sales revenue. Sales and marketing expenses increased as a percentage of revenue because a portion is fixed, and it is difficult to reduce those expenses in parallel to the reduced revenue levels.

        We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of Segue's internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses decreased 18% to $7.9 million, or 21% of total revenue, in 2001 compared to $9.7 million, or 17% of total revenue, in 2000. During 2001, we took restructuring actions to reduce headcount and related personnel costs. Additionally, we closed down our research and development lab in California. It is unlikely that Segue would be able to reduce costs in research and development any further without impacting its ability to develop new products and to enhance existing products.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses decreased 21% to $7.7 million, or 20% of total revenue, in 2001 compared to $9.8 million, or 17% of total revenue, in 2000. Included in the 2000 general and administrative expenses is $750,000 related to Segue's portion of the settlement of certain lawsuits. There were no similar settlements in 2001. The decrease in absolute dollars in general and administrative expenses is primarily attributable to the following: decreased consulting and temporary personnel costs as a result of cost savings measures, decreased legal expenses because of settling litigation, and decreased audit related expenses in 2001 as compared to 2000, because Q1 2000 had increased costs associated with restatements of prior years' Forms 10-K and 10-Q. The decrease in general and administrative expense was partially offset by increased foreign currency expenses.

AMORTIZATION OF GOODWILL

        Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. In 2001, amortization expenses remained the same as in 2000 at $1.5 million, which represented 4.0% of total revenue in 2001, as compared to 2.6% in 2000. Amortization of goodwill will cease in 2002 as required by the new provisions of SFAS No. 142 and will be replaced by impairment testing of the Goodwill, see Recent Accounting Developments in Note 1 of the Notes to the Consolidated Financial Statements in this Form 10-K.

NON-RECURRING AND OTHER CHARGES

        During the second quarter of 2001, in reaction to the revenue shortfall due to an economic downturn, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process. As a result, Segue recognized restructuring and other charges of approximately $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance, and other employee-related costs for the termination of 73 employees.

        Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of the deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue's Lexington facility. As a result, Segue recognized restructuring and other charges of approximately $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.

        During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters' restructuring actions.

        For the twelve months ended December 31, 2001, Segue has recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices. An active marketing effort to sublease space in Lexington is under way. During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility. The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue's lease in Los Gatos. At December 31, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.4 million. This is comprised of an estimated $5.4 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less approximately $3.3 million of estimated sublease income.

        In 2000, there were no non-recurring and other charges.

OTHER INCOME (EXPENSE)

        Other income and expense consist primarily of interest income and expense. Interest income from cash, cash equivalents and short-term investments amounted to $508,000 and $1.1 million for the years ended December 31, 2001 and 2000, respectively. The decrease in interest income is mainly a result of lower balances of short-term investments and lower interest rates received on those investments.

        Interest expense amounted to $0 and $86,000 for the years ended December 31, 2001 and 2000, respectively. Interest expense decreased because the notes payable, which resulted from the 1997 acquisition of SQL Bench, were paid off at the end of December 2000.

PROVISION FOR INCOME TAXES

        Segue recorded a provision for foreign and state income taxes of $216,000 and $221,000 for the years ended December 31, 2001 and 2000, respectively. There was no tax benefit for losses generated in the U.S. during 2001 and 2000 due to the uncertainty of realizing such benefits.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SOFTWARE REVENUE

        Software revenue increased 24% to $36.6 million in 2000 from $29.4 million in 1999. The increase is primarily the result of the expansion of our sales and marketing force during the first two quarters of 2000. In addition, we were shifting our sales focus away from sales to dot-com companies towards sales to large enterprise opportunities with multinational companies. International product sales accounted for 16% and 12% of Segue's total product sales in 2000 and 1999, respectively. The increased international sales were primarily attributed to the expansion of the European sales force and increased demand for testing products.

        Total e-business software revenue represented 99% and 96% of total software revenue in 2000 and 1999, respectively. Segue client/server products represented 1% and 4% of the total software revenue for the years ended December 31, 2000 and 1999, respectively. It became apparent in 2000 that our continuing focus on the e-business testing market and the enhanced Silk family of products had almost completely replaced our original core product line.

SERVICES REVENUE

        Services revenue increased 27% to $21.6 million in 2000 from $17.0 million in 1999. The increase in services revenue was a result of the growth in our installed customer base and the increased training and consulting services performed for those customers. Maintenance revenue increased 47% to $13.1 million in 2000 compared to $8.9 million in 1999. Training and consulting revenue increased 5% to $8.5 million in 2000 compared to $8.1 million in 1999.

        The moderate increase in training and consulting revenue was primarily due to the increase in product revenue, which drove up the demand for consulting services and training. The increase in recognized maintenance revenue was driven largely by incremental additional software licenses sold over the past 12 months. Recognized maintenance revenue is amortized over the contract period, which is predominately a 12-month period. In addition, as the installed base of license holders has increased, revenue from the renewal of maintenance contracts has also increased.

COST OF SOFTWARE

        Cost of software decreased 14% to $2.4 million, or 7% of software revenue, in 2000 compared to $2.8 million, or 9% of software revenue, in 1999. The amortization of the completed technology included in cost of software for 2000 and 1999 was $989,000 and $987,000, respectively.

        The decrease in cost of software was mainly the result of our continuing cost control effort through scrutinization of expenditures, and a reduction in royalty expenses.

        In December 1998, we entered into a five-year agreement with a software vendor, which provided future royalty payments to the vendor of 10% of net revenues achieved on sales of Segue products to the vendor's customer base. Under the terms of the agreement, we paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. As of December 31, 1999, other current assets included approximately $220,000 and other long-term assets included approximately $210,000 related to the guaranteed royalties. During 2000, we expensed approximately $220,000 of this prepaid royalty. In December 2000, we determined that future sales from this vendor were uncertain and wrote off the remaining prepaid balance of approximately $210,000.

COST OF SERVICES

        Cost of services decreased 3% to $8.7 million, or 40% of services revenue, in 2000 compared to $8.9 million, or 53% of services revenue, in 1999.

        The decrease in cost of services was primarily due to the expansion of our consulting division by hiring more in house consultants rather than using third party consultants to assist in testing solution implementations. The cost of third party consultants is generally higher than the cost of internal resources; thus, we spent less in 2000 as compared to 1999. Additionally, our investment in Northern Ireland technical support center has proven to be successful. We currently provide all technical support services through our global technical support center in Belfast, Northern Ireland. The number of the support staff in Belfast has grown from 12 to 29 over the past year. While the overall cost of technical support increased in 2000 due to increased staff and operating costs in Belfast, the cost would have been higher if the same level of hiring had occurred in the U.S.

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

RESEARCH AND DEVELOPMENT

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

GENERAL AND ADMINISTRATIVE

        General and administrative expenses increased 27% to $9.8 million, or 17% of total revenue, in 2000 compared to $7.8 million, or 17% of total revenue, in 1999. Included in the 2000 general and administrative expenses is $750,000 related to Segue's uninsured portion of the settlement of certain lawsuits. These settlements were approximately $150,000 for the shareholder lawsuits, $550,000 for the complaint brought by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, and $50,000 for other matters. Segue's insurance carriers paid the balance of the lawsuit settlements. The balance of the increase in absolute dollars in general and administrative expenses was partly attributable to increased headcount and related compensation, increased consulting, and increased legal and accounting expenses.

AMORTIZATION OF GOODWILL

        In 2000, amortization expenses remained the same as in 1999 at $1.5 million, which represented 2.6% of total revenue in 2000, as compared to 3.2% in 1999.

NON-RECURRING AND OTHER CHARGES

        In 2000, there were no non-recurring and other charges.

        During the second quarter of 1999, we restructured our product development operations and delayed the introduction of the Eventus product, SilkControl. These activities were aimed at reducing our costs associated with the development of that product and enhancing our sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of fifteen employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 we shifted our sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who had focused sales efforts on these channel resellers. We also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has been replaced. Associated with all the events noted above, Segue recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million related exclusively to severance and other employee-related costs associated with restructuring, and $481,000 (including a non-cash compensation charge of approximately $118,000), which related to severance of the two senior vice presidents. As of December 31, 1999, we had made payments of approximately $882,000 related to the restructuring costs. During the first half of 2000, we paid the remaining restructuring balance of approximately $131,000.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $7.3 million.

        Our operating activities utilized cash of $9.8 million in 2001, compared to $1.1 million in 2000. Cash utilized in 2001 primarily reflects our net loss adjusted for depreciation of fixed assets and amortization of goodwill and the decrease in deferred revenue and accrued expenses, offset by the change in accounts receivable and change in accounts payable.

        Our investing activities generated cash of $2.3 million in 2001 as compared to $2.4 million in 2000, which primarily came from maturing short-term investments. We purchased approximately $392,000 of property and equipment in 2001 compared to $2.5 million in 2000. The $2.1 million, or 84%, decrease in fixed assets expenditures as compared to 2000 was part of our cost savings initiatives in 2001. Additionally, the Company had made large expenditures on property and equipment in prior years, thus in 2001 fewer expenditures were needed. In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

        Our financing activities provided cash of $467,000 and $660,000 in 2001 and 2000, respectively, due to the issuance of common stock upon the exercise of stock options and the issuance of stock under the employee stock purchase plan. The decrease in the amount of cash from the exercise of stock options is the result of fewer exercises of employee stock options because of Segue's lower stock price in 2001.

        In December 2000, we settled certain lawsuits, including both the Black & White litigation and the securities litigation matter that is referenced in Note 8 to the Company's Consolidated Financial Statements included in this Form 10-K, for which we accrued Segue's portion of the settlements, approximately $750,000. No amounts were paid on these lawsuit settlements in 2000. As of May 2001, we had paid the accrued settlement amounts in full.

        During the second quarter of 2001, in reaction to the revenue shortfall due to an economic downturn, we executed a restructuring plan, which is expected to result in savings once fully implemented of approximately $5.8 million on an annual basis. Among the expected savings are savings in rent of $800,000 and wages of $5.0 million. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in our Los Gatos, California office with a shifting of some resources to our Austrian facility, consolidation of space in our Lexington and

Los Gatos facilities and the elimination of our inside sales organization in favor of a new enterprise-oriented sales model and process. As a result, we recognized restructuring and other charges of approximately $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance and other employee-related costs for the termination of 73 employees.

        Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of the further deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue's Lexington facility. As a result, Segue recognized restructuring and other charges of approximately $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income. This restructuring is expected to save approximately $2.7 million in wages on an annual basis, once fully implemented.

        During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters' restructuring actions.

        For the year ended December 31, 2001, Segue has recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices. An active marketing effort to sublease space in Lexington is under way. During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility. The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue's lease in Los Gatos. At December 31, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.4 million. This is comprised of an estimated $5.4 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less approximately $3.3 million of estimated sublease income.

        Our corporate headquarters in Lexington, Massachusetts are currently under a lease that expires in October 2007. The annual rental rate is approximately $2.3 million. We have the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million. In addition, we have an obligation to provide a security deposit if our current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue's annual audited financial statements as of each December 31st. As of December 31, 2001, current assets, as defined in the lease, were $12.6 million. The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease. At December 31, 2001, the amount of the security deposit, if required, would be approximately $1.5 million. At this time, the landlord has not initiated any discussions concerning the security deposit.

        In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004. As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure.

        Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

        We have historically had losses. This, accompanied by the economic downturn of 2001 and the slowdown of Information Technology capital spending, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

        We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to get to positive cash flow from operations, Segue must grow its revenue. It is uncertain as to whether or when this will occur.

        Segue has actively pursued additional financing to fund working capital requirements. On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue's Board of Directors, Dr. James H. Simons ("S-7 Associates"), signed an agreement under which S-7 Associates would purchase 666,667 shares of the Company's Series B 12% Convertible Preferred Stock ("Preferred Stock") in consideration for a payment of $2.0 million. The Preferred Stock is senior to common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred Stock is callable on or after March 31, 2004 at 133% of its face value ("Liquidation Preference"). If there is a sale of all or substantially all of the Company's assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted. The registration rights expire on May 25, 2007. This investment was consummated on March 22, 2002.

        Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash, cash equivalents and short-term investments, that Segue will have sufficient resources to meet its working capital and debt requirements for at least the next twelve months. However, if there are no recoveries or improvements in the business or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.

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

        Our quarterly results may fluctuate.    Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including the decline in IT spending, and decline of the general business climate which result in difficulty in predicting the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals or reductions as a result of general business conditions; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of Segue's operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. Segue typically does not experience order backlog. For these reasons, Segue believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

        We may not be profitable in the future.    Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $53.0 million as of December 31, 2001. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of a non-recurring engineering fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs, and a loss of $17.2 million for the year 2001, which included $4.2 million for restructuring charges. For the year 2001, we experienced significant revenue shortfalls from the prior year. We initiated aggressive cost savings throughout 2001, in an effort to reduce expenses, enhance the possibility of breakeven, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue's common stock.

        Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.    The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2001. The events of September 11, 2001 exacerbated these conditions. If IT spending continues to decline, Segue's revenues could be further adversely impacted.

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

        Segue may not generate substantial incremental revenue from the expanded relationship with IBM.     Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services' new remote infrastructure analysis offering. IBM will use Segue's recently introduced monitoring product, SilkVision and Segue's enhanced scalability product, SilkPerformer V. Segue will invest significant resources in the alliance, including $1.0 million in cash to accelerate the availability of the new IBM service offering. Should the IBM service offering not be successful, Segue will not generate substantial incremental revenue and its business could be materially adversely affected.

        Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.    The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over 90% of Segue's product revenue in 2001 was generated from its SilkPerformer and SilkTest products. In 2001, we introduced our new web-based enterprise-monitoring product, SilkVision, and our enhanced scalability testing product SilkPerformer V. Segue also announced an alliance to integrate and resell a test management tool from T-Plan Ltd, that we named SilkPlan. In addition, Segue also introduced a Unicode multi-lingual testing capability for the Company's regression testing tool, SilkTest International. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

        We may face liquidity issues.    We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on potential incremental revenue from its strategic alliances, its SilkElite Partner Program, the expanded IBM relationship, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business. Revenue in 2001 declined by approximately 35% from the prior year. If future sales are not sufficient or revenue continues to decline, however, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

        We may not be successful in subletting excess office space.    Segue is taking aggressive steps to sublet its excess office space. The real estate market is changing rapidly and there is significant excess capability in the Greater Boston market. These efforts may not be successful or may take significant time and resources. If these efforts are not successful, Segue will not realize its estimated cost savings or the amount of estimated future subleasing income (estimated to be $3.3 million at December 31, 2001) used in the restructuring reserve calculation, and real estate costs will continue to affect cash flow.

        We may have difficulty managing organizational change and operating the business efficiently with fewer resources.    In 2000 and 2001, Segue reorganized its sales force, appointed new leaders in its support services, consulting and product development areas, created a new strategic alliance program, appointed a new head of international sales, added a General Counsel, a new Vice President of Product Marketing, and a new Senior Vice President of Worldwide Sales, eliminated the inside sales group, introduced a new sales process, shifted research and development resources and consolidated several of its activities as a result of reduced headcount. During 2001, Segue reduced its headcount by approximately 37% since the beginning of the year. The success of these organizational changes is uncertain and Segue's ability to manage its business efficiently with fewer resources could adversely affect its business.

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

        We must hire and retain skilled personnel in a difficult economic environment.    Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2001. All of this could have a material adverse effect on our business, operating results and financial condition.

        We face many risks associated with international business activities.    We derived approximately 15% of total revenue from international customers in 2001. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Continued growth of international sales is important to growth and stability of Segue. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

        Segue's success depends on our ability to protect our software and other proprietary technology.    The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and a fourth pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of Segue's products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

        INTEREST RATE RISK.    Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of December 31, 2001, the fair value of our short-term investments approximated market value.

        FOREIGN CURRENCY RISK.    Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. During 2001, we incurred expenses of approximately $353,000 related to foreign currency. The effect of foreign currency in 2000 and 1999 was not significant. As of December 31, 2001, the cumulative translation of foreign currency changes recorded against stockholders' equity was $197,000. As of December 31, 2001, the impact of the Euro has not been significant to our business. On January 1, 2002, the Euro became the local currency for two of our operating subsidiaries, Austria and Germany. We anticipate that the impact of the Euro will have a larger effect than in the past, as we will have both transactions and translation related to this currency.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company will furnish to the SEC a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2001. The information required by this Item 10 concerning Segue's directors and officers is incorporated by reference to the information under the heading, "Election of Directors—Information Regarding the Nominees and Executive Officers" in the Proxy Statement.

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

3.
Exhibits. Documents listed below identified by asterisks are being filed as exhibits herewith. Documents that are identified by footnotes are being filed as exhibits herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-27794.

Exhibit Number		Description of Exhibits
3.1	(1)	Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))
3.2	(1)	By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))
4.1	(1)	Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))
10.1	(1)	Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.2	(1)	Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.3	(1)	Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))
10.4	(1)	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No.333-1488))
10.5	(2)	Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option and Grant Plan
10.6	(3)	Agreement and Plan of Merger by and among the Registrant, SGE Merger Corp. and SQL Bench International, Inc. and the Stockholders of SQLBench International Inc, dated as of December 30, 1997
10.7	(3)	Asset Purchase Agreement by and among the Registrant, ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30, 1997
10.8	(3)	Segue Software, Inc. Special Termination and Vesting Plan adopted February 5, 1997
10.9	(4)	Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant

10.10	(5)	Second Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan.
10.11	(5)	Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.12	(6)	1998 Employee Stock Option Plan
10.13	(7)	Agreement and Plan of Merger by and among the Registrant, SSI Merger Corp. and Eventus Software, Inc. and the Stockholders of Eventus Software, Inc. dated as of December 3, 1998
10.14	(8)	Agreement and Plan of Merger by and among the Registrant, SBW Merger Corp. and Black & White Software, Inc. and the Stockholders of Black & White dated as of December 31, 1998
10.15	(9)	Amendment to Segue Software 1998 Employee Stock Option Plan, as of December 17, 1999
10.16	(9)	Lease Agreement dated November 5, 1999 by and between Albright Properties and the Registrant
10.17	(10)	Third Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.18	(10)	Second Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.19	(11)	Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.20	(11)	Third Amendment to Sublease Agreement dated February 28, 2001 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.21	(12)	Third Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
*21.1		Subsidiaries of the Registrant
*23.1		Consent of Independent Certified Public Accountants

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
(11)
Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K dated March 27, 2001.
(12)
Incorporated by reference to the exhibits filed with the Registrant's Report on Form S-8 dated June 22, 2001 (File No. 333-63668), see exhibit 4.6 in that Form S-8.
*
Filed herewith.
(b)
Reports on Form 8-K.

  The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2002.

SEGUE SOFTWARE, INC.
By:	/s/ STEPHEN B. BUTLER Stephen B. Butler, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ STEPHEN B. BUTLER Stephen B. Butler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ DOUGLAS ZACCARO Douglas Zaccaro	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ JAMES H. SIMONS James H. Simons	Chairman of the Board	March 29, 2002
/s/ LEONARD E. BAUM Leonard E. Baum	Director	March 29, 2002
/s/ EDMUND F. KELLY Edmund F. Kelly	Director	March 29, 2002
/s/ JOHN R. LEVINE John R. Levine	Director	March 29, 2002
/s/ HOWARD L. MORGAN Howard L. Morgan	Director	March 29, 2002
/s/ ROBERT W. POWERS, JR Robert W. Powers, Jr	Director	March 29, 2002
/s/ JYOTI PRAKASH Jyoti Prakash	Director	March 29, 2002

SEGUE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Segue Software, Inc.

        We have audited the accompanying consolidated balance sheets of Segue Software, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three the years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /S/ GRANT THORNTON LLP

Boston, Massachusetts
February 2, 2002 (except as to Note 11
    which is as of March 22, 2002)

SEGUE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,326	$9,379
Short-term investments	4,949	7,839
Accounts receivable, net of allowances of $594 and $665, respectively	5,332	12,076
Other current assets	1,384	1,577

Total current assets	13,991	30,871
Property and equipment, net	3,730	5,774
Goodwill, net	1,506	3,011
Other assets	417	245

Total assets	$19,644	$39,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,903	1,525
Accrued compensation and benefits	1,184	2,834
Accrued lease obligations on excess space	2,405	—
Accrued expenses	1,601	3,012
Deferred revenue	8,072	11,480

Total current liabilities	15,165	18,851
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 30,000 shares authorized; 9,599 and 9,472 shares issued	96	95
Additional paid-in capital	58,150	57,684
Cumulative translation adjustment	(197)	(391)
Accumulated deficit	(52,970)	(35,738)

	5,079	21,650
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders' equity	4,479	21,050

Total liabilities and stockholders' equity	$19,644	$39,901

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2001	2000	1999
Revenue:
Software	$15,977	$36,606	$29,448
Services	22,009	21,550	16,973

Total revenue	37,986	58,156	46,421
Cost of revenue:
Cost of software	610	2,394	2,762
Cost of services	7,270	8,706	8,942

Total cost of revenue	7,880	11,100	11,704

Gross margin	30,106	47,056	34,717
Operating expenses:
Sales and marketing	26,241	35,452	29,461
Research and development	7,916	9,683	10,224
General and administrative	7,747	9,820	7,757
Amortization of goodwill	1,505	1,505	1,506
Non-recurring and other charges	4,221	—	2,499

Total operating expenses	47,630	56,460	51,447

Loss from operations	(17,524)	(9,404)	(16,730)
Interest expense	—	(86)	(289)
Interest income	508	1,147	1,245

Loss before provision for income taxes	(17,016)	(8,343)	(15,774)
Provision for income taxes	216	221	174

Net loss	$(17,232)	$(8,564)	$(15,948)

Net loss per share—basic and diluted	$(1.83)	$(0.91)	$(1.76)
Weighted average shares outstanding — basic and diluted	9,404	9,393	9,041

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)

	Common Stock						Accumulated Other Comprehensive Loss
			Additional Paid-in-Capital	Treasury Stock	Unearned Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 1998	8,912	$89	$53,698	$—	$(20)	$(11,226)	$—	$42,541
Issuance of common stock under stock plans	378	4	2,623					2,627
Compensation cost related to stock options and warrants			118					118
Stock options cancelled and amortization of unearned compensation			(13)		20			7
Net loss						(15,948)		(15,948)
Foreign currency translation adjustment							(161)	(161)

Comprehensive loss								(16,109)

Balance at December 31, 1999	9,290	93	56,426	—	—	(27,174)	(161)	29,184
Issuance of common stock under stock plans	327	2	1,258					1,260
Purchase of treasury stock	(145)			(600)				(600)
Net loss						(8,564)		(8,564)
Foreign currency translation adjustment							(230)	(230)

Comprehensive loss								(8,794)

Balance at December 31, 2000	9,472	95	57,684	(600)	—	(35,738)	(391)	21,050
Issuance of common stock under stock plans	127	1	466					467
Net loss						(17,232)		(17,232)
Foreign currency translation adjustment							194	194

Comprehensive loss								(17,038)

Balance at December 31, 2001	9,599	$96	$58,150	$(600)	$—	$(52,970)	$(197)	$4,479

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
Increase (Decrease) in Cash
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(17,232)	$(8,564)	$(15,948)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	3,903	4,918	4,667
Non-cash compensation charges	—	—	118
Changes in operating assets and liabilities:
Accounts receivable	6,912	(235)	(3,251)
Other current assets	213	(390)	185
Other assets	—	—	701
Accounts payable	391	(376)	(575)
Accrued expenses, accrued lease obligations on excess space and accrued compensation and benefits	(632)	534	2,020
Deferred revenue	(3,379)	3,053	4,101

Net cash used in operating activities	(9,824)	(1,060)	(7,982)

Cash flows from investing activities:
Additions to property and equipment	(392)	(2,520)	(4,352)
Additions to other assets	(174)	318	(16)
Payments of notes payable for acquisition	—	(883)	(2,649)
Maturities of short-term investments	16,944	48,185	35,229
Purchases of short-term investments	(14,054)	(42,737)	(31,181)

Net cash provided by (used in) investing activities	2,324	2,363	(2,969)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	7
Payments of notes payable	—	—	(334)
Proceeds from exercise of stock options and stock purchase plan	467	1,260	2,627
Purchases of treasury stock	—	(600)	—

Net cash provided by financing activities	467	660	2,300

Effect of exchange rate changes on cash	(20)	(13)	(16)

Net increase (decrease) in cash and cash equivalents	(7,053)	1,950	(8,667)
Cash and cash equivalents, beginning of period	9,379	7,429	16,096

Cash and cash equivalents, end of period	$2,326	$9,379	$7,429

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the year for interest	—	$86	$286
Cash paid during the year for taxes	$121	$131	$130

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        Segue Software, Inc. and its subsidiaries ("Segue," "the Company," "the Registrant," or "we") deliver software and services that ensure the accuracy and performance of enterprise applications. Our products are used by webmasters, quality assurance professionals, software developers and information technology staff ("IT") to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy mission-critical applications. Our products and services provide comprehensive scalability, performance, monitoring and verification solutions. These solutions enable our customers to reduce their risk in deploying and operating web applications and increase their return on investments in their web applications. Reliability solutions, such as ours, are critical components of the IT infrastructure and e-business process that is developing rapidly on a global basis.

        Revenue from our Silk product line represented approximately 42%, 62% and 61% of total revenues in 2001, 2000 and 1999, respectively. Our SilkTest and SilkPerformer products combined represented approximately 94% of product license sales in 2001.

OPERATING MATTERS AND LIQUIDITY

        The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $53.0 million at December 31, 2001. As a result, the Company has used, and expects to continue to use, significant amounts of cash, cash equivalents and short-term investments to fund its operations. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of Segue, which in turn is dependent upon the Segue's ability to increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operation.

        Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Notes 8 and 11, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

        Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. Management believes, based on its understanding of the marketplace, that future sales will occur in a sufficient manner to allow Segue to continue as a viable business. There are no assurances, however, that the actions taken, or to be taken, by the Company will achieve the above intended objectives.

        Subsequent to December 31, 2001, the Company sold 666,667 shares of Preferred Stock to S-7 Associates LLC, a company managed by the Chairman of Segue's Board of Directors, for $2.0 million. See Note 11 for further details on this matter.

        Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, Management believes that with the above investment, the Company's existing cash, cash equivalents and short-term investments will be sufficient to meet working capital requirements for at least the next twelve months.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

        The Company follows the guidance in Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated to post contract customer support (maintenance) is generally recognized ratably over the term of the support, which is generally 12 months, and revenue allocated to service elements (training and consulting) is generally recognized as the services are performed. Effective January 1, 2000, the Company adopted SOP 98-9. Under SOP 98-9, the residual method of revenue recognition is used for multi-element arrangements when the vendor-specific objective evidence (VSOE) of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        The Company recognizes revenue from software licenses upon product shipment and receipt of a signed purchase order or contract, provided that collection is probable and the other revenue recognition criteria of SOP 97-2 are met. The Company's software products do not require significant modification or customization.

        Post contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

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

        The following table sets forth the activity in the Company's allowance for bad debts and sales returns:

Year Ended:	Balance at the Beginning of The Year	Charges to General & Administrative Expense	Offsets to Product Revenue	Write-offs, net	Balance at the End of the Year
December 31, 1999	$608,000	$225,000	$284,000	$(517,000)	$600,000
December 31, 2000	$600,000	$572,874	$(63,442)	$(444,432)	$665,000
December 31, 2001	$665,000	$483,435	$115,776	$(670,385)	$593,826

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

ADVERTISING

        Advertising costs are expensed as incurred. Advertising expense was $549,000, $2.3 million and $478,000 in 2001, 2000 and 1999, respectively.

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

        The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates, and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are included in the consolidated statement of operations. For the year ended December 31, 2001, the loss from foreign currency included in statement of operations was approximately $353,000. For the years ended December 31, 2000 and 1999, the translation amounts were not significant.

        Transaction gains and losses, which have not been material to date, are included in the consolidated statement of operations.

NET INCOME (LOSS) PER SHARE

        Basic earnings per share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Short-term investments consist primarily of commercial paper. The Company has classified its short-term investments as "available for sale" and reports them at fair value. As of December 31, 2001 and 2000, unrealized gains and losses on securities were not material.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related leases. Expenditures for major improvements that substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred or expensed over the period of time specified under maintenance contracts.

        Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

GOODWILL

        Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from an acquisition in 1997 and was being amortized using the straight-line method over five years. As of January 1, 2002, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 apply, and, as such goodwill will be subject to impairment testing and will no longer be amortized. Accumulated amortization of goodwill was $6,022,000 and $4,517,000 at December 31, 2001 and 2000, respectively.

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

        The Company sells its products principally through a worldwide direct sales force and third party resellers/distributors. Customers are in a broad range of industries. The Company provides credit, in the normal course of business, to various types and sizes of companies located throughout North America and Europe and does not require collateral or other security. The Company maintains reserves for potential credit losses.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles and deferred tax valuation allowance, and the estimated loss on excess office space that resulted from the restructuring actions. Actual results could differ from these estimates.

RECLASSIFICATION

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or retained earnings.

COMPREHENSIVE LOSS

        The Company follows the guidance in SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") that requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date the Company's comprehensive income items have consisted exclusively of foreign translation adjustments. Comprehensive income has been included in the consolidated statement of Stockholder's Equity for all periods.

RECENT ACCOUNTING DEVELOPMENTS

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. We adopted SFAS No. 133 on January 1, 2001, and there was no material effect on our consolidated financial position or results of operations.

        On July 20, 2001, FASB issued SFAS No. 141 "Business Combination" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for Segue are as follows:

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

  •
  Goodwill and intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

  •
  Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

  •
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

        Segue continued to amortize goodwill recognized prior to July 1, 2001, under its current method until December 31, 2001, after which date the annual and quarterly goodwill amortization of $1.5 million and $377,000, respectively, will no longer be recognized. By December 31, 2002, we will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle. If this test results in a charge to earnings, it may mean restating prior quarterly results. At this time, Segue has not determined the impact of adopting SFAS No. 142, however it could not be greater than $1.5 million, the net amount of goodwill that is on the balance sheet at December 31, 2001.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121. SFAS No. 144 provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

2.    OTHER ASSETS

        Included in other assets at December 31, 2001 is an interest bearing promissory note receivable of approximately $300,000 from Segue's chief executive officer. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal. Interest shall be payable on each anniversary of the note, beginning on March 22, 2002. The borrower must use the proceeds from any Company paid bonus or gain on the exercise of Company stock options to pay any outstanding balance on the note. The note is payable in full on March 22, 2006 and is secured by a Mortgage and Security Agreement between Segue and the chief executive officer.

3.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (in thousands):

	2001	2000
Computer equipment	$11,022	$10,729
Office equipment	528	503
Furniture and fixtures	1,388	1,389
Leasehold improvements	834	813

	13,772	13,434
Accumulated depreciation and amortization	(10,042)	(7,660)

Total	$3,730	$5,774

        Depreciation and amortization of property and equipment totaled $2,382,000, $2,436,000, and $1,964,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.    NOTES PAYABLE

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

5.    STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

        The Company's Certificate of Incorporation authorizes 30 million shares of $.01 par value common stock and 9 million shares of $.01 par value preferred stock; 4 million shares of such 9 million shares of preferred stock are designated as Series A preferred stock and 1.5 million shares of preferred stock are designated as Series B.

        Each series of Preferred Stock will have the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company's Board of Directors.

STOCK COMPENSATION PLANS

Stock Option Plans

        In June 1998, the Company's 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the "Option Plan") was amended to increase the maximum number of shares of common stock available for issuance to 3,250,000 shares. In June 2000, the Option Plan was amended to increase the maximum number of shares available for issuance under the 1996 Option Plan to 3,700,000, with provision for an additional increase in shares available for issuance on January 1, 2001 and on January 2, 2002 of five percent (5%) of the number of shares of Common Stock of the Company outstanding on each such date. On January 1, 2001 and January 2, 2002, an additional 473,603 and 472,702 shares, respectively, were made available, bringing the total shares available for authorization under the Option Plan to 4,646,305 shares. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company, and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.

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

        All options issued under the Option Plan and the 1998 Option Plan are granted with exercise prices equal to the fair market value of the stock on the date of grant, become exercisable at varying rates, generally over two to four years, as determined by the Board of Directors, and generally expire 10 years from the date of grant.

        In addition to the above plans, in 1997 the Company's board of directors authorized approximately 356,000 shares for options to be issued to the chief executive officer under a separate agreement.

        The following table summarizes activity of the Company's option plans since December 31, 1998. Information is included for all of the option plans and agreements noted above.

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 1998	2,400	$12.87
Granted	1,601	$9.31
Exercised	(320)	$2.08
Cancelled	(1,193)	$14.34

Outstanding at December 31, 1999	2,488	$10.68
Granted	1,718	$9.54
Exercised	(80)	$11.80
Cancelled	(1,045)	$10.61

Outstanding at December 31, 2000	3,081	$10.18
Granted	1,466	$3.47
Exercised	(4)	$3.25
Cancelled	(1,181)	$9.21

Outstanding at December 31, 2001	3,362	$7.58

        As of December 31, 2001, 2000, and 1999, options to purchase 1,559,920, 1,097,475 and 645,800 shares, respectively, were exercisable with weighted average exercise prices of $9.75, $10.84 and $10.19 per share, respectively. As of December 31, 2001, approximately 464,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.

        For various price ranges, weighted average information for options outstanding at December 31, 2001 was as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.75 - 1.02	542	9.33	$1.02	26	$1.00
$1.62 - 3.03	329	9.36	$2.82	71	$2.92
$3.37 - 6.38	336	8.26	$5.43	154	$5.71
$6.50 - 8.13	419	8.81	$7.12	138	$7.21
$8.18 - 8.90	462	8.50	$8.37	179	$8.40
$9.00 - 9.00	362	5.67	$9.00	362	$9.00
$9.25 - 11.75	246	6.33	$10.37	225	$10.27
$11.87 - 13.38	389	7.88	$12.45	203	$12.47
$13.68 - $22.25	277	6.90	$16.88	202	$17.14

$.075 - $22.25	3,362	8.06	$7.58	1,560	$9.75

Employee Stock Purchase Plan

        The Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the "ESPP"), which made available 100,000 shares of the Company's common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation and are subject to other IRS limitations. In June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. In June 2000, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 200,000 to 300,000 shares. In June 2001, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 300,000 to 600,000 shares. As of December 31, 2001, approximately 363,000 shares have been issued under the ESPP.

        In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") was issued. SFAS No. 123 required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company's stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

	2001	2000	1999
Net loss
As reported	$(17,232)	$(8,564)	$(15,948)
Pro forma	$(21,697)	$(13,354)	$(19,182)
Net loss per common share—basic and diluted
As reported	$(1.83)	$(.91)	$(1.76)
Pro forma	$(2.31)	$(1.42)	$(2.12)

        For the years ended December 31, 2001, 2000, and 1999, total compensation cost recognized in pro forma net loss for stock-based employee compensation awards was $4,465,000, $4,790,000, and $3,234,000, respectively.

        The weighted average fair value of the stock options granted during 2001, 2000 and 1999 was $2.93, $7.43, and $5.15 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.1%, 6.3%, and 5.3%; dividend yield of 0%; expected life of 7 years, 5 years and 5 years; and expected volatility of 100%, 100% and 60%. For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.4%, 5.0%, and 4.6%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 113%, 100% and 108%, respectively.

        Options to purchase approximately 3,362,000, 3,081,000 and 2,488,000 shares of common stock were outstanding for the years ended December 31, 2001, 2000 and 1999, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive.

6.    EMPLOYEE SAVINGS PLAN

        The Company maintains a 401(k) plan under which all eligible U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 2001, 2000 or 1999.

7.    INCOME TAXES

        Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2001	2000	1999
Income (loss) before income taxes:
United States	$(17,696)	$(9,214)	$(16,359)
Foreign	680	871	585

Total loss before income taxes	$(17,016)	$(8,343)	$(15,774)

Provision for (benefit from) income taxes:
Current:
Foreign	$90	$151	$114
State	126	70	60

Total current	$216	$221	$174

Deferred:
Federal	$(6,435)	$(3,333)	$(5,372)
Foreign	3	8	(22)
State	(58)	(708)	(1,244)
Change in valuation allowance	6,490	4,033	6,638

Total deferred tax provision	—	—	—

Total tax provision	$216	$221	$174

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

	2001	2000
Gross deferred tax assets:
Net operating losses	$18,609	$13,778
Intangible assets	2,216	2,127
Accounts receivable	231	214
Accrued expenses & deferred compensation	1,077	240
Fixed assets	174	45
Research and experimentation credits	2,824	2,235

Total assets	25,131	18,639
Valuation allowance	(25,131)	(18,639)

Net deferred tax asset (liability)	$0	$0

        Of the changes in the valuation allowance described above for the years ended December 31, 2001, 2000, and 1999 approximately $2,000, $190,000, and $356,000, respectively, relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

        As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $45.7 million, of which $11.0 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $20.4 million, of which at least $6.4 million is subject to annual limitations on utilization; and $2.1 million of federal and $1.1 million of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2002 through 2021 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

        The following schedule reconciles the difference between the federal income taxes at the statutory rate and the effective income taxes for the years ended December 31 (in thousands):

	2001	2000	1999
U.S. federal statutory tax	$(5,785)	$(2,837)	$(5,363)
State tax provision, net	45	(421)	(781)
Foreign rate differential	(55)	6	6
Federal and state tax credits	(590)	(678)	(622)
Change in valuation allowance	6,490	4,033	6,638
Amortization of nondeductible goodwill	218	218	218
Other	(107)	(100)	78

Effective tax	$216	$221	$174

8.    COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

        On or about April 27, 1999, a putative class action complaint was filed in the United States District Court for the District of Massachusetts against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue, captioned Nathan Rice v. Segue Software, Inc., et al., Civil No. 99-CV-10891-RGS. The class action complaint alleged the defendants violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period beginning on October 13, 1998 through April 9, 1999, inclusive. The public disclosures relate to, among other things, Segue's past and future financial performance and results. On or about May 3, 1999, another similar putative class action complaint was filed against Segue, its Chief Executive Officer and a former Chief Financial Officer of Segue in the United States District Court for the District of Massachusetts, captioned Anthony Moumouris v. Segue Software, Inc., et al., Civil No. 99-CV-10933RGS. These cases were consolidated under the caption In Re Segue Software, Inc. Securities Litigation, Civil No. 99-CV-10891-RGS and the plaintiffs filed a consolidated amended complaint on September 27, 1999 alleging a putative class period of July 14, 1998 through April 9, 1999, inclusive. The complaints sought an unspecified amount of damages. On November 8, 1999 each of the defendants filed a motion to dismiss the amended complaint for failure to state a cause of action, and on July 26, 2000, the United States District Court for the District of Massachusetts granted Segue's Motion to Dismiss the putative securities class action litigation brought against the above three defendants. The dismissal was entered "with prejudice." The plaintiffs appealed the decision to the First Circuit, and in December 2000 while the appeal was still pending, the parties and Segue's insurers reached an agreement in principle to settle the matter for an agreed upon amount. At December 31, 2000, Segue accrued, as a general and administrative expense, $150,000 for its share of this lawsuit amount. The balance of the agreed upon settlement amount was paid by Segue's Directors' and Officers' insurance carriers. In April 2001, Segue paid in full, its share of the settlement, to the escrow agent. The settlement has received final approval from both the shareholders and the trial court. For Segue, this is a closed matter; disbursements of settlement monies are the responsibility of the escrow agent.

        Additionally, on April 7, 2000, a complaint for fraud in the inducement and breach of contract in connection with the December 31, 1998 acquisition by Segue of Black & White Software, Inc. was filed in the Delaware Chancery Court against Segue, its Chief Executive Officer and a former Chief Financial Officer by Charles White, Julia Miller and the Charles White and Julia Miller 1995 Trust, the former shareholders of Black & White Software, Inc. The plaintiffs and Segue settled this matter. Segue's insurance carriers have agreed to contribute to this settlement. At December 31, 2000, Segue accrued, as a general and administrative expense, $550,000 for its portion of the settlement of this complaint. In January 2001, Segue paid in full for its portion of the settlement.

        In addition to the lawsuits and settlements noted above, Segue accrued $50,000 at December 31, 2000 for various other matters that were settled and paid in 2001.

        Various other claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue. At December 31, 2001, Segue accrued, as a general and administrative expense, approximately $80,000 for various other matters related to employee relations, which are expected to be settled in 2002.

LEASE COMMITMENTS

        In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating lease that expires in 2007. In addition, we have an obligation to provide a security deposit if our current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue's annual audited financial statements as of each December 31st. As of December 31, 2001, current assets, as defined in the lease, were $12.6 million. The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease. At December 31, 2001, the amount of the security deposit, if required, would be approximately $1.5 million. At this time, Segue has not been contacted by the landlord requesting the security deposit. The Company has the right to terminate the lease on September 30, 2004 for a fee of approximately $2.3 million. The Company also leases certain U.S. and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the potential security deposit noted above, with non-cancelable terms are as follows as of December 31, 2001 (in thousands):

Amount
2002	$3,097
2003	3,066
2004	3,058
2005	2,432
2006	2,346
Thereafter	1,921

Total	$15,920

        Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled $3.4 million, $3.5 million and $2.6 million, respectively.

ROYALTY COMMITMENTS

        The Company has participated in royalty arrangements with third parties and as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. Under the terms of the agreement, Segue must pay T-Plan Ltd., a minimum quarterly royalty of $25,000, which was accrued for the period ending December 31, 2001, $45,000 for the period ending March 31, 2002, $75,000 for the period ending June 30, 2002, and $100,000 for subsequent quarters. Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination. Other remaining royalty arrangements are not significant.

        In December 1998, the Company entered into a five-year agreement with a vendor that provided for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. In December 2000, the Company wrote off the remaining balance of approximately $210,000 on the prepaid royalty, due to uncertainty of future sales by the vendor. As of December 31, 2001 and 2000, no amounts related to this prepaid royalty were included as assets. Royalty expense and the write-off of the prepaid royalty were recognized as cost of software, and amounted to $0, $430,000, and $220,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

CONTINGENCIES

        The Company's employer practices liability insurance policy had expired. Based on the terms and deductibles provided for extending the employer practices liability coverage, Segue chose not to renew the policy. Segue decided to self-insure for claims incurred after October 15, 2001. In March 2002, the Company bound a new insurance policy for employer practices liability insurance that had terms and deductibles satisfactory to the Company. This new policy is effective for claims incurred after March 15, 2002. The new policy has an aggregate limit of $1.0 million and the Company has a co-insurance provision for 10% of any claim amount above its deductible of $100,000 per claim. The Company is responsible for claims arising during the period from the expiration of the old policy to the effective date of the new policy. Segue is not aware of the assertion of any claims.

9.    NON-RECURRING AND OTHER CHARGES

        During the second quarter of 2001, in reaction to lower revenue, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development lab in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process. As a result, Segue recognized restructuring and other charges of approximately $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance, and other employee-related costs for the termination of 73 employees.

        Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of continued deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue's Lexington facility. As a result, Segue recognized restructuring and other charges of approximately $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.

        During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters' restructuring actions.

        For the year ended December 31, 2001, Segue recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices. During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility. The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue's lease in Los Gatos. At December 31, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.4 million. This is comprised of an estimated $5.4 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less approximately $3.3 million of estimated sublease income.

        During the second quarter of 1999, the Company restructured its product development operations and delayed indefinitely the introduction of the Eventus product, SilkControl. These activities were aimed at reducing costs associated with the development of that product and enhancing the sales force's ability to focus on other products. The restructuring resulted in the consolidation of four development labs into three and included the termination of 15 employees associated with the development of the Eventus product. Additionally, during the second quarter of 1999 the Company shifted its sales strategy away from creating and managing a large network of resellers towards building deeper relationships with a few large system integrators. This revised strategy resulted in the termination of seven employees who focused sales efforts on these channel resellers. The Company also terminated the employment of two senior vice presidents during the second quarter of 1999, each of whom has subsequently been replaced. Associated with all the events noted above, the Company recorded during the second quarter of 1999 non-recurring and other charges of approximately $1.5 million, of which $1.0 million related exclusively to severance and other employee-related costs associated with a restructuring, and $481,000 (including a non-cash compensation charge of approximately $118,000), which related to severance of two senior vice presidents. As of December 31, 2000, the Company had paid in full the approximately $1.0 million related to the restructuring costs and the approximately $400,000 for the severance of two senior vice presidents.

        During the first quarter of 1999, the Company executed a restructuring plan to consolidate its marketing, product development and administrative operations in order to achieve cost efficiencies through the elimination of redundant functions. The Company realigned its marketing and product development operations to redirect focus to its strongest product lines and better integrate the efforts of certain product development teams. As a result, the Company recognized a non-recurring charge of approximately $1.0 million during the first quarter of 1999. The restructuring charge included approximately $830,000 for severance and other employee-related costs for the termination of 10 employees and approximately $190,000 for facility-related costs, including the accrual of estimated lease obligations associated with the closure of excess office facilities. As of December 31, 2000, the Company had paid in full the approximately $1.0 million related to these costs.

10.  SEGMENT REPORTING

        The Company considers that it has the following reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance. Software licenses substantially consist of sales of our Silk product line. These operating segments are reviewed only to the gross margin level. The company does not maintain and can not separate balance sheet information nor full profit and loss information for these segments.

	2001		2000		1999
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin
Operating Segments:
Software licenses	$15,977	$15,367	$36,606	$34,212	$29,448	$26,686
Training and consulting	$7,827	$3,468	$8,484	$2,686	$8,088	$1,222
Maintenance/Support services	14,182	11,271	13,066	10,158	8,885	6,809

Total services	$22,009	$14,739	$21,550	$12,844	$16,973	$8,031

Total	$37,986	$30,106	$58,156	$47,056	$46,421	$34,717

        The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

	Total Revenue			Long Lived Assets
	2001	2000	1999	2001	2000	1999
United States	$32,310	$51,273	$42,518	$3,397	$4,951	$5,161
Foreign	5,676	6,883	3,903	750	1,068	850

	$37,986	$58,156	$46,421	$4,147	$6,019	$6,011

        Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer or foreign country accounted for 10% or more of total revenue in 2001, 2000 or 1999.

11.  SUBSEQUENT EVENTS

        In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004. As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure. This amount will be charged to earnings. Segue also agrees to provide certain amounts of training to IBM employees at no charge.

        On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue's Board of Directors, Dr. James H. Simons ("S-7 Associates"), signed an agreement under which S-7 Associates would purchase 666,667 shares of the Company's Series B 12% Convertible Preferred Stock ("Preferred Stock") in consideration for a payment of $2.0 million. The Preferred Stock is senior to common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred Stock is callable on or after March 31, 2004 at 133% of its face value ("Liquidation Preference"). If there is a sale of all or substantially all of the Company's assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted. The registration rights expire on May 25, 2007. This investment was received on March 22, 2002. Based on oral assurances received from Nasdaq, the Company does not need to seek shareholder approval of this transaction, and we expect to receive in early April written confirmation from Nasdaq that shareholder approval is not required. If Nasdaq determines that shareholder approval is required, we may need to modify the transaction to be in compliance with Nasdaq rules.

        In November 2001, the Company was notified, subject to final Nasdaq review, that it was no longer in compliance with either the minimum $4.0 million net tangible assets or the minimum $10.0 million stockholders' equity requirement for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(3). Segue began the application process to list its common stock on the Nasdaq SmallCap Market. On March 11, 2002, the Company's common stock began trading on the

Nasdaq SmallCap Market. Segue's trading symbol remains as SEGU. This listing change does not require any action by Segue's shareholders.

12.  QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)—UNAUDITED

2001	Q1 2001	Q2 2001		Q3 2001		Q4 2001	Total
Net revenue	$11,806	$9,474		$8,703		$8,003	$37,986
Gross margin	9,072	7,411		7,008		6,615	30,106
Net loss	(4,509)	(6,835	)(1)	(4,369	)(2)	(1,519)	(17,232)
Net loss per share (basic and diluted)	(.48)	(.73)		(.46)		(.16)	(1.83)
2000	Q1 2000	Q2 2000	Q3 2000	Q4 2000		Total
Net revenue	$14,143	$15,022	$14,136	$14,855		$58,156
Gross margin	11,057	12,284	11,331	12,384		47,056
Net loss	(2,218)	(2,318)	(1,449)	(2,579	)(3)	(8,564)
Net loss per share (basic and diluted)	(0.24)	(0.25)	(0.15)	(0.27)		(0.91)

(1)
Q2 2001 included $2.3 million for restructuring charges and other charges.

(2)
Q3 2001 included $2.0 million for restructuring charges and other charges.

(3)
Q4 2000 Included $750,000 for settlements of certain litigation.

QuickLinks

SEGUE SOFTWARE, INC. FORM 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
SEGUE SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS
Report of Independent Certified Public Accountants
SEGUE SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE DATA)
SEGUE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
SEGUE SOFTWARE, INC CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
SEGUE SOFTWARE, INC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS