Form 10-Q
period 2002-03-31
SEGUE SOFTWARE INC
filed 2002-05-14
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-27794

SEGUE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4188982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spring Street Lexington, MA 02421
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 402-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of May 7, 2002 was 9,553,000

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$7,738	$2,326
Short-term investments	800	4,949
Accounts receivable, net of allowances of $535 and $594, respectively	4,862	5,332
Other current assets	987	1,384
Total current assets	14,387	13,991

Property and equipment, net	3,277	3,730
Goodwill, net	1,506	1,506
Other assets	388	417
Total assets	$19,558	$19,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,575	$1,903
Accrued compensation and benefits	1,596	1,184
Accrued lease obligations on excess space	2,328	2,405
Accrued expenses	1,239	1,601
Deferred revenue	7,448	8,072
Total current liabilities	15,186	15,165

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 667 and 0 shares issued and outstanding of Series B preferred stock, respectively	7	—
Common stock, par value $.01 per share; 30,000 shares authorized; 9,688 and 9, 599 shares issued, respectively	97	96
Additional paid-in capital	60,270	58,150
Cumulative translation adjustment	(100)	(197)
Accumulated deficit	(55,302)	(52,970)
	4,972	5,079
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders’ equity	4,372	4,479
Total liabilities and stockholders’ equity	$19,558	$19,644

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2002	2001
Revenue:
Software	$3,315	$5,522
Services	4,731	6,370
Subtotal revenue	8,046	11,892
Adjustment relating to payment to a customer	(1,000)	—
Net revenue	7,046	11,892

Cost of revenue:
Cost of software	230	241
Cost of services	1,255	2,579
Total cost of revenue	1,485	2,820

Gross margin	5,561	9,072

Operating expenses:
Sales and marketing	4,426	8,362
Research and development	1,302	2,477
General and administrative	1,478	2,533
Amortization of goodwill	—	376
Restructuring charges	683	—
Total operating expenses	7,889	13,748

Loss from operations	(2,328)	(4,676)
Other income, net	21	217
Loss before provision for income taxes	(2,307)	(4,459)
Provision for income taxes	25	50
Net loss	(2,332)	(4,509)
Dividends on preferred stock	6	—
Net loss applicable to common shares	$(2,338)	$(4,509)

Net loss per common share—basic and diluted	$(0.25)	$(0.48)
Weighted average shares outstanding—basic and diluted	9,491	9,353

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2002	2001
Increase (decrease) in cash

Cash flows from operating activities:
Net loss	$(2,332)	$(4,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	500	981
Changes in operating assets and liabilities:
Accounts receivable	444	3,500
Other current assets	385	166
Accounts payable	676	(269)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	99	(1,955)
Deferred revenue	(606)	(1,172)

Net cash used in operating activities	(834)	(3,258)

Cash flows from investing activities:
Additions to property and equipment	(43)	(138)
Maturities of short-term investments	4,949	3,885
Purchases of short-term investments	(800)	(8,810)
Other, net	30	(138)

Net cash provided by (used in) investing activities	4,136	(5,201)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	127	367
Proceeds from the issuance of convertible preferred stock	2,000	—

Net cash provided by financing activities	2,127	367

Effect of exchange rate changes on cash	(17)	(35)

Net increase (decrease) in cash and cash equivalents	5,412	(8,127)
Cash and cash equivalents, beginning of period	2,326	9,379

Cash and cash equivalents, end of period	$7,738	$1,252

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BASIS OF PRESENTATION

The financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures are adequate to make the information presented not misleading.  However, it is suggested that these financial statements be read in conjunction with Segue’s audited financial statements for the year ended December 31, 2001, included in its 2001 Annual Report on Form 10-K.

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

2.             RECENT ACCOUNTING DEVELOPMENTS

On July 20, 2001, FASB issued Statement of Financial Standards (“SFAS”) No. 141 “Business Combination” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.  Major provisions of these statements and their effective dates for Segue are as follows:

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

Segue adopted SFAS No. 142 effective January 2002.  Segue continued to amortize goodwill recognized prior to July 1, 2001, under its current method until December 31, 2001, after which date the annual and quarterly goodwill amortization of $1.5 million and $377,000, respectively, ceased to be amortized.  By December 31, 2002, we will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.  Impairment losses if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle. If this test results in a charge to earnings, it may mean restating prior quarterly results.  As of March 31, 2002, Segue has not completed the transitional fair value testing of the goodwill to determine if an impairment loss exists or the amount of any such loss, however, it could not be greater than $1.5 million, the net amount of goodwill that is on the balance sheet at March 31, 2002.

In accordance with the adoption of SFAS No. 142, the following table presents what the net loss and net loss per common share for each of the periods would have been exclusive of the goodwill amortization.

	For the three months ended March 31,
	2002	2001
In thousands, except per share data

Reported net loss	$(2,332)	$(4,509)
Add back: Goodwill amortization	—	376
Adjusted net loss	$(2,332)	$(4,133)

Basic and diluted loss per common share:
Reported net loss applicable to common shares	$(.25)	$(.48)
Add back: Goodwill amortization	—	.04
Adjusted net loss applicable to common shares	$(.25)	$(.44)

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121.  SFAS No. 144 provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale.  This statement also focuses on reporting the effects of a disposal. This statement is effective for fiscal years beginning after December 15, 2001.  The Company adopted this statement as of January 2002 and does not expect this adoption to have a material impact to the Company’s financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller.  This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration.  This EITF is effective for annual and interim periods beginning after December 15, 2001.  Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF.   In January 2002, the Company adopted this EITF.  During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer.  Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such.  Per the contract with the customer, this payment is a one-time expenditure.  There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

3.             OTHER ASSETS

Included in other assets at March 31, 2002 and December 31, 2001 is an interest bearing promissory note receivable of approximately $305,000 from Segue’s chief executive officer. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal.  Interest shall be payable on each anniversary of the note, beginning on March 22, 2002.  The Compensation Committee of the Company’s board of directors approved adding the interest due on the loan as of March 22, 2002 to the principal balance.  The borrower must use the proceeds from any Company paid bonus or gain on the exercise of Company stock options to pay any outstanding balance on the note.  The note is payable in full on March 22, 2006 and is secured by a Second Mortgage and Security Agreement between Segue and its chief executive officer.

4.             PREFERRED STOCK

On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B 12% Convertible Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred Stock are

12% per annum and will be paid-in-kind semiannually.  The Preferred Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted.  The registration rights expire on March 22, 2007.  Based on written confirmation received from Nasdaq, the Company did not need to seek shareholder approval of this transaction.

5.             RESTRUCTURING CHARGES

During the first quarter of 2002, Segue executed a restructuring plan.  The restructuring included a reduction in workforce of approximately 5% in the quarter.  As a result, Segue recognized restructuring and other charges of approximately $683,000.  The restructuring charges included approximately $559,000 for severance and other employee–related costs for the termination of 12 employees and approximately $124,000 for facility–related costs, which includes the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

Near the end of the third quarter of 2001, Segue executed a restructuring plan in light of continued deteriorating economic conditions.  The restructuring included a 14% reduction in workforce and further consolidation of space in Segue’s Lexington facility.  As a result, Segue recognized restructuring and other charges of approximately $2.0 million in the third quarter.  The restructuring and other charges included approximately $485,000 for severance and other employee–related costs for the termination of 42 employees and approximately $1.5 million for facility–related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated subleasing income.

During the second quarter of 2001, in reaction to lower revenue, Segue executed a restructuring plan.  The restructuring included a 20% reduction in workforce and the closing of the research and development lab in the Los Gatos.  As a result, Segue recognized restructuring and other charges of approximately $2.3 million.  The restructuring and other charges included approximately $1.4 million for facility–related costs, which includes the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance, and other employee–related costs for the termination of 73 employees.

During the first quarter of 2002, we paid approximately $52,000 of the $137,000 accrued at December 31, 2001 for the severance and termination benefits associated with the restructuring actions from 2001 and we paid approximately $104,000 for the restructuring action from Q1 2002.  At March 31, 2002, we had approximately $540,000 accrued for severance and benefits associated with all of the restructuring actions noted above.

During the first quarter of 2002, we entered into a sublease with a private company for a small amount of the excess space in our Lexington office.  The term of the sublease is from May 2002 through October 2007, which is the end of Segue’s lease in Lexington.  At March 31, 2002, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $2.3 million.  This is comprised of an estimated $4.7 million for future rents payable by Segue on unoccupied space, plus $225,000 in miscellaneous costs related to subleasing the space, less approximately $2.6 million of estimated future sublease income.

6.             PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $25,000 and $50,000 for the three months ended March 31, 2002 and 2001, respectively.  There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

7.             NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended March 31,
	2002	2001

Net loss applicable to common shares	$(2,338)	$(4,509)
Weighted average shares used in net loss per share—basic and diluted	9,491	9,353
Net loss per common share—basic and diluted	$(0.25)	$(0.48)

Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001 were options to purchase 3,375,201 and 3,426,559 shares of common stock, respectively, and 666,667 and 0 shares of common stock that can be converted from convertible preferred stock, respectively, because their inclusion would be anti-dilutive.

8.             COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income in addition to net income from operations.  Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  To date, Segue’s comprehensive income items have consisted exclusively of foreign translation adjustments.  The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended March 31,
	2002	2001

Net loss	$(2,332)	$(4,509)
Foreign translation adjustments	97	(190)
Comprehensive loss	$(2,235)	$(4,699)

9.             COMMITMENTS AND CONTINGENCIES

Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of March 31, 2002, current assets, as defined in the lease, were $13.4 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At March 31, 2002, the amount of the security deposit required is approximately $1.5 million. As of March 31, 2002, there has been no request from the landlord for Segue to make this deposit yet.

In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004.  As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure.  This amount was charged to earnings, as a reduction to revenue, in the first quarter of 2002 and the payment was made in April 2002.  Segue also agrees to provide certain amounts of training to IBM employees at no charge.

In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom.  Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan, for which Segue will pay T-Plan Ltd. a royalty for each unit sold.  Under the terms of the agreement, Segue must pay T-Plan Ltd. a minimum quarterly royalty of $45,000 for the period ending March 31, 2002, $75,000 for the period ending June 30, 2002, and $100,000 for subsequent quarters.  Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination.  Other remaining royalty arrangements are not significant.

As of October 15, 2001, the Company’s employer’s practices liability insurance policy expired.  Due to insurance market conditions, the Company did not renew the policy, but purchased a one-year extended reporting provision that covered claims made during the period October 15, 2001 through October 15, 2002, arising from occurrences prior to October 15, 2001.  In March 2002, the Company purchased a new employer’s practices liability insurance policy with an exclusion for claims made that were based on occurrences before March 15, 2002.  Based on the coverage under the extended reporting endorsement and the new policy, the Company is self-insured for any claims made that are based on occurrences between October 15, 2001 and March 15, 2002.  The Company is not aware of the assertion of any claims based on occurrences during this period.

10.          SEGMENT REPORTING

The Company considers that it has the following reportable operating segments based on differences in products and services.  Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing their performance. Software licenses substantially consist of sales of our Silk product line.  These operating segments are reviewed only to the gross margin level.  The company does not maintain and can not separate balance sheet information or full profit and loss information for these segments.

	Three months ended March 31, 2002		Three months ended March 31, 2001
	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,315	$3,085	$5,522	$5,281

Training and consulting	1,302	611	2,487	859
Maintenance	3,429	2,865	3,883	2,932

Total services	4,731	3,476	6,370	3,791

Adjustment relating to payment to a customer	(1,000)	(1,000)	—	—

Total	$7,046	$5,561	$11,892	$9,072

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters ended March 31 (in thousands):

	Total Revenue March 31,		Long Lived Assets March 31,
	2002	2001	2002	2001

United States	$6,019	$10,094	$3,020	$4,422
Foreign	1,027	1,798	645	977

Total revenue	$7,046	$11,892	$3,665	$5,399

11.          LIQUIDITY

The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $55.3 million at March 31, 2002.  As a result, the Company has used, and expects to continue to use, significant amounts of cash, cash equivalents and short-term investments to fund its operations.  The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of Segue, which in turn is dependent upon Segue’s ability to increase sales and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

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

In March 2002, the Company sold 666,667 shares of Preferred Stock to S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, for $2.0 million.  With this investment, Segue believes there is currently sufficient cash to meet its forecasted working capital needs.  Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for the Three months ended March 31,
	2002	2001

Revenue:
Software	47.1%	46.4%
Services	67.1	53.6
Gross revenue	114.2	100.0
Adjustment relating to payment to a customer	(14.2)	—
Net revenue	100.0	100.0
Cost of revenue:
Cost of software	3.3	2.0
Cost of services	17.8	21.7
Total cost of revenue	21.1	23.7

Gross margin	78.9	76.3

Operating expenses:
Sales and marketing	62.8	70.3
Research and development	18.5	20.8
General and administrative	21.0	21.3
Amortization of goodwill	—	3.2
Restructuring charges	9.7	—
Total operating expenses	112.0	115.6

Loss from operations	(33.1)	(39.3)
Other income, net	0.3	1.8
Loss before provision for income taxes	(32.8)	(37.5)
Provision for income taxes	0.3	0.4
Net loss	(33.1)%	(37.9)%

SOFTWARE REVENUE

Software revenue decreased 40% to $3.3 million during the first quarter of 2002 from $5.5 million for the same period in 2001. The main factor for the first quarter software revenue decrease as compared to the same quarter in 2001 was the continued tightness of expenditures in the information technology (“IT”) market. Additionally, we continue to face a difficult competitive environment.  International software revenue accounted for 18%, or $600,000, and 23%, or $1.3 million, of total software revenue for the three months ended March 31, 2002 and 2001, respectively.

SERVICES REVENUE

Services revenue decreased 26% to $4.7 million during the first quarter of 2002 from $6.4 million in the same quarter of 2001.  As compared to the three months ended March 31, 2001, recognized maintenance revenue decreased 12% and training and consulting revenue decreased 48% for the first quarter of 2002.  The decrease in recognized maintenance revenue was driven largely by lower software licenses sold during 2001 in comparison to those in 2000, as such there is a smaller base of software licenses with new maintenance that is being amortized over the contract period, predominately 12 months.  The decreased revenue from training and consulting engagements in the first quarter of 2002, as compared to the same period of 2001, is primarily attributable to lower sales of software licenses, which is a major driver for these types of services.

ADJUSTMENT RELATING TO PAYMENT TO A CUSTOMER

In January 2002, the Company committed to making a payment of $1.0 million to IBM (see notes 2 and 9 to the Condensed Consolidated Financial Statements).  Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such.  Per the contract with the customer, this payment is a one-time expenditure.  There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

COST OF SOFTWARE

Cost of software decreased 5% to $230,000 during the first quarter of 2002 from $241,000 in the first quarter of 2001.  As a percentage of software revenue, costs of software in the first quarter of 2002 increased to 7% from 4% in the corresponding prior-year period.  The decrease in cost of software in absolute dollar amount is the result of lower volume of software license sales in the first quarter of 2002, as compared to the same period in 2001.  The increase in the cost of software as a percentage of software revenue in the first quarter of 2002 is due to increased royalties and distributor fees.

COST OF SERVICES

Cost of services decreased 51% to $1.3 million during the first quarter of 2002 from $2.6 million in the same period of 2001.  Cost of services as a percentage of services revenue decreased to 27%  in the first quarter of 2002 from 40% in the corresponding prior-year period.  Cost of services consists primarily of costs of providing customer technical support, training and consulting.  Cost of services as a percentage of service revenue may vary based on the profitability of individual consulting engagements and the use and utilization rate of in-house consultants versus third party outsourced consultants.  Cost of training and consulting in the first quarter of 2002 decreased 58% to $691,000, as compared to $1.6 million for the same quarter in 2001.  This decrease is primarily personnel-related expenses due to the reductions in headcount that took place in 2001, as well as decreases in travel and outsourcing expenses, all of which were part of the cost savings strategy to align better the expenses with revenue.  During the three–month period ended March 31, 2002, cost of maintenance decreased 41% to $564,000, as compared to $951,000 for the same period in 2001. This decrease, in mainly personnel-related expenses, is a result of the reductions in workforce with the further shifting of support responsibilities to our global technical support center in Belfast, Northern Ireland where the operating expenses are generally lower.

SALES AND MARKETING

Sales and marketing expenses decreased 47% to $4.4 million during the first quarter of 2002 from $8.4 million in the first quarter of 2001. Almost half of the decrease is attributable to decreases in personnel–related expenses as a result of the reductions in headcount from the restructuring actions in the past twelve months.  Additionally, lower amount of total commissions on the lower volume of sales, less expenditures for marketing programs and reduced spending on business travel and entertainment also contributed to the decrease in sales and marketing expenses in the first quarter of 2002, as compared to the same period in 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 47% to $1.3 million for the first quarter of 2002 in comparison to $2.5 million for the same period in 2001.  The vast majority of this decrease is attributable to decreases in personnel–related expenses as a result of the reductions in headcount from the restructuring actions in second and third quarters of 2001.  Segue may not be able to reduce costs in research and development any further without impacting its ability to develop new products and to enhance existing products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 42% to $1.5 million during the first quarter of 2002 from $2.5 million for the same period in 2001.  This decrease was primarily due to decreases in personnel–related expenses, as a result of the reductions in headcount from the restructuring actions in 2001 and recoveries of bad debts in the first quarter of 2002, as compared to significant bad debt expense for the same period last year.  The overall decrease in general and administrative expenses was partially offset by an increase in foreign currency expense for the three-month period ended March 31, 2002.

AMORTIZATION OF GOODWILL

As required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002.  As of March 31, 2002, we have not yet completed the transitional fair value testing of the goodwill to determine if an impairment loss exists.  For the first quarter of 2001, amortization of goodwill was $376,000.

RESTRUCTURING CHARGES

During the first quarter of 2002, Segue executed a restructuring plan. The restructuring included a reduction in workforce of approximately 5%. As a result, Segue recognized restructuring and other charges of approximately $683,000.  The restructuring charges included approximately $559,000 for severance and other employee–related costs for the termination of 12 employees and approximately $124,000 for facility–related costs, which includes the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.  We anticipate that this restructuring will save approximately $1.0 million in annual wages once it is fully implemented.  There were no restructuring charges in the first quarter of 2001.

OTHER INCOME, NET

Other income, net decreased 90% to $21,000 during the first quarter of 2002 from $217,000 in the same quarter of 2001.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in the first quarter of 2002 in comparison to the same period in 2001, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $25,000 and $50,000 for the first quarter of 2002 and 2001, respectively.  There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $8.5 million as compared to $7.3 million as of December 31, 2001.

During the first three months of 2002, we used $834,000 for operating activities, resulting from the net loss, adjusted for depreciation of fixed assets, as well as decreases in deferred revenue, offset by increases in accounts payable and accrued expenses and decreases in accounts receivable and other current assets.

Our investing activities generated cash of $4.1 million in the first quarter of 2002, which primarily came from maturing short-term investments. We continued to keep purchases of property and equipment low during the quarter.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

We generated funds from financing activities of $2.1 million during the first quarter of 2002. $2.0 million of this is related to the issuance of convertible preferred stock and the balance is from the issuance of stock under the employee stock purchase plan and the exercise of stock options.

In 2001 and the first quarter of 2002, Segue had executed various restructuring actions, for which we had accrued severance, benefits and estimated lease obligations on excess office space, net of estimated subleasing income.  During the first quarter of 2002, we paid approximately $52,000 for the severance and termination benefits associated with the restructuring actions from 2001 and approximately $104,000 for the restructuring action from Q1 2002.  At March 31, 2002, we had approximately $540,000 accrued for severance and benefits associated with all of the restructuring actions.  During the first quarter of 2002, we entered into a sublease with a private company for a small amount of the space in our Lexington office. The term of the sublease is from May 2002 through October 2007, which is the end of Segue’s lease in Lexington.   At March 31, 2002, the accrual balance related to the obligations associated with all of the excess office space that resulted from the restructurings is approximately $2.3 million. This is comprised of an estimated $4.7 million for future rents payable by Segue on unoccupied space, plus $225,000 in miscellaneous costs related to subleasing the space, less approximately $2.6 million of estimated future sublease income.

In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004. As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure.   This amount was paid in April 2002.

Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of March 31, 2002, current assets, as defined in the lease, were $13.4 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At March 31, 2002, the amount of the security deposit required is approximately $1.5 million. As of March 31, 2002, there has been no request from the landlord for Segue to make this deposit yet.

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

Segue actively pursued additional financing to fund working capital requirements. On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B 12% Convertible Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million. The Preferred Stock is senior to common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred Stock is callable on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted. The registration rights expire on March 22, 2007.

Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash, cash equivalents and short-term investments, that Segue will have sufficient resources to meet its forecasted working capital and debt requirements.  However, if Segue can not grow its revenue or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.   These actions may possibly include further reductions in workforce or raising additional capital.  At this time, Segue has no plans to take such actions.

Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue funding its operations.

To date, inflation has not had a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s business is subject to many uncertainties and risks. This Form 10-Q contains certain forward–looking statements within the meaning of the Private Securities Reform Act of 1995.  The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward–looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue’s other filings with the SEC.

Our quarterly results may fluctuate.  Segue’s quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.  Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including the decline in IT spending, and decline of the general business climate which make it difficult to predict the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals or reductions as a result of general business conditions and budget freezes; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of Segue’s operating expenses are related to personnel, facilities and marketing and sales programs.  The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues.  If actual revenue levels are below management’s expectations, results of operations are likely to be adversely affected.  Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter.  As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy.  Segue typically does not experience order backlog. For these reasons, Segue believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses.  Losses have resulted in an accumulated deficit of approximately $55.3 million as of March 31, 2002.  Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of a non-recurring engineering fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs, and a loss of $17.2 million for the year 2001, which included $4.2 million for restructuring charges; a net loss of $2.3 million for the three months ended March 31, 2002, which included $683,000 for restructuring charges.  For the first quarter 2002, we experienced significant revenue shortfalls from the same period in prior year. We initiated aggressive cost savings throughout 2001 and continued this in the first quarter of 2002, in an effort to reduce expenses, enhance the possibility of breakeven, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending in the marketplace remains very uncertain particularly in light of the decline in the business climate throughout 2001.  If IT spending continues to decline, Segue’s revenues could be further adversely impacted.

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

Segue may not generate substantial incremental revenue from the expanded relationship with IBM.   Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ new remote infrastructure analysis offering.  IBM will use Segue’s recently introduced monitoring product, SilkVision and Segue’s enhanced scalability product, SilkPerformer V.  Segue will invest significant resources in the alliance, including $1.0 million in cash to accelerate the availability of the new IBM service offering.

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

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.   The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors.  To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over 90% of Segue’s product revenue in the first quarter of 2002 and all of 2001 was generated from its SilkPerformer and SilkTest products.  In 2001, we introduced our new web-based enterprise-monitoring product, SilkVision, and our enhanced scalability testing product SilkPerformer V.  Segue also announced an alliance to integrate and resell a test management tool from T-Plan Ltd, that we named SilkPlan.  In addition, Segue also introduced a Unicode multi–lingual testing capability for the Company’s regression testing tool, SilkTest International.  If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies.  Segue believes that based on potential incremental revenue from its strategic alliances, its SilkElite Partner Program, the expanded IBM relationship, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business.  Revenue in the first quarter of 2002 declined by approximately 41% from revenue in the same period last year.  If future sales are not sufficient or revenue continues to decline, however, we may have to raise additional financing to fund working capital needs.  If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

We may not be successful in subletting excess office space.  Segue is taking aggressive steps to sublet its excess office space.  The real estate market is changing rapidly and there is significant excess capacity in the Greater Boston market.  These efforts may not be successful or may take significant time and resources.  If these efforts are not successful, Segue will not realize its estimated cost savings or the amount of estimated future subleasing income (estimated to be $2.6 million at March 31, 2002) used in the restructuring reserve calculation, and real estate costs will continue to affect cash flow.

We may have difficulty managing organizational change and operating the business efficiently with fewer resources.   In 2001 and 2002, Segue reorganized its sales force, appointed new leaders in its support services, consulting and product development areas, appointed a new head of international sales, a new Vice President of Product Marketing, and a new Senior Vice President of Worldwide Sales, who was terminated in 2002, terminated the Senior Vice President of Marketing, eliminated the inside sales group in 2001 and re-formed a smaller inside sales group in 2002, created a new strategic alliance program, shifted research and development resources and consolidated several of its activities as a result of reduced headcount.  During 2001, Segue reduced its headcount by approximately 37% and in the first quarter of 2002 reduced headcount by an additional 5%, approximately.  The success of these organizational and other changes is uncertain and Segue’s ability to manage its business efficiently or develop new products and upgrades with fewer resources could adversely affect its business.

We may be subject to risks associated with our past acquisitions and future acquisitions. Our product offerings and customer base have increased due in part to prior acquisitions.  In the future, we may do future acquisitions to enhance further our product lines.  Our prior acquisitions or any future acquisition may not produce the revenue, earnings or business synergies that we had anticipated, and an acquired product, service or technology might not perform as expected.  Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized.  The process of integrating acquired companies into our existing business may also result in unforeseen difficulties.  Acquisitions may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.  If Segue pursues a future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition.  To pay for a future acquisition, we might use capital stock or cash.  Alternatively, we might borrow money from a bank or other lender.  If we use capital stock as we did with our past acquisitions, our stockholders would experience dilution of their ownership interests.  If we use cash or debt financing, our financial liquidity will be reduced.

Segue faces significant competition from other software companies. The market for web-based software quality management and testing tools is evolving, intensely competitive and subject to rapid technological change.  We expect competition to intensify in the future.  Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation and Compuware Corporation.  Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do and, therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or they may be able to devote greater resources to the promotion and sale of their products than Segue can.  An increase in competition could result in price reductions and loss of market share.  Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

Segue’s business could be adversely affected if its products contain errors.  Software products as complex as ours may contain undetected errors or “bugs”, which could result in product failures.  The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We must hire and retain skilled personnel in a difficult economic environment.  Qualified personnel remain in demand throughout the software industry.  Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel.  The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements.  Our ability to attract and retain our qualified staff may be further impacted by our financial results.  All of this could have a material adverse effect on our business, operating results and financial condition.

We face many risks associated with international business activities.  We derived approximately 18% of total product software sales from international customers in the first quarter of 2002.  The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies.  Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations.  To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

Segue’s success depends on our ability to protect our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue’s technology without paying us for it.  This could have a material adverse effect on our business, operating results and financial condition.  Although we have taken steps to protect our proprietary technology, these efforts may be inadequate.  We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products.  Currently, we have three issued patents and a fourth pending.  There can be no assurance that these patents would be upheld if challenged.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.  If we were to discover that any of Segue products violated third party proprietary rights, or protect our trade secrets, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful.  Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward–looking statements.  Actual results could differ materially from those discussed in the forward–looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing activities.  In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.  Our investing strategy to manage interest rate and market exposure is to invest in short-term, highly secure and liquid investments.  We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of March 31, 2002, the fair value of our short-term investments approximated market value.

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates.  These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations.  We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading.  Historically, our primary exposures have been related to the operations of our foreign subsidiaries.  During the first quarter of 2002, we incurred expenses of approximately $161,000 related to foreign currency.  The effect of foreign currency in the first quarter in 2001 was not significant.  As of March 31, 2002, the cumulative translation of foreign currency changes recorded against stockholders’ equity was $100,000.  On January 1, 2002, the Euro became the local currency for two of our operating subsidiaries, Austria and Germany.  We anticipate that the impact of the Euro will have a larger effect than in the past, as we will have both transactions and translation related to this currency.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B 12% Convertible Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually.  The Preferred Stock is callable on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock.  Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted.  The registration rights expire on March 22, 2007.

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

Date: May 14, 2002.

SEGUE SOFTWARE, INC.

By:	/s/ STEPHEN B. BUTLER

Stephen B. Butler
Chief Executive Officer, President and Director

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer and Treasurer