Form 10-Q
period 2002-06-30
SEGUE SOFTWARE INC
filed 2002-08-14
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2002 was 9,558,399

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$6,401	$2,326
Short-term investments	—	4,949
Accounts receivable, net of allowances of $283 and $594, respectively	3,854	5,332
Other current assets	1,340	1,384
Total current assets	11,595	13,991

Property and equipment, net	2,926	3,730
Goodwill, net	1,506	1,506
Other assets	518	417
Total assets	$16,545	$19,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,202	$1,903
Accrued compensation and benefits	1,737	1,184
Accrued lease obligations on excess space	2,280	2,405
Accrued expenses	1,484	1,601
Deferred revenue	7,215	8,072
Total current liabilities	13,918	15,165

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 688 and 0 shares issued and outstanding of Series B preferred stock, respectively	7	—
Common stock, par value $.01 per share; 30,000 shares authorized; 9,704 and 9,599 shares issued, respectively	97	96
Additional paid-in capital	60,339	58,150
Cumulative translation adjustment	(1)	(197)
Accumulated deficit	(57,215)	(52,970)
	3,227	5,079
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders’ equity	2,627	4,479
Total liabilities and stockholders’ equity	$16,545	$19,644

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Software	$2,514	$3,657	$5,829	$9,179
Services	4,342	6,041	9,073	12,411
Subtotal revenue	6,856	9,698	14,902	21,590
Adjustment relating to payment to customers	(25)	—	(1,025)	—
Net revenue	6,831	9,698	13,877	21,590

Cost of revenue:
Cost of software	173	156	403	397
Cost of services	1,453	2,131	2,708	4,710
Total cost of revenue	1,626	2,287	3,111	5,107

Gross margin	5,205	7,411	10,766	16,483

Operating expenses:
Sales and marketing	4,023	7,570	8,449	15,932
Research and development	1,563	2,053	2,865	4,530
General and administrative	1,303	2,053	2,781	4,586
Amortization of goodwill	—	377	—	753
Restructuring charges	147	2,257	830	2,257
Total operating expenses	7,036	14,310	14,925	28,058

Loss from operations	(1,831)	(6,899)	(4,159)	(11,575)
Other income, net	22	130	43	347

Loss before provision for income taxes	(1,809)	(6,769)	(4,116)	(11,228)
Provision for income taxes	50	66	75	116
Net loss	(1,859)	(6,835)	(4,191)	(11,344)
Dividends on preferred stock	48	—	54	—

Net loss applicable to common shares	$(1,907)	$(6,835)	$(4,245)	$(11,344)

Net loss per common share - basic and diluted	$(0.20)	$(0.73)	$(0.45)	$(1.21)

Weighted average common shares outstanding - basic and diluted	9,552	9,388	9,522	9,371

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2002	2001
Increase (decrease) in cash

Cash flows from operating activities:
Net loss	$(4,191)	$(11,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	971	2,039
Changes in operating assets and liabilities:
Accounts receivable	1,539	5,325
Other current assets	58	32
Accounts payable	(713)	136
Accrued expenses, lease obligations on excess space, compensation, benefits and other	380	(900)
Deferred revenue	(916)	(2,359)

Net cash used in operating activities	(2,872)	(7,071)

Cash flows from investing activities:
Additions to property and equipment	(123)	(272)
Maturities of short-term investments	5,749	8,944
Purchases of short-term investments	(800)	(6,030)
Other, net	(99)	(150)

Net cash provided by investing activities	4,727	2,492

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	143	371
Proceeds from the issuance of convertible preferred stock	2,000	—

Net cash provided by financing activities	2,143	371

Effect of exchange rate changes on cash	77	(1)

Net increase (decrease) in cash and cash equivalents	4,075	(4,209)
Cash and cash equivalents, beginning of period	2,326	9,379

Cash and cash equivalents, end of period	$6,401	$5,170

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

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the previously reported results of operations or retained earnings.  In accordance with a new Emerging Issues Task Force (“EITF”) accounting pronouncement, which became effective January 1, 2002, the Company has reclassified $224,000 and $310,000 of reimbursable travel as services revenue and cost of service for the three and six months ended June 30, 2001, respectively, to be consistent with current year presentation.

2.             LIQUIDITY

The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $57.2 million at June 30, 2002.  As a result, the Company has used, and expects to continue to use, significant amounts of cash, cash equivalents and short-term investments to fund its operations.  See note 10 to the financial statements for contingencies and commitments.  The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of Segue, which in turn is dependent upon Segue’s ability to increase sales and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

Management has taken significant steps to streamline its operations, as discussed in the accompanying notes, and will continue to do so as the situation warrants.  These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must grow revenue above current levels to allow Segue to achieve and sustain profitability and to get to positive cash flow from operations, if it is to continue as a viable business. There are uncertainties as to whether or when this will occur.

In March 2002, the Company sold 666,667 shares of Preferred Stock to S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, for $2.0 million.  With this investment and assuming that Segue can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs in the near future.  Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

If business continues at the same rate as in the current quarter and further actions are not taken, Segue could run out of cash in the first or second quarter of 2003.

3.             RECENT ACCOUNTING DEVELOPMENTS

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.  Major provisions of these statements and their effective dates for Segue are as follows:

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

Segue adopted SFAS No. 142 effective January 2002.  Segue continued to amortize goodwill recognized prior to July 1, 2001, under its then current method until December 31, 2001, after which date the annual and quarterly goodwill amortization of $1.5 million and $377,000, respectively, ceased to be amortized.   Segue’s goodwill arose from an acquisition, for which Segue obtained its SilkPerformer product.  It is to this component that the goodwill is attached for purposes of determining fair value.  During the quarter ended June 30, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill.  No impairment existed at the time of this initial test.  Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the balance sheet at June 30, 2002.

In accordance with the adoption of SFAS No. 142, the following table presents what the net loss and net loss per common share for each of the periods would have been exclusive of the goodwill amortization.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
In thousands, except per share data

Reported net loss applicable to common shares	$(1,907)	$(6,835)	$(4,245)	$(11,344)
Add back: Goodwill amortization	—	377	—	753
Adjusted net loss applicable to common shares	$(1,907)	$(6,458)	$(4,245)	$(10,591)

Basic and diluted loss per common share:
Reported net loss per common share	$(0.20)	$(0.73)	$(0.45)	$(1.21)
Add back: Goodwill amortization	—	0.04	—	.08
Adjusted net loss per common share	$(0.20)	$(0.69)	$(0.45)	$(1.13)

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

In November 2001, EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued.  This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller.  This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration.  This EITF is effective for annual and interim periods beginning after

December 15, 2001.  Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF.   In January 2002, the Company adopted this EITF.  During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer.  Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such.  Per the contract with the customer, this payment is a one-time expenditure.  In accordance with EITF Issue No. 01-9, in the second quarter ended June 30, 2002, we recorded as a revenue reduction amounts paid to resellers as referral fees for sales.  There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

4.             OTHER ASSETS

Included in other assets at June 30, 2002 and December 31, 2001 is an interest bearing promissory note receivable of approximately $322,000 and $305,000, respectively, from Segue’s chief executive officer. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal.  Interest shall be payable on each anniversary of the note, beginning on March 22, 2002.  The Compensation Committee of the Company’s board of directors approved adding the interest due on the loan as of March 22, 2002 to the principal balance.  The borrower must use the proceeds from any Company paid bonus or gain on the sale of shares of stock underlying options issued by the Company to pay any outstanding balance on the note.  The note is payable in full on March 22, 2006 and is secured by a Second Mortgage and Security Agreement between Segue and its chief executive officer.

5.             PREFERRED STOCK

On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually.  The Preferred Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted.  The registration rights expire on March 22, 2007.  Based on written confirmation from Nasdaq, the Company did not need to seek shareholder approval of this transaction.

On June 30, 2002, 21,533 shares of Preferred Stock were issued as dividends on the Preferred Stock.

6.             RESTRUCTURING CHARGES

Over the past year, Segue has executed various restructuring plans aimed at reducing the expenses of the Company.  As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices, net of estimated sublease income.  The following table summarizes the restructuring actions and charges incurred by quarter.

Quarter	Severance and other employee related costs	Number of employees terminated as part of restructuring plan	% Reduction in workforce	Cost of estimated facility obligations, net of estimated sublease income	Office for which facility costs accrued	Total Restructuring Charge

Q2 2002	$—	—	—%	$147,000	Lexington	$147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000
Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and Los Gatos	2,257,000

Total	$1,903,000			$3,148,000		$5,051,000

As of June 30, 2002, the Company still had approximately $358,000 accrued for severance and other employee related costs associated with the above restructuring actions.

During the second quarter of 2002, the $147,000 that was accrued for restructuring reflects an incremental estimated loss associated with additional excess space that the Company made available in its Lexington facility, in anticipation of a sublease transaction that the Company is currently negotiating.  At June 30, 2002, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $2.3 million.  This is comprised of an estimated $7.2 million for future rents payable by Segue on unoccupied space, plus $372,000 in miscellaneous costs related to subleasing the space, less approximately $5.3 million of estimated future sublease income.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on the estimates of terms associated with a proposed sublease for the Lexington facility that is not yet signed, but in active negotiations.    If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.

7.             PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $50,000 and $75,000 for the three and six months ended June 30, 2002, respectively, and $66,000 and $116,000 for the same periods last year. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.             NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss applicable to common shares	$(1,907)	$(6,835)	$(4,245)	$(11,344)
Weighted average shares used in net loss per share—basic and diluted	9,552	9,388	9,522	9,371
Net loss per common share—basic and diluted	$(0.20)	$(0.73)	$(0.45)	$(1.21)

Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were options to purchase 3,444,641 and 3,427,977 shares of common stock, respectively, and 688,200 and 0 shares of common stock issuable upon the conversion of preferred stock, respectively, because their inclusion would be anti-dilutive.

9.             COMPREHENSIVE LOSS

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(1,859)	$(6,835)	$(4,191)	$(11,344)
Foreign translation adjustments	99	194	196	4
Comprehensive loss	$(1,760)	$(6,641)	$(3,995)	$(11,340)

10.          COMMITMENTS AND CONTINGENCIES

Under the provisions of Segue’s lease at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of June 30, 2002, current assets, as defined in the lease, were $10.3 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At June 30, 2002, the amount of the security deposit required is approximately $1.5 million, which is currently under negotiation with the landlord.

In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004.  As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure.  This amount was charged to earnings, as a reduction to revenue, in the first quarter of 2002 and the payment was made in April 2002.  Segue also agreed to provide certain amounts of training to IBM employees at no charge.

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

11.          SEGMENT REPORTING

The Company considers that it has the following reportable operating segments based on differences in products and services.  Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing their performance. Software licenses substantially consist of sales of our Silk product line.  These operating segments are reviewed only to the gross margin level.  The company does not maintain and cannot separate balance sheet information or full profit and loss information for these segments.  The following table sets forth the reportable operating segments (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$2,514	$2,341	$3,657	$3,501	$5,829	$5,426	$9,179	$8,782

Training and consulting	1,050	331	2,427	1,103	2,352	942	4,914	1,962
Maintenance	3,292	2,558	3,614	2,807	6,721	5,423	7,497	5,739

Total services	4,342	2,889	6,041	3,910	9,073	6,365	12,411	7,701

Adjustment relating to payment to a customer	(25)	(25)	—	—	(1,025)	(1,025)	—	—

Total revenue	$6,831	$5,205	$9,698	$7,411	$13,877	$10,766	$21,590	$16,483

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and six months ended June 30 (in thousands):

	Total Revenue
	Three months ended June 30,		Six months ended June 30,		Long Lived Assets June 30,
	2002	2001	2002	2001	2002	2001

United States	$5,863	$8,570	$11,882	$18,664	$2,778	$3,951
Foreign	968	1,128	1,995	2,926	666	907
	$6,831	$9,698	$13,877	$21,590	$3,444	$4,858

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Segue believes its most critical accounting policies are as follows:

REVENUE RECOGNITION—Segue’s revenue recognition policy follows the guidance prescribed in Statement of Position 97-2 (SOP 97-2) and Statement of Position 98-9 (SOP 98-9). These call for the residual method of revenue for multi–element arrangements when the vendor–specific objective evidence (VSOE) of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Segue reviews of the VSOE of undelivered items semi-annually. If the average VSOE is substantially different from the standard VSOE, the Company adjusts the standards to be more reflective of the actual VSOE. This change may result in more or less revenue being recognized related to the initial delivery. To date, the difference between Segue’s standard VSOE and the actual VSOE has been immaterial.

BAD DEBT RESERVE—On a periodic basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

RESTRUCTURING CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue follows the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. As such, Segue recorded as restructuring charges an estimated loss on unused space in our Lexington and Los Gatos facilities that resulted from workforce reductions. Refer to Note 6 in our Condensed Consolidated Financial Statements in this Form 10-Q for additional information. This estimate was based on many factors that may be subject to change in the future including rental rates in the commercial office market and the estimated timeframe in which we expect to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space.  At June 30, 2002, the accrual balance related to the obligations associated with all of the excess office space is approximately $2.3 million.  This is comprised of an estimated $7.2 million for future rents payable by Segue on unoccupied space, plus $372,000 in miscellaneous costs related to subleasing the space, less approximately $5.3 million of estimated future sublease income.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on the estimates of terms associated with a proposed sublease for the Lexington facility that is not yet signed, but in active negotiations.  If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.  Segue is under a lease for the Lexington facility until October 2007. If the commercial real estate market changes significantly, then the factors that Segue used to estimate the loss may need to be revised, which could cause Segue to adjust the accrual that has been recorded. Segue monitors this on a quarterly basis.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended June 30,		Percentage of Revenue for Six Months Ended June 30,
	2002	2001	2002	2001

Revenue:
Software	36.8%	37.7%	42.0%	42.5%
Services	63.6	62.3	65.4	57.5
Subtotal revenue	100.4	100.0	107.4	100.0
Adjustment relating to payment to a customer	(0.4)	—	(7.4)	—
Net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	2.5	1.6	2.9	1.8
Cost of services	21.3	22.0	19.5	21.8
Total cost of revenue	23.8	23.6	22.4	23.6

Gross margin	76.2	76.4	77.6	76.4

Operating expenses:
Sales and marketing	58.9	78.0	60.9	73.8
Research and development	22.9	21.2	20.7	21.0
General and administrative	19.1	21.2	20.0	21.2
Amortization of goodwill	—	3.9	—	3.5
Restructuring and other charges	2.1	23.3	6.0	10.5
Total operating expenses	103.0	147.6	107.6	130.0

Loss from operations	(26.8)	(71.2)	(30.0)	(53.6)
Other income net	0.3	1.3	0.3	1.6
Loss before provision for income taxes	(26.5)	(69.9)	(29.7)	(52.0)
Provision for income taxes	0.7	0.6	0.5	0.5
Net loss	(27.2)%	(70.5)%	(30.2)%	(52.5)%

SOFTWARE REVENUE

Software revenue decreased 31% to $2.5 million during the second quarter of 2002 from $3.7 million for the same period in 2001. For the six months ended June 30, 2002, software revenue decreased 36% to $5.8 million from $9.2 million for the six months ended June 30, 2001.  The major factors contributing to the decrease in software revenue, as compared to the same periods in 2001, were the continued softness in Information Technology (“IT”) spending environment, longer time frames to close sales transactions and increased competition leading to greater discounts on sales.  The majority of Segue’s software license revenue comes from only two of its products, SilkTest and SilkPerformer.  International software revenue accounted for 21%, or $521,000, and 19%, or $1.1 million, of total software revenue for the three and six months ended June 30, 2002, respectively, as compared to 16%, or $569,000 and 20%, or $1.9 million for the same periods in 2001.  The decrease in international software revenue, in absolute dollars, was due to the slowdown in the European market and increased competition.

SERVICES REVENUE

Services revenue, which consists of training, consulting and maintenance, decreased 28% to $4.3 million during the second quarter of 2002 from $6.0 million in the same quarter of 2001. For the six months ended June 30, 2002, services revenue decreased 27% to $9.1 million, as compared to $12.4 million for the six months ended June 30, 2001.  As compared to the three and six months ended June 30, 2001, training and consulting revenue decreased 57% and 52% for the same periods in 2002, respectively.  The decrease in training and consulting revenue in 2002, as compared to the same prior-year periods, was mostly due to slower sales of product, which is a major driver for these services.  Additionally, the Company has encountered some resistance from customers, who are unwilling to spend money for services in this tight spending environment.  For the three and six months ended June 30, 2002, recognized maintenance revenue decreased 9% and 10% respectively, as compared to the same periods in 2001.  The decrease in recognized maintenance revenue was largely attributable to lower sales of new maintenance that accompany sales of software licenses, which have been slow.

COST OF SOFTWARE

Cost of software increased 11% to $173,000 during the second quarter of 2002 from $156,000 in the same quarter of 2001. For the six months ended June 30, 2002, cost of software increased 2% to $403,000 from $397,000 in the same period of 2001. As a percentage of software revenue, cost of software in the second quarter of 2002 and the six months ended June 30, 2002 increased to 7% from 4% in the same periods last year. The increase in cost of software, both in amount and as a percentage of software revenue, was primarily due to the increase in royalties associated with the agreement with T-Plan Ltd, which requires Segue to pay minimum quarterly royalties for the right to sell a modified version of T-Plan’s product, which Segue has called SilkPlan.  The increase in cost of software in 2002 is partially offset by decreases in personnel related costs and lower fulfillment costs that are the result of the lower volume of sales of software licenses.

COST OF SERVICES

Cost of services decreased 32% to $1.5 million during the second quarter of 2002 from $2.1 million in the same quarter of 2001.  For the six months ended June 30, 2002, cost of services decreased 43% to $2.7 million from $4.7 million in the same period in 2001.  Cost of services consists primarily of costs of providing customer technical support, training and consulting. During the second quarter of 2002, cost of services as a percentage of services revenue decreased to 33% from 35% in the same quarter last year.  For the six months ended June 30, 2002, cost of services as a percentage of services revenue decreased to 30% from 38% in the corresponding prior-year period.  Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants. Cost of training and consulting in the second quarter of 2002 decreased 46% to $719,000 from $1.3 million for the same quarter of 2001. For the six months ended June 30, 2002, cost of training and consulting decreased 52% to $1.4 million as compared to $3.0 million for the corresponding prior-year period. The decrease is primarily attributable to lower personnel related expenses, as a result of the workforce reductions during the past year, and reductions in travel related expenses, as a result of a lower number of training and consulting engagements and cost savings programs.  For the three and six months ended June 30, 2002, cost of maintenance decreased 9% and 26% to $734,000 and  $1.3 million, respectively, as compared to $807,000 and $1.8 million, respectively, for the same periods in 2001. The decreases are mainly in personnel related costs, which are the result of past reductions in workforce and further shifting of support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower.

SALES AND MARKETING

Sales and marketing expenses decreased 47% to $4.0 million during the second quarter of 2002 from $7.6 million in the second quarter of 2001.  For the six months ended June 30, 2002, sales and marketing expenses decreased 47% to $8.4 million from $15.9 million in the corresponding prior-year period.  The main reasons for the decreases are lower personnel related costs due to restructurings over the past year, less spending on marketing programs, reduced commissions because of lower revenue and decreased travel related expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 24% to $1.6 million during the second quarter of 2002 from $2.1 million in the same quarter of 2001.  For the six months ended June 30, 2002, research and development expenses decreased 37% to $2.9 million from $4.5 million in the corresponding prior-year period.  The decreases are mainly in personnel related costs, due to the workforce reductions of the past year, including the closing of the development lab in California.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 37% from $2.1 million for the second quarter of 2001 to $1.3 million for the quarter ended June 30, 2002.  For the six months ended June 30, 2002, general and administrative expenses decreased 39% to $2.8 million from $4.6 million in the corresponding prior-year period.  The decreases in expenses are a result of lower personnel related expenses due to the restructuring actions in 2001, reduced consulting expenses that were part of the cost savings plans, and bad debt recoveries of $196,000 in the first six months of 2002 as compared to bad debt expense for the same period in 2001.

AMORTIZATION OF GOODWILL

As required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002.  During the quarter ended June 30, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill.  No impairment existed at the time of this initial test.  For the three and six months ended June 30, 2001, amortization of goodwill was $377,000 and $753,000, respectively.

RESTRUCTURING CHARGES

During the second quarter of 2002, Segue recorded as restructuring charges $147,000 for an increase in the estimate of the loss associated with excess office facilities. For the six months ended June 30, 2002, the Company recorded restructuring charges of $830,000, which included $559,000 for a reduction in workforce of approximately 5% and approximately $271,000 for facility–related costs, which included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.  For the three and six months ended June 30, 2001, Segue recorded $2.3 million for restructuring charges, including $859,000 for severance and employee related costs associated with a reduction in force of approximately 20% and $1.4 million for estimated lease obligations associated with the excess office facilities in our Lexington and Los Gatos offices, net of anticipated subleasing income.

OTHER INCOME, NET

Other income, net decreased 83% to $22,000 during the second quarter of 2002 from $130,000 in the same quarter of 2001.  For the six months ended June 30, 2002, net other income decreased 88% to $43,000 from $347,000 in the same period last year.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in 2002 in comparison to the same period in 2001, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $50,000 and $75,000 for the three and six months ended June 30, 2002, respectively, as compared to $66,000 and $116,000 for the same periods in 2001.  There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $6.4 million, as compared to $7.3 million as of December 31, 2001.

During the first six months of 2002, we used $2.9 million for operating activities, resulting from our net loss, adjusted for depreciation of fixed assets, as well as decreases in accounts payable and deferred revenue, offset by increases in accrued expenses and decreases in accounts receivable and other current assets.

Our investing activities generated cash of $4.7 million in the first half of 2002, which primarily came from maturing short-term investments. We continued to keep purchases of property and equipment low during the quarter.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

We generated funds from financing activities of $2.1 million during the first quarter of 2002.  $2.0 million of this is related to the issuance of convertible preferred stock, and the balance is from the issuance of stock under the employee stock purchase plan and the exercise of stock options.

In 2001 and the first half of 2002, Segue had executed various restructuring actions, for which we had accrued severance, benefits and estimated lease obligations on excess office space, net of estimated subleasing income.  During the first half of 2002, we paid approximately $338,000 for the severance and termination benefits associated with all of the restructuring actions.  At June 30, 2002, we still had approximately $358,000 accrued for severance and benefits associated with all of the restructuring actions.  During the first quarter of 2002, we entered into a sublease with a private company for a small amount of the space in our Lexington office. The term of the sublease is from May 2002 through October 2007, which is the end of Segue’s

lease in Lexington.   At June 30, 2002, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $2.3 million.  This is comprised of an estimated $7.2 million for future rents payable by Segue on unoccupied space, plus $372,000 in miscellaneous costs related to subleasing the space, less approximately $5.3 million of estimated future sublease income.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on the estimates of terms associated with a proposed sublease for the Lexington facility that is not yet signed, but in active negotiations.  If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.

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

Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of June 30, 2002, current assets, as defined in the lease, were $10.3 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At June 30, 2002, the amount of the security deposit required is approximately $1.5 million, which is currently under negotiation with the landlord.

Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

We have historically had losses. This, accompanied by the current economic downturn, the slowdown of IT capital spending and increased competition, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

Segue actively pursued additional financing to fund working capital requirements. On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million. The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred Stock is callable on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted. The registration rights expire on March 22, 2007.

Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants.  These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must grow revenue above current levels to allow Segue to achieve and sustain profitability and to get to positive cash flow from operations, if it is to continue as a viable business. There are uncertainties as to whether or when this will occur.

Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, its new alliances with IBM and ASG and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with current cash and cash equivalents, that Segue should have sufficient resources to meet its forecasted working capital requirements in the near future.  However, if Segue can not grow its revenue or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.   These actions may possibly include further reductions in workforce, other cost reductions or raising additional capital.  At this time, Segue has no plans to take such actions.  If the Company needs additional financing, there is no assurance that it could raise capital on terms acceptable to it.

If business continues at the same rate as in the current quarter and further actions are not taken, Segue could run out of cash in the first or second quarter of 2003.

Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue funding its operations.

To date, inflation has not had a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s business is subject to many uncertainties and risks. This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995.  The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward–looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in Segue’s other filings with the SEC.

Our quarterly results may fluctuate.  Segue’s quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.  Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market, including the decline in IT spending, and decline of the general business climate, which make it difficult to predict the size and timing of individual orders; software bugs or other product quality problems; competition and pricing; customer order deferrals or reductions as a result of general business conditions and budget freezes; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of Segue’s operating expenses are related to personnel, facilities and marketing and sales programs.  The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on our expectations of future revenues.  If actual revenue levels are below management’s expectations, results of operations are likely to be adversely affected.  Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter.  As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy.  Segue typically does not experience order backlog. For these reasons, Segue believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses.  Losses have resulted in an accumulated deficit of approximately $57.2 million as of June 30, 2002.  For the first six months of 2002, we experienced significant revenue shortfalls from the same period in prior year. We initiated aggressive cost savings throughout 2001 and continued this in 2002, in an effort to reduce expenses, enhance the possibility of breakeven, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending in the marketplace remains very uncertain particularly in light of the decline in the business climate throughout 2001 and 2002.  If IT spending continues to decline, Segue’s revenues could be further adversely impacted.

Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.   In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program. The SilkElite Partner Program focuses on resellers, consulting partners and distributors.  SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services.  The success of the expansion of key strategic alliances and the SilkElite Partner Program is uncertain, faces strong competition, and takes time and significant resources to develop.  Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Partner Program, the financial results and stock price could be adversely affected.

Segue may not generate substantial incremental revenue from the expanded relationship with IBM.   Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ new remote infrastructure analysis offering.  IBM will use Segue’s recently introduced monitoring product, SilkVision and Segue’s enhanced scalability product, SilkPerformer V.  Segue invested significant resources in the alliance, including $1.0 million paid in April 2002, to accelerate the availability of the new IBM service offering.  Should the IBM service offering not be successful, Segue will not generate substantial incremental revenue and its business could be materially adversely affected.

Selling products and services through alliances and partnerships may limit our control and interaction with end users of our products.  As a result, our ability to forecast sales accurately, evaluate customer satisfaction and recognize emerging customer requirements may be limited.  Our ability to develop and maintain customer goodwill could also be affected.  Finally, we will have to resolve potential channel selling conflicts among our sales force and business partners in order to make the partner program successful.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.   The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors.  To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over 90% of Segue’s product revenue in the first six months of 2002 and all of 2001 was generated from its SilkPerformer and SilkTest products.  In 2001, we introduced our new web-based enterprise-monitoring product, SilkVision, and our enhanced scalability testing product SilkPerformer V.  Segue also announced an alliance to integrate and resell a test management tool from T-Plan Ltd, that we named SilkPlan.  In addition, Segue also introduced a Unicode multi–lingual testing capability for the Company’s regression testing tool, SilkTest International.  If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies.  Segue believes that based on potential incremental revenue from its strategic alliances, its SilkElite Partner Program, the expanded IBM relationship, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business.  Revenue in the first half of 2002 declined by approximately 36% from revenue in the same period last year.  If future sales do not grow above current levels or revenue continues to decline, however, we may have to raise additional financing to fund working capital needs.  If we fail to generate incremental revenue, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources in the near future, and our business may be materially adversely affected.

We may not be successful in subletting excess office space.  Segue is taking aggressive steps to sublet its excess office space.  The real estate market is changing rapidly and there is significant excess capacity in the Greater Boston market.  These efforts may not be successful or may take significant time and resources.  If these efforts are not successful, Segue will not realize its estimated cost savings or the amount of estimated future subleasing income (estimated to be $5.3 million at June 30, 2002) used in the restructuring reserve calculation, and real estate costs will continue to affect cash flow.

We may have difficulty managing organizational change and operating the business efficiently with fewer resources.   In 2001 and 2002, Segue reorganized its sales force; appointed new leaders in its support services consulting and product development areas; appointed a new head of international sales; hired a new Vice President of Product Marketing, who was recently terminated; hired a new Senior Vice President of Worldwide Sales, who was terminated in 2002; terminated the Senior Vice President of Marketing; eliminated the inside sales group in 2001 and re-formed a smaller inside sales group in 2002; created a new strategic alliance program; shifted research and development resources; and consolidated several of its activities as a result of reduced headcount.  During 2001, Segue reduced its headcount by approximately 37% and in the first quarter of 2002 further reduced headcount by an additional 5%.  The success of these organizational and other changes is uncertain and Segue’s ability to manage its business efficiently or develop new products and upgrades with fewer resources could adversely affect its business.

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

We face many risks associated with international business activities.  We derived approximately 19% of total software sales from international customers in the first half of 2002.  The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies.  Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations.  To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing activities.  In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.  Our investing strategy to manage interest rate and market exposure is to invest in short-term, highly secure and liquid investments.  We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of June 30, 2002, we had no short-term investments, only cash and cash equivalents.

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates.  These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations.  We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading.  Historically, our primary exposures have been related to the operations of our foreign subsidiaries.  During the first half of 2002, we incurred expenses of approximately $165,000 related to foreign currency.  The expense effect of foreign currency in the first half in 2001 was approximately $190,000.  As of June 30, 2002, the cumulative translation of foreign currency changes recorded against stockholders’ equity was $1,000.  On January 1, 2002, the Euro became the local currency for two of our operating subsidiaries, Austria and Germany.  We anticipate that the impact of the Euro will have a larger effect than in the past, as we will have both transactions and translation related to this currency.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders of Segue Software, Inc. (the “Annual Meeting”) was held on May 31, 2002.

At the Annual Meeting, the following individuals were elected to Segue’s Board of Directors, constituting all members of Segue’s Board of Directors:

	Votes For	Votes Withheld
Leonard E. Baum	8,568,836	107,813
Stephen B. Butler	8,568,836	107,813
Edmund F. Kelly	8,434,081	242,568
John R. Levine	8,568,836	107,813
Howard L. Morgan	8,568,836	107,813
Robert W. Powers, Jr.	8,568,836	107,813
Jyoti Prakash	8,568,836	107,813
James H. Simons	8,568,836	107,813

The following additional proposals were considered at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld
Ratification of the appointment of Grant Thornton LLP independent public accountants for the fiscal year ending December 31, 2002	8,587,044	61,734	27,871

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002.

SEGUE SOFTWARE, INC.

By:	/s/ STEPHEN B. BUTLER

Stephen B. Butler
Chief Executive Officer, President and Director

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Segue Software, Inc. (the “Company”) for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned Chief Executive Officer, President and Director and Chief Financial Officer and Treasurer of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN B. BUTLER	/s/ DOUGLAS ZACCARO

Stephen B. Butler	Douglas Zaccaro
Chief Executive Officer, President and Director	Chief Financial Officer and Treasurer

Date: August 14, 2002	Date: August 14, 2002