Form 10-Q
period 2002-09-30
SEGUE SOFTWARE INC
filed 2002-11-14
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of November 5, 2002 was 9,618,315.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$4,898	$2,326
Short-term investments	—	4,949
Accounts receivable, net of allowances of $264 and $594, respectively	5,671	5,332
Other current assets	1,341	1,384
Total current assets	11,910	13,991

Property and equipment, net	2,499	3,730
Goodwill, net	1,506	1,506
Other assets	518	417
Total assets	$16,433	$19,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$938	$1,903
Accrued compensation and benefits	1,768	1,184
Accrued lease obligations on excess space	2,376	2,405
Accrued expenses	1,672	1,601
Deferred revenue	7,939	8,072
Total current liabilities	14,693	15,165

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 688 and 0 shares issued and outstanding of Series B preferred stock, respectively	7	—
Common stock, par value $.01 per share; 30,000 shares authorized; 9,764 and 9,599 shares issued, respectively	98	96
Additional paid-in capital	60,397	58,150
Cumulative translation adjustment	(2)	(197)
Accumulated deficit	(58,160)	(52,970)
	2,340	5,079
Less treasury stock, at cost, 145 shares	(600)	(600)
Total stockholders’ equity	1,740	4,479
Total liabilities and stockholders’ equity	$16,433	$19,644

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software	$3,754	$3,655	$9,583	$12,834
Services	4,016	5,159	13,089	17,570
Subtotal revenue	7,770	8,814	22,672	30,404
Adjustment relating to payment to customers	(7)	—	(1,032)	—
Net revenue	7,763	8,814	21,640	30,404

Cost of revenue:
Cost of software	193	95	596	492
Cost of services	1,307	1,711	4,015	6,421
Total cost of revenue	1,500	1,806	4,611	6,913

Gross margin	6,263	7,008	17,029	23,491

Operating expenses:
Sales and marketing	3,906	5,491	12,355	21,423
Research and development	1,478	1,925	4,343	6,455
General and administrative	1,434	1,649	4,215	6,235
Amortization of goodwill	—	376	—	1,129
Restructuring charges	373	1,964	1,203	4,221
Total operating expenses	7,191	11,405	22,116	39,463

Loss from operations	(928)	(4,397)	(5,087)	(15,972)
Other income, net	31	78	74	425

Loss before provision for income taxes	(897)	(4,319)	(5,013)	(15,547)
Provision for income taxes	48	50	123	166
Net loss	(945)	(4,369)	(5,136)	(15,713)
Dividends on preferred stock	58	—	112	—

Net loss applicable to common shares	$(1,003)	$(4,369)	$(5,248)	$(15,713)

Net loss per common share - basic and diluted	$(0.10)	$(0.46)	$(0.55)	$(1.67)

Weighted average common shares outstanding - basic and diluted	9,584	9,421	9,543	9,388

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended September 30,
	2002	2001
Increase (decrease) in cash

Cash flows from operating activities:
Net loss	$(5,136)	$(15,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,420	3,031
Changes in operating assets and liabilities:
Accounts receivable	(232)	6,639
Other current assets	64	(120)
Accounts payable	(978)	439
Accrued expenses, lease obligations on excess space, compensation, benefits and other	651	340
Deferred revenue	(214)	(3,332)

Net cash used in operating activities	(4,425)	(8,716)

Cash flows from investing activities:
Additions to property and equipment	(140)	(425)
Maturities of short-term investments	5,749	12,944
Purchases of short-term investments	(800)	(10,081)
Other, net	(98)	(177)

Net cash provided by investing activities	4,711	2,261

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	201	467
Proceeds from the issuance of convertible preferred stock	2,000	—

Net cash provided by financing activities	2,201	467

Effect of exchange rate changes on cash	85	(13)

Net increase (decrease) in cash and cash equivalents	2,572	(6,001)
Cash and cash equivalents, beginning of period	2,326	9,379

Cash and cash equivalents, end of period	$4,898	$3,378

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

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the previously reported results of operations or retained earnings.  In accordance with a new Emerging Issues Task Force (“EITF”) accounting pronouncement, which became effective January 1, 2002, the Company has reclassified $111,000 and $421,000 of reimbursable travel as services revenue and cost of service for the three and nine months ended September 30, 2001, respectively, to be consistent with current year presentation.

2.        LIQUIDITY

The Company has generally incurred losses since it began operations, which has resulted in an accumulated deficit of approximately $58.2 million at September 30, 2002.  As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations.  See note 10 to the financial statements for commitments and contingencies.  The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of Segue, which in turn are dependent upon Segue’s ability to increase sales and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

Management has taken significant steps to streamline its operations, as discussed in the accompanying notes, and will continue to do so as the situation warrants.  These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must maintain revenue at or above current levels to allow Segue to achieve and sustain profitability and to get to positive cash flow from operations, if it is to continue as a viable business. There are uncertainties as to whether or when this will occur.

In March 2002, the Company sold 666,667 shares of Preferred Stock to S-7 Associates LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, for $2.0 million.  With this investment and assuming that Segue can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs in the near future.  Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

The effects of the steps taken by management have significantly reduced the Company’s cash out flow.  Furthermore, at the end of September 2002, the Company was in final negotiations to restructure its lease for approximately 30,000 square feet in its Lexington facility.  If signed, the proposed restructured lease would result in a positive cash impact of over $700,000 annually for the next 5 years.  Under the terms of the original lease and this proposed agreement, however, Segue would be required to provide the landlord an initial letter of credit for $700,000. The cash security that will be posted will be classified as restricted cash.  This required letter of credit would be reduced over time, by formula, to zero by August 2005.

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

•                                          Goodwill and intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized.  Effective January 1, 2002, all previously recognized but unamortized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•                                          Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•                                          All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Segue adopted SFAS No. 142 effective January 2002.  Segue continued to amortize goodwill recognized prior to July 1, 2001, under its then current method until December 31, 2001, after which date the annual and quarterly goodwill amortization of $1.5 million and $377,000, respectively, ceased to be amortized.   Segue’s goodwill arose from an acquisition, for which Segue obtained its SilkPerformer product.  It is to this component that the goodwill is attached for purposes of determining fair value.  During the quarter ended June 30, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill.  No impairment existed at the time of this initial test.  Segue will re-evaluate the fair value of the goodwill during Q4 2002.  Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the balance sheet at September 30, 2002.

In accordance with the adoption of SFAS No. 142, the following table presents what the net loss and net loss per common share for each of the periods would have been exclusive of the goodwill amortization.

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
In thousands, except per share data

Reported net loss applicable to common shares	$(1,003)	$(4,369)	$(5,248)	$(15,713)
Add back: Goodwill amortization	—	376	—	1,129
Adjusted net loss applicable to common shares	$(1,003)	$(3,993)	$(5,248)	$(14,584)

Basic and diluted loss per common share:
Reported net loss per common share	$(0.10)	$(0.46)	$(0.55)	$(1.67)
Add back: Goodwill amortization	—	0.04	—	.12
Adjusted net loss per common share	$(0.10)	$(0.42)	$(0.55)	$(1.55)

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121.  SFAS No. 144 provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale.  This statement also focuses on reporting the effects of a disposal. This statement is effective for fiscal years beginning after December 15, 2001.  The Company adopted this statement as of January 1, 2002 and does not expect this adoption to have a material impact to the Company’s financial position or results of operations.

In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued.  This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller.  This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration.  This EITF is effective for annual and interim periods beginning after December 15, 2001.  Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF.   In January 1, 2002, the Company adopted this EITF.  During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in Q2 2002.  Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such.  Per the contract with the customer, this payment is a one-time expenditure.  In accordance with EITF Issue No. 01-9, in the third quarter ended September 30, 2002, we recorded approximately $7,000 as a revenue reduction for amounts paid to resellers as referral fees for sales.  There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, at which time the Company will adopt this SFAS.

4.        OTHER ASSETS

Included in other assets at September 30, 2002 and December 31, 2001 is the principal balance of an interest bearing promissory note receivable of approximately $322,000 and $305,000, respectively, from Segue’s chief executive officer. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal.  Interest shall be payable on each anniversary of the note, beginning on March 22, 2002.  The Compensation Committee of the Company’s board of directors approved adding the interest due on the loan as of March 22, 2002 to the principal balance.  The borrower must use the proceeds from any Company paid bonus or gain on the sale of shares of stock underlying options issued by the Company to pay any outstanding balance on the note.  The note is payable in full on March 22, 2006 and is secured by a Second Mortgage and Security Agreement between Segue and its chief executive officer.  This note receivable is grandfathered under the recently enacted Sarbanes-Oxley Act of 2002.

5.        EQUITY TRANSACTIONS

On March 22, 2002, the Company and S-7 Associates LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually.  The Preferred Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted.  The registration rights expire on March 22, 2007.  Based on written confirmation from Nasdaq, the Company did not need to seek shareholder approval of this transaction.

On June 30, 2002, 21,533 shares of Preferred Stock were issued as dividends on the Preferred Stock.  For the quarter ended September 30, 2002, an additional 20,646 shares of Preferred Stock were earned as dividends and will be issued on December 31, 2002.  Preferred Stock dividends earned for the three and nine months ended September 30, 2002 resulted in an expense of approximately $58,000 and $112,000 respectively. The fair value of the Preferred Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares. These dividend amounts differ slightly from our October 29, 2002 results press release.

For the nine months ended September 30, 2002, a total of 26,995 options to purchase common stock were exercised by employees and directors, and a total of 137,271 shares of common stock was purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $201,000.  For the nine months ended September 30, 2001, a total of 3,733 options to purchase common stock were exercised by employees and directors, and a total of 123,655 shares of common stock was purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $467,000.

6.             RESTRUCTURING CHARGES

Over the past 18 months, Segue has executed various restructuring plans aimed at reducing the expenses of the Company.  As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices, net of estimated sublease income.  The following table summarizes the restructuring actions and charges incurred by quarter.

Quarter	Severance and other employee related costs	Number of employees terminated as part of restructuring plan	% Reduction in workforce	Cost of estimated facility obligations, net of estimated sublease income	Office for which facility costs accrued	Total Restructuring Charge

Q3 2002	—	—	—	$373,000	Lexington	$373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	$559,000	12	5%	124,000	Lexington	683,000
Total 02	559,000	12		644,000		1,203,000

Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—
Total 01	1,344,000	115		2,877,000		4,221,000

Total	$1,903,000	127		$3,521,000		$5,424,000

As of September 30, 2002, the Company still had approximately $233,000 accrued for severance and other employee related costs associated with the above restructuring actions.

During the third quarter of 2002, the $373,000 that was accrued for restructuring reflects an incremental estimated loss associated with excess space that the Company made available in its Lexington facility, in anticipation of a restructured lease transaction that the Company is currently negotiating.  At September 30, 2002, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $2.4 million.  This is comprised of an estimated $6.8 million for future rent obligations by Segue on unoccupied space, plus $295,000 in miscellaneous costs related to subleasing the space, less approximately $4.7 million of estimated future reduced lease obligations.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on management’s estimates of terms associated with a proposed restructured lease for the Lexington facility that is not yet consummated, but in final negotiations.    If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.

7.        PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $48,000 and $123,000 for the three and nine months ended September 30, 2002, respectively, and $50,000 and $166,000 for the same periods last year. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.        NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss applicable to common shares	$(1,003)	$(4,369)	$(5,248)	$(15,713)
Weighted average shares used in net loss per share—basic and diluted	9,584	9,421	9,543	9,388
Net loss per common share—basic and diluted	$(0.10)	$(0.46)	$(0.55)	$(1.67)

Excluded from the calculation of diluted earnings per share at September 30, 2002 and 2001 were options to purchase 3,303,334 and 3,168,357 shares of common stock, respectively, and 688,200 and 0 shares of common stock issuable upon the conversion of preferred stock, respectively, because their inclusion would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(945)	$(4,369)	$(5,136)	$(15,713)
Foreign translation adjustments	(1)	(42)	195	(38)
Comprehensive loss	$(946)	$(4,411)	$(4,941)	$(15,751)

10.      COMMITMENTS AND CONTINGENCIES

At the end of September 2002, the Company was in active negotiations on a restructured lease for approximately 30,000 square feet of its Lexington facility.  Under the provisions of Segue’s current lease at its Lexington facility, Segue has an obligation to provide a security deposit to the landlord if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of September 30, 2002, current assets, as defined in the lease, were $10.6 million and at December 31, 2001 were $12.6 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At September 30, 2002, the amount of the security deposit required is approximately $1.1 million, which is currently under negotiation with the landlord.  If Segue is able to complete the restructured lease, the landlord has verbally agreed to reduce the required deposit to $700,000.  Under the terms of the agreement, the $700,000 would be in the form of a letter of credit.  The cash security that will be posted will be classified as restricted cash.  This required letter of credit would be reduced over time, by formula, to zero by August 2005.

In January 2002, Segue entered into an agreement to be the exclusive external remote hosting application performance monitoring and scalability testing software provider to IBM Global Infrastructure and Systems Management Services (ISM), a division within IBM Global Services, for the infrastructure used by ISM for this service for a period of three years through December 31, 2004.  As part of this agreement, the Company agreed to pay $1.0 million to IBM to be used to help fund the costs of deploying the remote monitoring infrastructure.  This amount was charged to earnings as a reduction to revenue, based on EITF No. 01-9, in the first quarter of 2002 and the payment was made in April 2002.  Segue also agreed to provide certain amounts of training to IBM employees at no charge.

In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom.  Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan, for which Segue will pay T-Plan Ltd. a royalty for each unit sold.  Under the terms of the agreement, Segue must pay T-Plan Ltd. a minimum quarterly royalty of $45,000 for the period ending March 31, 2002, $75,000 for the period ending June 30, 2002, and $100,000 for subsequent quarters.  On October 1, 2002, both parties signed an amendment to the contract that stated that beginning with the first quarter of 2003, the minimum royalties would be renegotiated.  Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination.  Other remaining royalty arrangements are not significant.

As of October 15, 2001, the Company’s $1 million employer’s practices liability insurance policy expired.  Due to insurance market conditions, the Company did not elect to acquire a new policy due to terms offered, but purchased a one-year extended reporting provision that covered claims made during the period October 15, 2001 through October 15, 2002, arising from occurrences prior to October 15, 2001.  In March 2002, the Company purchased a new employer’s practices liability insurance policy with an exclusion for claims made that were based on occurrences before March 15, 2002.  Based on the coverage under the extended reporting endorsement and the new policy, the Company is self-insured for any claims made that are based on occurrences between October 15, 2001 and March 15, 2002.  The Company is not aware of the assertion of any claims based on occurrences during this period.

In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts.  These potential obligations, should a triggering event take place, are less than $2.0 million.

As of September 30, 2002, Segue had approximately $1.7 million in net stockholder’s equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our listing on the NASDAQ Small Cap Exchange.  Management is currently in the process of developing a plan to re-establish net stockholder’s equity above the $2.5 million threshold.

11.          SEGMENT REPORTING

The Company considers that it has the following reportable operating segments based on differences in products and services.  Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance. Software licenses substantially consist of sales of our Silk product line.  These operating segments are reviewed by management to the gross margin level.  The Company does not maintain and can not separate balance sheet information or full profit and loss information for these segments.  The following table sets forth the reportable operating segments (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,754	$3,561	$3,655	$3,560	$9,583	$8,987	$12,834	$12,342

Training and consulting	761	194	1,738	686	3,113	1,136	6,652	2,648
Maintenance	3,255	2,515	3,421	2,762	9,976	7,938	10,918	8,501

Total services	4,016	2,709	5,159	3,448	13,089	9,074	17,570	11,149

Adjustment relating to payment to a customer	(7)	(7)	—	—	(1,032)	(1,032)	—	—

Total revenue	$7,763	$6,263	$8,814	$7,008	$21,640	$17,029	$30,404	$23,491

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and nine months ended September 30 (in thousands):

	Total Revenue
	Three months ended September 30,		Nine months ended September 30,		Long Lived Assets September 30,
	2002	2001	2002	2001	2002	2001

United States	$6,430	$7,770	$18,312	$26,434	$2,437	$3,831
Foreign (substantially Europe)	1,333	1,044	3,328	3,970	580	869
	$7,763	$8,814	$21,640	$30,404	$3,017	$4,700

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

Segue reviews the methodology used to determine VSOE of undelivered items semi-annually, or if warranted, on a more frequent basis.  If the average VSOE is substantially different from the standard VSOE, the Company adjusts the standards to be more reflective of the actual VSOE. This change may result in more or less revenue being recognized related to the initial delivery. To date, the difference between Segue’s standard VSOE and the actual VSOE has been immaterial.

BAD DEBT RESERVE—On a regular basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectable and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

RESTRUCTURING CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue follows the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. As such, Segue recorded as restructuring charges an estimated loss on unused leased space in our Lexington and Los Gatos facilities that resulted from workforce reductions. Refer to Note 6 in our Condensed Consolidated Financial Statements in this Form 10-Q for additional information.  These estimates were based on many factors that may be subject to change in the future including rental rates in the commercial office market and the estimated timeframe in which we expect to sublease the space or restructure the lease.   Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. At September 30, 2002, the accrual balance related to the obligations associated with all of the excess office space is approximately $2.4 million.  This is comprised of an estimated $6.8 million for future rent obligations by Segue on unoccupied space, plus $295,000 in miscellaneous costs related to subleasing the space, less approximately $4.7 million of estimated future reduced lease obligations.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on management’s estimates of terms associated with a proposed restructured lease for the Lexington facility that is not yet consummated, but in final negotiations.    If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended September 30,		Percentage of Revenue for Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue:
Software	48.4%	41.5%	44.3%	42.2%
Services	51.7	58.5	60.5	57.8
Subtotal revenue	100.1	100.0	104.8	100.0
Adjustment relating to payment to a customer	(0.1)	—	(4.8)	—
Net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	2.5	1.1	2.8	1.6
Cost of services	16.8	19.4	18.6	21.1
Total cost of revenue	19.3	20.5	21.4	22.7

Gross margin	80.7	79.5	78.6	77.3

Operating expenses:
Sales and marketing	50.3	62.3	57.1	70.5
Research and development	19.1	21.8	20.1	21.2
General and administrative	18.5	18.7	19.5	20.5
Amortization of goodwill	—	4.3	—	3.7
Restructuring and other charges	4.8	22.3	5.6	13.9
Total operating expenses	92.7	129.4	102.3	129.8

Loss from operations	(12.0)	(49.9)	(23.7)	(52.5)
Other income net	0.4	.9	0.3	1.4
Loss before provision for income taxes	(11.6)	(49.0)	(23.4)	(51.1)
Provision for income taxes	0.6	0.6	0.6	0.5

Net loss	(12.2)%	(49.6)%	(24.0)%	(51.6)%

SOFTWARE REVENUE

Software revenue increased 3% to $3.8 million during the third quarter of 2002 from $3.7 million for the same period in 2001. For the nine months ended September 30, 2002, software revenue decreased 25% to $9.6 million from $12.8 million for the nine months ended September 30, 2001.  The major factor contributing to the increase in software revenue for the three months ending September 30, 2002 was the closing of several large deals, which significantly increased our average invoice size as compared to the same period last year.   On a year to date basis, the major reasons for the decline in software revenue as compared to the same period in 2001, were the continued softness in the Information Technology (“IT”) spending environment, longer time frames to close sales transactions and increased competition leading to greater discounts on sales.  The majority of Segue’s software license revenue comes from only two of its products, SilkTest and SilkPerformer.  International software revenue accounted for 22%, or $833,000, and 20%, or $2.0 million, of total software revenue for the three and nine months ended September 30, 2002, respectively, as compared to 19%, or $690,000 and 20%, or $2.6 million for the same periods in 2001.  The increase in international software revenue for the third quarter of 2002 versus the same quarter in 2001 can be attributed to the closing of a significant order in excess of $400,000 in 2002.  On a year to date basis, international software revenue has decreased in 2002, in absolute dollars, due to the general slowdown in the European market and increased competition.

SERVICES REVENUE

Services revenue, which consists of training, consulting and maintenance, decreased 22% to $4.0 million during the third quarter of 2002 from $5.1 million in the same quarter of 2001. For the nine months ended September 30, 2002, services revenue decreased 26% to $13.1 million, as compared to $17.6 million for the nine months ended September 30, 2001.  As compared to the three and nine months ended September 30, 2001, training and consulting revenue decreased 56% and 53% for the same periods in 2002, respectively.  The decrease in training and consulting revenue in 2002, as compared to the same prior-year periods, was mostly due to slower sales of product, which is a major driver for these services.  Additionally, the Company has encountered some resistance from customers, who are unwilling to spend money for services in this tight spending environment.  For the three and nine months ended September 30, 2002, recognized maintenance revenue decreased 5% and 9% respectively, as compared to the same periods in 2001.  The decrease in recognized maintenance revenue was largely attributable to lower year to date sales of new software that is sold with maintenance.

COST OF SOFTWARE

Cost of software increased 103% to $193,000 during the third quarter of 2002 from $95,000 in the same quarter of 2001. For the nine months ended September 30, 2002, cost of software increased 21% to $596,000 from $492,000 in the same period of 2001. As a percentage of software revenue, cost of software in the third quarter of 2002 increased to 5%, up from 3% for the same period in 2001.  For the nine months ended September 30, 2002, cost of software as a percentage of software revenue increased to 6% from 4% for the same period last year. The increase in cost of software, both in amount and as a percentage of software revenue, was primarily due to the increase in royalties associated with the October 2001 agreement with T-Plan Ltd, which requires Segue to pay minimum quarterly royalties for the right to sell a modified version of T-Plan’s product, which Segue has called SilkPlan.  The increase in cost of software in 2002 is partially offset by decreases in personnel related costs and lower allocated expenses that are due to the reduced headcount.

COST OF SERVICES

Cost of services decreased 24% to $1.3 million during the third quarter of 2002 from $1.7 million in the same quarter of 2001.  For the nine months ended September 30, 2002, cost of services decreased 37% to $4.0 million from $6.4 million in the same period in 2001.  Cost of services consists primarily of costs of providing customer technical support, training and consulting. During the third quarter of 2002, cost of services as a percentage of services revenue remained at 33%, the same percentage as the similar quarter last year.  For the nine months ended September 30, 2002, cost of services as a percentage of services revenue decreased to 31% from 37% in the corresponding prior-year period.  Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus outsourcing. Cost of training and consulting in the third quarter of 2002 decreased 46% to $567,000 from $1.1 million for the same quarter of 2001. For the nine months ended September 30, 2002, cost of training and consulting decreased 51% to $2.0 million as compared to $4.0 million for the corresponding prior-year period. The decrease is primarily attributable to lower personnel related expenses due to a lower volume of engagements, also the result of the workforce reductions during the past year, reductions in travel related expenses, as a result of a lower number of training and consulting engagements, a reduction in outsourcing expenses and cost savings programs.  For the three months ended September 30, 2002, cost of maintenance increased 12% to $740,000 from $659,000 as compared to the same period in 2001.  The increase in expense for the quarter is due to higher phone and data line expenses for our Northern Ireland technical support center.  For the nine months ended September 30, 2002, cost of maintenance decreased 16% to $2.0 million from $2.4 million for the same period in 2001. The decreases are mainly in personnel related costs, which are the result of past reductions in workforce and further shifting of support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower than in the United States, as well as a reduction in allocated expenses.  These reductions are offset by the increase in telephone and data expenses.

SALES AND MARKETING

Sales and marketing expenses decreased 29% to $3.9 million during the third quarter of 2002 from $5.5 million in the third quarter of 2001.  For the nine months ended September 30, 2002, sales and marketing expenses decreased 42% to $12.4 million from $21.4 million in the corresponding prior-year period.  The main reasons for the decreases are lower personnel related costs due to restructurings over the past year, less spending on marketing programs, reduced commissions because of lower revenue and decreased travel related expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 23% to $1.5 million during the third quarter of 2002 from $1.9 million in the same quarter of 2001.  For the nine months ended September 30, 2002, research and development expenses decreased 33% to $4.3 million from $6.5 million in the corresponding prior-year period.  The decreases are mainly in personnel related costs due to the workforce reductions of the past year, including the closing of the development lab in California during 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 13% from $1.7 million for the third quarter of 2001 to $1.4 million for the quarter ended September 30, 2002.  For the nine months ended September 30, 2002, general and administrative expenses decreased 32% to $4.2 million from $6.2 million in the corresponding prior-year period.  The decreases in expenses are a result of lower personnel related expenses due to the restructuring actions in 2001, reduced consulting expenses that were part of the cost savings plans, and a reduction in bad debt expense.   Bad debt expense was higher in prior years due to the number of dot-com business failures.

AMORTIZATION OF GOODWILL

As required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002.  During the quarter ended September 30, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill.  No impairment existed at the time of this initial test. Segue will re-evaluate the fair value of the goodwill during Q4 2002.  Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the balance sheet at September 30, 2002.  For the three and nine months ended September 30, 2001, amortization of goodwill was $376,000 and $1.1 million, respectively.

RESTRUCTURING CHARGES

During the third quarter of 2002, Segue recorded as restructuring charges $373,000 for an increase in the estimate of the loss associated with excess office facilities. For the nine months ended September 30, 2002, the Company recorded restructuring charges of $1.2 million, which included $559,000 for a reduction in the workforce of approximately 5% and approximately $644,000 for facility-related costs, which included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.  For the three months ended September 30, 2001, Segue recorded $2.0 million for restructuring charges, including $485,000 for severance and employee related costs associated with a reduction in force of approximately 14% and $1.5 million for estimated lease obligations associated with the excess office facilities in our Lexington and Los Gatos offices, net of anticipated subleasing income.  For the nine months ended September 30, 2001, Segue recorded restructuring charges of $4.2 million, which included $1.3 million for a total reduction in workforce of approximately 32% and approximately $2.9 million for facility-related costs, which included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington and Los Gatos offices, net of anticipated subleasing income.

OTHER INCOME, NET

Other income, net decreased 60% to $31,000 during the third quarter of 2002 from $78,000 in the same quarter of 2001.  For the nine months ended September 30, 2002, net other income decreased 83% to $74,000 from $425,000 in the same period last year.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in 2002 in comparison to the same period in 2001, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $48,000 and $123,000 for the three and nine months ended September 30, 2002, respectively, as compared to $50,000 and $166,000 for the same periods in 2001.  There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $4.9 million, as compared to $7.3 million as of December 31, 2001.

During the first nine months of 2002, we used $4.4 million for operating activities, resulting from our net loss, adjusted for depreciation of fixed assets, as well as decreases in accounts payable and deferred revenue, offset by increases in accrued expenses and decreases in accounts receivable and other current assets.

Our investing activities generated cash of $4.7 million in the first nine months of 2002, which primarily came from maturing short-term investments. We continued to keep purchases of property and equipment low during the quarter.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

We generated funds from financing activities of $2.2 million during the first nine months of 2002.  $2.0 million of this is related to the issuance of convertible preferred stock, and the balance is from the issuance of stock under the employee stock purchase plan and the exercise of stock options.

In 2001 and the first nine months of 2002, Segue had executed various restructuring actions, for which we had accrued severance, benefits and estimated lease obligations on excess office space, net of estimated subleasing income.  During the first nine months of 2002, we paid approximately $463,000 for the severance and termination benefits associated with all of the restructuring actions.  At September 30, 2002, we still had approximately $233,000 accrued for severance and benefits associated with all of the restructuring actions.  During the first quarter of 2002, we entered into a sublease with a private company for a small amount of the space in our Lexington office. The term of the sublease is from May 2002 through October 2007, which is the end of Segue’s lease in Lexington.   At September 30, 2002, the accrual balance related to the obligations associated with all of the excess office space is approximately $2.4 million.  This is comprised of an estimated $6.8 million for future rent obligations by Segue on unoccupied space, plus $295,000 in miscellaneous costs related to subleasing the space, less approximately $4.7 million of estimated future reduced lease obligations.  This accrual balance reflects signed subleases for the Los Gatos space and a small portion of space in our Lexington facility, but the balance of the accrual is based on management’s estimates of terms associated with a proposed restructured lease for the Lexington facility that is not yet consummated, but is in final negotiations.  If this sublease is not signed or terms change in final negotiations, Segue may incur additional losses on this excess space.

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

Under the provision of Segue’s lease obligation at its Lexington facility, Segue has an obligation to provide a security deposit if Segue’s current assets, as defined in the lease, become less than $20.0 million, as evidenced by Segue’s annual audited financial statements as of each December 31st.  As of September 30, 2002, current assets, as defined in the lease, were $10.6 million and at December 31, 2001 were at $12.6 million.  The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease.  At September 30, 2002, the amount of the security deposit required is approximately $1.1 million, which is currently under negotiation with the landlord.   If Segue is able to complete the restructured lease, the landlord has verbally agreed to reduce the required deposit to $700,000.  Under the terms of the agreement, the $700,000 would be in the form of a letter of credit.  The cash security that will be posted will be classified as restricted cash.  This required letter of credit would be reduced over time, by formula, to zero by August 2005.

Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

We have historically had losses. This, accompanied by the current economic downturn, the slowdown of IT capital spending and increased competition, has resulted in lower sales volume, which has required Segue to continue utilizing cash and cash equivalents to fund operations.

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

Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants.  These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must maintain revenue at or above current levels to allow Segue to achieve and sustain profitability and to get to positive cash flow from operations, if it is to continue as a viable business. There are uncertainties as to whether or when this will occur.

The effects of the steps taken by management have significantly reduced the Company’s cash out flow.  Assuming that Segue can execute on current plans to grow revenue through its restructured sales program, its focus on enterprise customers, its new alliances with IBM and Allen Systems Group ("ASG") and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with current cash and cash equivalents, that Segue has sufficient resources to meet its forecasted working capital requirements for the foreseeable future.  However, if Segue can not grow its revenue or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.   These actions may possibly include further reductions in workforce, other cost reductions or raising additional capital.  At this time, Segue has definitive no plans to take such actions.  If the Company needs additional financing, there is no assurance that Segue could raise definitive capital on terms acceptable to it.

If business continues at the same rate as in the current quarter, management believes that Segue should have sufficient cash for at least the next 12 months.

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

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses.  Losses have resulted in an accumulated deficit of approximately $58.2 million as of September 30, 2002.  For the first nine months of 2002, we experienced significant revenue shortfalls from the same period in prior year. We initiated aggressive cost savings throughout 2001 and continued this in 2002, in an effort to reduce expenses, enhance the possibility of breakeven, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

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

Segue may not generate substantial incremental revenue from the expanded relationship with IBM.   Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ new remote infrastructure analysis offering.  IBM will use Segue’s recently introduced monitoring product, SilkVision and Segue’s enhanced scalability product, SilkPerformer V.  Segue invested significant resources in the alliance, including $1.0 million paid in April 2002, to accelerate the availability of the new IBM service offering.  Should the IBM service offering not be successful, Segue will not generate substantial incremental revenue and its business could be materially adversely affected.  In September 2002, Segue signed a contract with Tivoli, an IBM division, under which Tivoli has the right to integrate a Segue product into a certain Tivoli product suite.  If Tivoli is not successful in the integration and ultimate sale of the product suite, Segue will not generate substantial incremental revenue and its business could be materially adversely affected.

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

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.   The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors.  To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers.  SilkPerformer and SilkTest products accounted for over 90% of Segue’s product revenue for the first nine months of 2002 and fiscal 2001.  In late 2001, we introduced our new web-based enterprise-monitoring product, SilkVision, and our enhanced scalability testing product SilkPerformer V.  Segue also announced an alliance to integrate and resell a test management tool from T-Plan Ltd, that we named SilkPlan.  In addition, Segue also introduced a Unicode multi-lingual testing capability for the Company’s regression testing tool, SilkTest International. Several of these products are being enhanced in 2002 to respond to market needs.   If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies.  Segue believes that based on potential incremental revenue from its strategic alliances, including a new alliance with ASG, its SilkElite Partner Program, the expanded IBM relationship, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business.  Revenue in the first nine months of 2002 declined by approximately 29% from revenue in the same period last year.  If future sales decline below our current level, however, we may have to raise additional financing to fund working capital needs.  If we fail to maintain our current revenue level, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources in the near future, and our business may be materially adversely affected.  Furthermore, at the end of September 2002, the Company was in final negotiations to restructure its lease for approximately 30,000 square feet in its Lexington facility.  If signed, the proposed restructured lease would result in a positive cash impact of over $700,000 annually for the next 5 years.  Under the terms of the proposed agreement, however, Segue would be required to provide the landlord an initial letter of credit for $700,000.   The cash security that will be posted will be classified as restricted cash.  This required letter of credit would be reduced over time, by formula, to zero by August 2005.  Failure to consummate the restructured lease may have a detrimental impact on our business.

We may not be successful in restructuring our headquarters office lease.  Segue has reached an agreement in principle under which Segue will be released from its obligation to the landlord for approximately 30,000 square feet, which will be leased by the landlord to a new tenant at current market rates.  If consummated, the transaction will have a positive cash effect in excess of $700,000 annually for the next 5 years.  If not consummated, it may take six to twelve months to find a replacement tenant in a very difficult commercial real estate market.  If these efforts are not successful, Segue will not realize its estimated cost savings or the amount of estimated future reduced lease obligations for the approximately 30,000 square feet in its Lexington facility (estimated to be $3.8 million at September 30, 2002) used in the restructuring reserve calculation, and real estate costs will continue to affect cash flow.

We may have difficulty managing organizational change and operating the business efficiently with fewer resources.   In 2001 and 2002, Segue reorganized its sales force; appointed new leaders in its support services consulting and product development areas; appointed a new head of international sales; hired a new Vice President of Product Marketing, who was recently terminated; hired a new Senior Vice President of Worldwide Sales, who was terminated in early 2002; terminated the Senior Vice President of Marketing; eliminated the inside sales group in 2001 and re-formed a smaller inside sales group in 2002; created a new strategic alliance program; shifted research and development resources; and consolidated several of its activities as a result of reduced headcount.  During 2001, Segue reduced its headcount by approximately 37% and in the first nine months of 2002 further reduced headcount by an additional 5%.  The success of these organizational and other changes is uncertain and Segue’s ability to manage its business efficiently or develop new products and upgrades with fewer resources could adversely affect its business.

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

We face many risks associated with international business activities.  We derived approximately 15% of total revenue from international customers in the first nine months of 2002.  The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies.  Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations.  To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

Segue’s success depends on our ability to protect our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue’s technology without paying us for it.  This could have a material adverse effect on our business, operating results and financial condition.  Although we have taken steps to protect our proprietary technology, these efforts may be inadequate.  We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products.  Currently, we have three issued patents, a fourth pending and several at various stages to be filed with the Patent Office.  There can be no assurance that these patents would be upheld if challenged.  Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.  If we were to discover that any of Segue products violated third party proprietary rights, or protect our trade secrets, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful.  Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing activities.  In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.  Our investing strategy to manage interest rate and market exposure is to invest in short-term, highly secure and liquid investments.  We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper). As of September 30, 2002, we had no short-term investments, only cash and cash equivalents.

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates.  These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations.  We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading.  Historically, our primary exposures have been related to the operations of our foreign subsidiaries.  During the first nine months of 2002, we incurred expenses of approximately $166,000 related to foreign currency.  The expense effect of foreign currency for the first nine months in 2001 was approximately $190,000.  As of September 30, 2002, the cumulative translation of foreign currency changes recorded against stockholders’ equity was $2,000.  On January 1, 2002, the Euro became the local currency for two of our operating subsidiaries, Austria and Germany.  We anticipate that the impact of the Euro will have a larger effect than in the past, as we will have both transactions and translation related to this currency.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

CHANGES IN INTERNAL CONTROLS - None.

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

Date: November 14, 2002.

SEGUE SOFTWARE, INC.

By:	/s/ STEPHEN B. BUTLER

Stephen B. Butler
Chief Executive Officer, President and Director

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer and Treasurer

CERTIFICATIONS

Ladies and Gentlemen:

I, Stephen B. Butler, Chief Executive Officer of the Company, hereby certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Segue Software, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make that statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ STEPHEN B. BUTLER
	Name:	Stephen B. Butler
	Title:	Chief Executive Officer, President and Director

CERTIFICATIONS

Ladies and Gentlemen:

I, Douglas Zaccaro, Chief Financial Officer and Treasurer of the Company, hereby certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Segue Software, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make that statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DOUGLAS ZACCARO
	Name:	Douglas Zaccaro
	Title:	Chief Financial Officer and Treasurer