Form 10-K
period 2002-12-31
SEGUE SOFTWARE INC
filed 2003-03-28
CIK 894572

Use these links to rapidly review the document
SEGUE SOFTWARE, INC. FORM 10-K TABLE OF CONTENTS
SEGUE SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
 Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☐

        The aggregate market value of common equity held by non-affiliates of the Registrant was approximately $12,166,942 as of June 28, 2002, based upon the closing sale price of Common Stock reported for that date on the NASDAQ SmallCap Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Registrant's Common Stock outstanding as of March 21, 2003 was 9,704,687.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant's 2003 Annual Meeting of Stockholders to be held on June 6, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        Some of the factors that might cause these differences are discussed under the heading "Factors That May Affect Future Results" beginning on page 26. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1.    BUSINESS

GENERAL

        Segue Software, Inc. and its subsidiaries ("Segue," "the Company," "the Registrant," or "we") deliver software and services that ensure the accuracy and performance of enterprise applications. Our products are used by quality assurance professionals, software developers, and information technology staff ("IT") to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy mission-critical applications. Our products and services provide comprehensive scalability, performance, monitoring and verification solutions. These solutions enable our customers to reduce their risk in deploying and operating web, client server, and legacy applications and increase their return on investments in their enterprise applications. Reliability solutions, such as ours, are critical components of the IT infrastructure and e-business processes that are developing on a global basis.

BUSINESS FOCUS HISTORY

        Segue was incorporated in California in 1988 and reincorporated in Delaware in January 1996. Segue has its corporate headquarters at 201 Spring Street, Lexington, Massachusetts.

        During 1997, Segue introduced technology to provide automated software testing for web-enabled software applications, extending our testing capabilities beyond distributed client/server applications with GUI front ends. This new technology was added to the Company's sole product at that time, QA Partner. The version of QA Partner with this web testing technology included was later enhanced, updated and renamed "SilkTest." We also began to focus on load testing through an OEM/reseller arrangement with a third party software vendor. On December 30, 1997, we acquired both the third party software vendor and the developer of the product, SQLBench International, Inc. and ARC—Dr. Ambichl & Dr. Reindl Communication GmbH, respectively (collectively referred to as "SQL Bench"). The acquired load-testing product, SilkPerformer, provided web developers and testers the ability to determine the scalability of their web applications.

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

        In 2000, we released a version of SilkPilot that supports Enterprise JavaBeans and provided us with a unique offering. We also continued to integrate the SilkMeter product with our other products, enabling new models for licensing products to customers and partners. The first fully metered product, SilkPerformer, became available on a "pay for usage" basis. We presently have a pending patent application for this metered product. During 2001, SilkMeter was no longer offered as a separately sold product, but was integrated into other Segue products and into Segue's SilkCard technology. SilkCard, a dynamic "pay-for-use" license model with a unique usage-based debit system, allows for a third alternative for offering our SilkPerformer load testing product complementing existing perpetual and time based licenses.

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

        In 2001, Segue released many new products and significant enhancements to existing products to round out its offerings to provide full life cycle testing and monitoring of applications from development to pre-deployment and into production. New product introductions included the following: SilkVision, a web-based enterprise monitoring product that allows users to monitor the performance of their complex online transactions; SilkPlan, a process-based tool that helps in the planning, documenting, and managing all levels of testing activities, which resulted from a distribution agreement between Segue and United Kingdom based T-Plan Ltd; and SilkTest International, an enhanced version of the popular SilkTest functional testing product, which provides Unicode compliant double-byte character support that enables Segue customers to verify the accuracy of localized versions of their applications. Segue announced three-tiered reliability support for major Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) applications—including PeopleSoft, Siebel, Clarify, Chordiant, e.Piphany and mySAP—with its core trio of reliability products—SilkTest, SilkPerformer, and SilkVision. In late 2001, Segue released SilkPerformer V, the next generation of its leading performance and simulation tool, which has the ability to verify the content of Web pages while realistically simulating application usage—the industry's first practical introduction of this critical reliability management process.

        During 2001, Segue refocused its efforts on its channel partners and resellers, through its new SilkElite partner program, as a means to increase Segue's sales presence in mid-tier customers, through an expanded indirect channel.

        In 2001, in reaction to revenue shortfalls due to the economic downturn, Segue executed two restructuring plans. These restructurings included an approximate 34% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process. During 2002 Segue re-introduced the inside sales organization.

        In 2002, Segue Software saw positive growth in many key business areas. We strengthened our partnership with IBM, with IBM's Infrastructure and Systems Management Division of Global Services selecting Segue's SilkVision and SilkPerformer V as its exclusive solutions for application performance monitoring and scalability testing. Later in 2002, we partnered with Allen Systems Group ("ASG"), allowing ASG to sell and support SilkPerformer V, SilkVision, SilkTest, and SilkPlan Pro to its customers. We also added eleven new members from the U.S. and Europe to our SilkElite Partnership Program.

        In the third quarter and fourth quarter of 2002, the Company sold a limited use, source code license for SilkTest to IBM Tivoli and Jacada Corporation, respectively. Each company is limited by contract to use the source code in certain limited products or markets so as not to compete with the Company. The Agreement with Jacada Corporation involved a one-time payment for a portion of our SilkTest product source code license. The IBM Tivoli Agreement provided for an up-front payment and royalties, not to exceed $3.0 million in total over five years. Royalties are expected to commence in the third quarter of 2003, when Tivoli believes the integrated product will be available for sale.

        Segue made four major product advancements in 2002. We unveiled SilkRadar Web, a Web-based defect management tool that allows our customers to reduce defect tracking time and perform more effective bug tracking. Following that announcement, Segue unveiled SilkPlan Pro, giving quality assurance testers and developers a more powerful solution for streamlining and automating their application testing processes. In June 2002, we launched a new version of our SilkPerformer product. SilkPerformer V 5.1, unlike its predecessor versions, includes scripting customization and root-cause analysis features that eliminate the need for manual scripting. Finally, in late 2002, we announced the release of SilkTest 6.0, which makes it easier for users who have varied testing backgrounds to become productive in a shorter period of time. This product will allow our customers to realize a faster return on their investment in test automation.

        In early 2002, we added more advanced courses to the training program, meeting the demand of our enterprise users who wanted advanced reliability management training to improve their productivity. We also added two new tracks to our certification program, giving users a greater opportunity to become Segue Certified Engineers. And we unveiled a series of interactive online product training sessions.

        Throughout 2002, Segue Software continued to feel the effects of the struggling economy. However, through financial and management consolidation decisions, we were able to continue our investments in product development and customer service, and the Company ultimately returned to profitability during the fourth quarter.

INDUSTRY BACKGROUND

        The rapid adoption of new technologies has been driven by the fast pace of technological changes and developments such as Web based applications, distributed computing, advanced application servers, portals, XML and Web services. Today's companies are increasingly global and looking to use technology in progressively more demanding ways. As a result, technology is moving away from its traditional role in data processing applications within the corporate firewall, to applications that are about exchanging information across the firewall, in real time.

        As businesses expand the use of technology to manage information and processes, and as software becomes a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to these businesses' success. While new technological advances have provided companies with real-time communication allowing constant access to a company's services and products, it also brings with it constant exposure. This exposure is forcing companies to re-think the stability of their systems, as the cost of an unexpected shutdown could cripple even the strongest of organizations.

        Unlike mainframe environments, where applications, operating systems and hardware are designed by a single vendor as an integrated solution; or traditional client/server systems, where application development follows a process of specify, design, develop, test and release; web-based systems are developed across many different functional areas in an organization; are designed in component fashion; and are continuously being assembled, validated and deployed based on market conditions. In addition, web-based systems consist of component layers of applications, middleware, operating systems, databases, browsers, servers, processors and network technology designed separately by multiple vendors. For example, in a web-based configuration, a browser might access a Netscape web server that then sends requests to an application server installed on a Microsoft Windows NT server that distributes the requests to an Oracle database located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of web-based applications are developed separately by multiple vendors and integrated to form a business system.

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

        One new technology that is poised to profoundly impact the IT industry is Web service. Web service is not only transforming the e-Business technology, but it is also changing the way software is going to be delivered and consumed in the future. Web services technology allows applications and systems to be connected together independently of programming languages, hardware, execution models and program locations. The early adopters of Web services are using the technology in a tactical way in order to build bridges between the technology islands created by Microsoft (with Windows platform, the COM middleware architecture and the C# programming language), and others (with Unix platforms, the J2EE architecture and the Java language.) Since Web services requires building or buying services and components, (re)assembling them as needed and integrating them with legacy applications based on business process and workflow using a Web service architecture, quality and reliability are paramount. Testing Web services is one critical aspect of ensuring quality and reliability. The challenge for developers, quality assurance professionals and IT personnel, is dealing with the fact that testing Web services is different from testing a Web site, mainly because it requires that a client application rather than a user interface communicate with a Web service. The Web services testing process should incorporate functional, regression and load testing.

        As businesses move mission-critical applications to newer technologies to give customers, partners and employees greater access to such applications, they will need to test and measure the true capacity and scalability of applications in order to avoid shutdowns, delays and other problems, while providing quality service. Such tests should help businesses determine whether (i) the applications scale (ii) such applications can operate with little or no downtime, and (iii) new content can be deployed quickly and reliably. To overcome the challenges and deploy high quality, large-scale applications that are reliable, companies must integrate testing early in the development lifecycle and extend it into production. By doing so, the integrity and performance of the application in a "real world" environment can be tested before the application is deployed and exposed to real customers. Also, once deployed, companies can continue to test and monitor the application to meet the end-user needs for accuracy, performance and availability.

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

        Software license revenue from our Silk product line represented approximately 45%, 42% and 62% of total revenues in 2002, 2001 and 2000, respectively. Our SilkTest and SilkPerformer products combined represented approximately 96%, 94% and 94% of product license sales in 2002, 2001 and 2000, respectively.

CURRENT PRODUCT OFFERINGS

        SILKTEST is an enterprise automated functional and regression-testing tool for end-to-end testing of Web, Java and traditional client/server based applications. SilkTest includes a recovery system that supports unattended testing. SilkTest contains a test planning and management tool that creates customized test plans for particular applications and manages the testing process from a central point of control. SilkTest can run across multiple platforms, technologies, browsers and environments. The current release, SilkTest 6.0, offers workflow elements for test creation and customization that enable users to be more productive in their software test automation efforts.

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

        SILKPERFORMER V is an enterprise-class load and stress-testing tool. SilkPerformer V has the ability to simulate thousands of users working with multiple protocols and computing environments allowing the user to predict the behavior of an enterprise's application environment before it is deployed, regardless of size and complexity. Visual customization, visual content verification under load, real-time performance monitors, and powerful management reports help you isolate problems quickly—accelerating time to market and ensuring system reliability by minimizing test cycles, optimizing performance and assuring scalability.

        SILKVISION is a web based enterprise-active monitoring tool that allows IT and application development personnel to manage their mission-critical systems based on three distinct monitoring criteria—availability, accuracy and performance. Synthetic monitors simulate end-user behavior and complex business transactions, test a particular application tier and collect data from the system infrastructure. By correlating all those measurements, it assists the customer in trending, capacity planning and resolving performance and functional issues in the production environment.

        SILKDISCOVER is Segue's passive monitoring technology that spans across the whole life cycle of an application system

        SILKPLAN PRO is a complete test management tool designed to help customers plan, document, and manage testing activities. This process-based tool provides modules for analysis, design, and management of manual or automated test coverage. As a result of a distribution agreement between Segue and U.K. based T-Plan Ltd., SilkPlan Pro is built upon the T-Plan Professional test planning and management software technology with integration to Segue's Silk family of testing and issue tracking solutions. SilkScheduler is Segue's automated test execution tool, which is also embedded into SilkPlan Pro. Segue has entered into a royalty agreement to license product from T-Plan.

        SILKRADAR WEB is an issue-tracking product used to track and manage errors across the enterprise and request enhancements in software projects. It provides the ability to associate test scenarios and known defects/enhancements with each component.

        SILKPILOT is a unit-testing tool that provides object-level transaction validation for debugging and testing CORBA, Java RMI and Enterprise Java Beans objects in a distributed environment.

        QA PARTNER is an automated functional and regression testing tool for end-to-end testing of cross-enterprise client/server applications. QA Partner includes a recovery system that supports unattended testing seven days. QA Partner runs across multiple platforms, technologies and environments.

SERVICES

        We complement our product offerings with training, consulting, customer service and technical support services. Segue's services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market. As of March 1, 2003, we have approximately 52 employees that provide these services.

        Training and Consulting    We offer training courses and consulting services, performed by Segue employees and third party consultants, in support of our products. Our training courses are held regionally in selected U.S. and European cities, at the customer site or in an on-line instructor supervised model. A training certification program is also available on most products. Worldwide consulting is offered as an onsite service. Consulting services are purchased either on a daily service rate basis, or as pre-packaged solutions that address scalability, monitoring and transaction verification of e-business applications. Project management is provided on engagements. Segue consulting comprises experts in the use of the Silk product line, which enables us to deliver end-to-end testing solutions which include front-end functional testing, middleware testing and server load and stress testing. We have two principal objectives for our fee-based training courses and consulting services: (i) to produce the agreed-upon deliverables for the projects, and (ii) to enhance our customers' understanding of our methodologies and techniques.

        Support Services.    We offer fee based maintenance contracts, predominately for twelve-month periods, to customers who have entered into license agreements for the use of Segue software products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in each product's user guide, access to technical support personnel and the right to receive product updates from time to time. This support includes technical support through our internal customer support group via phone, fax, e-mail, on-line case logging and status reporting, on-line forums and a self-help knowledgebase. Our distributors and some of our channel partners provide initial telephone support to end-users. We currently provide most of these services through our global technical support center in Belfast, Northern Ireland.

SALES AND MARKETING

        In 2002, Segue re-evaluated its existing sales and marketing structure. As a result of this, the Company terminated the employment of the Senior Vice President of World Wide Sales, and the Chief Executive Officer assumed this role. Also, the Company made a decision to reinstate the inside sales group in an effort to increase sales by re-establishing sales teams consisting of an inside sales representative and an enterprise sales representative. Finally, a senior vice president was transferred internally to manage the reinstated inside group. The sales team approach allows the sales force to focus on larger enterprise customers while maintaining a high level of service to smaller customers. As of March 1, 2003, our sales and marketing force consisted of approximately 74 employees. Segue sells its products and services both directly and indirectly. The primary markets we focus upon are in North America, Europe and Asia. No customer or foreign country accounted for 10% or more of total revenue in 2002, 2001 or 2000.

        Direct Sales.    The direct sales organization is deployed in teams that consist of Enterprise Sales Representatives, Inside Sales Representatives, Technical Sales Engineers, and Sales Management. It is the primary responsibility of the Enterprise Sales Representative to focus on selling Segue solutions to Fortune 2000 companies. Inside Sales Representatives assist the Enterprise Sales Representative on larger deals, focus on smaller deals within their assigned territories and assist in lead development. Technical Sales Engineers carry the responsibility of supporting the sales process by providing engineering expertise that allows customers to technically understand how Segue's e-business solutions will improve their organizations. Our direct sales force consisted of approximately 66 employees as of March 1, 2003.

        Renewal Sales.    This group focuses on renewing maintenance contracts with existing customers, as well as upselling additional products and services to these customers. While Segue had previously had a group of individuals focused on renewing maintenance, this group was given a more prominent role beginning in 2001, which continued in 2002, in order to improve renewals of maintenance and sales into our existing base of customers.

        Indirect Sales.    Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers. The goal of our strategic alliances is to focus on a small number of key partners that have the potential, by way of their technology or channels, to significantly enhance the sales revenue and value of Segue as a company. During 2001 and 2002, Segue put a renewed emphasis on existing resellers and on recruiting new ones into its SilkElite Partner program. As of December 31,

2002, the Company had approximately 38 partners enrolled in the SilkElite Partner program. The focus on resellers is primarily designed to leverage relationships, economies of scale, unique expertise, or a combination thereof, in order to maximize sales.

        Geographic Sales.    Not including our headquarters, we have eight sales offices in North America, one sales office in the United Kingdom and two sales offices in Germany. Our international sales force as of March 1, 2003 had approximately 15 employees. Segue derived approximately 22%, 23% and 16%, of its total product revenue from international customers in 2002, 2001 and 2000, respectively.

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

        Segue maintains research and development centers in our corporate headquarters in Lexington, Massachusetts and in Linz, Austria. During 2001, we closed the development laboratory that we had in Northern California. As of March 1, 2003, we had approximately 51 employees in research and development.

        In 2002 Segue released several new products, including: SilkDiscover and SilkPlan Pro. In addition, the Company had major releases of its flagship products SilkPerformer and SilkTest. Further, in 2002 Segue also introduced full load and verification testing of Web services and Microsoft.NET components, which are key technologies in the IT market.

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

COMPETITION

        The market for software management and testing tools is intensely competitive, rapidly evolving and subject to rapid technological change. In the enterprise testing market segment, Segue currently encounters direct competition from a number of public and private companies such as Mercury Interactive Corporation, Rational Software Corporation (now part of IBM), Empirix, and Compuware Corporation, which offer a variety of products and services. In the application performance management and monitoring arena, Segue faces direct competition from Mercury Interactive Corporation, Keynote Systems and Compuware Corporation.

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

PROPRIETARY TECHNOLOGY

        Segue has three United States patents. We submitted four more patent applications that are under evaluation by the United States Patent and Trademark Office; "Method and System for Tracking Software Licenses and Usage", which relates to our innovative metered license system; "Automatic Context Management", which generally relates to a method for testing, monitoring and automating network applications where web client simulations are used; "Automatic Detection of Monitoring Data", which relates to tools for assisting in the management and monitoring of computer systems and network infrastructure; and "Serving Concurrent TCP/IP Connection of Multiple Virtual Internet Users with a Single Thread", which relates to the testing of servers or other distributed or networked computer systems. We primarily rely upon a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect our proprietary rights in our products. However, there can be no assurance that our patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge claimed by any third party relating to Segue's products or Segue's use of third party products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology. Currently, Segue is not involved in any patent or trademark litigation.

EMPLOYEES

        As of March 1, 2003, Segue had approximately 200 full-time employees with 51 in research and development, 74 in sales and marketing, 52 in services, and 23 in operations, finance, legal, information systems, human resources and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

        Segue's corporate headquarters are located in Lexington, Massachusetts, under a sublease that expires in October 2007. Effective November 15, 2002 we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We also adjusted upward our lease rate on the remaining space, and posted a security deposit in the form of a $700,000 letter of credit (the security for which $770,000, is recorded as restricted cash in Other Assets on our balance sheet). We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

        In November of 1999, Segue entered into a five-year lease for 15,600 square feet of office space in Los Gatos, California. This site was established as our Western Headquarters. The new space allowed us to consolidate two California locations which housed the Campbell, California product development lab and the Los Gatos based Western Regional Sales operation. The consolidation of these two offices was implemented in February 2000. As a result of this action, the Campbell, California lease terminated upon expiration in January 2000. The prior Los Gatos sales office was subleased by a sublease agreement executed on March 24, 2000, effective through the remainder of the term (through March 31, 2003), however, during the second quarter of 2002, with agreement of the subtenant, landlord and Segue, this lease and sublease were terminated with no further obligations existing. In 2001 due to reductions in personnel, Segue subleased a portion (approximately 45%) of the office space in the new Los Gatos office, which has a term concurrent with Segue's lease, see Note 9 to the Consolidated Financial Statements included in this Form 10-K for further details.

        In February 2000, the Company entered into a five-year lease for a branch sales and training office consisting of approximately 3,200 square feet in San Francisco, California. This office replaced another larger office in San Francisco that we had acquired as part of the Eventus acquisition in December 1998. The lease for the office that we replaced terminated in April 2000.

        In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using.

        In addition to the office locations outlined above, we have field sales and support operations in five other locations throughout the United States and in five locations in Europe. Remote product development facilities are located in Linz, Austria. Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in March, 2004. We believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        There are no pending material legal proceedings against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

        In November 2001, the Company was notified, subject to final Nasdaq review, that it was no longer in compliance with either the minimum $4.0 million net tangible assets or the minimum $10.0 million stockholders' equity requirement for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(3). Segue's application to list its common stock on the Nasdaq SmallCap Market was approved and on March 11, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market. Segue's trading symbol remains as SEGU. This listing change did not require any action by Segue's shareholders.

        The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the Nasdaq National Market System and the Nasdaq SmallCap Market. Our Common Stock is traded under the Nasdaq symbol: SEGU. These prices do not include retail markups, markdowns, or commissions.

Year Ended December 31, 2002:	High	Low
Fourth Quarter	$1.3800	$1.0300
Third Quarter	$1.7200	$0.9100
Second Quarter	$2.9800	$1.5800
First Quarter	$3.1000	$2.0900
Year Ended December 31, 2001:	High	Low
Fourth Quarter	$2.3000	$1.0000
Third Quarter	$2.9000	$1.1700
Second Quarter	$5.0938	$2.4000
First Quarter	$7.1250	$3.6250

        On March 21, 2003, the closing price reported on the Nasdaq SmallCap Market for the Common Stock was $2.05. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF RECORD

        As of March 21, 2003, there were approximately 138 holders of record of the Common Stock and 9,704,687 shares of Common Stock outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth a summary of the Company's equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,146,887	(2)	$7.13	1,125,000	(3)
Equity compensation plans not approved by security holders	—		—	—

Totals	3,146,887		$7.13	1,125,000

(1)
Consists of the 1996 Plan, the 1998 Plan and the ESPP.

(2)
Does not include purchase rights accruing under the ESPP because the purchase price (and, therefore, the number of shares to be purchased) will not be determined until the end of the offering period.

(3)
Includes shares available for future issuance under the ESPP.

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

        Through the period ended December 31, 2002, it is estimated that we used approximately $10.3 million for the purchase of property and equipment, approximately $5.6 million for repayment of indebtedness including interest ($4.2 million and $645,000, for principal and interest, respectively, on the SQLBench notes and approximately $395,000 and $334,000 on Eventus and Black & White debt, respectively), $1.3 million for guaranteed royalties, $480,000 for a non-recurring engineering and initial license fee, approximately $3.4 million for employee severance payments, approximately $1.1 million for considerations paid to customers and approximately $17.3 million for working capital. As of December 31, 2002, the Company has used all of the net proceeds from the IPO.

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

        All financial data below has been restated to give retroactive effect to the Company's December 1998 acquisitions of Eventus and Black & White, using the pooling-of-interests method of accounting. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit. In accordance with a new Emerging Issues Task Force ("EITF") accounting pronouncement, which became effective January 1, 2002, the Company has reclassified $490,000, $738,000, $866,000 and $671,0000 of reimbursable travel as services revenue from cost of service for the years ended December 31, 2001, 2000, 1999 and 1998 respectively, to be consistent with current year presentation.

	Fiscal Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$13,334	$15,977	$36,606	$29,448	$26,249
Services	17,432	22,499	22,288	17,839	15,270
Gross revenue	30,766	38,476	58,894	47,287	41,519

Less vendor consideration to a customer	(1,078) (6)	—	—	—	—

Net revenue	29,688	38,476	58,894	47,287	41,519
Cost of revenue:
Cost of software	740	610	2,394	2,762	4,291 (1)
Cost of services	5,264	7,760	9,444	9,808	6,790

Total cost of revenue	6,004	8,370	11,838	12,570	11,081

Gross margin	23,684	30,106	47,056	34,717	30,438
Operating expenses:
Sales and marketing	15,547	26,241	35,452	29,461	20,764
Research and development	5,696	7,916	9,683	10,224	8,571
General and administrative	5,443	7,747	9,820 (4)	7,757	4,500
Amortization of goodwill	—	1,505	1,505	1,506	1,506
Restructuring and other charges	1,203 (7)	4,221 (5)	—	2,499 (3)	1,531 (2)

Total operating expenses	27,889	47,630	56,460	51,447	36,872

Loss from operations	(4,205)	(17,524)	(9,404)	(16,730)	(6,434)
Other income, net	93	508	1,061	956	1,521

Loss before provision for income taxes	(4,112)	(17,016)	(8,343)	(15,774)	(4,913)
Provision for income taxes	166	216	221	174	140

Net loss	(4,278)	(17,232)	(8,564)	(15,948)	(5,053)

Dividends on preferred stock	147	—	—	—	—
Net loss applicable to common shares	(4,425)	(17,232)	(8,564)	(15,948)	(5,053)
Net loss per share — basic and diluted	$(0.46)	$(1.83)	$(0.91)	$(1.76)	$(0.59)
Weighted average shares outstanding — basic and diluted	9,562	9,404	9,393	9,041	8,626
BALANCE SHEET DATA:
Cash and cash equivalents	$5,335	$2,326	$9,379	$7,429	$16,096
Short-term investments	—	4,949	7,839	13,287	17,335
Working capital (deficit)	(2,185)	(1,174)	12,020	17,668	30,904
Total assets	17,195	19,644	39,901	45,566	56,279
Long-term obligations	—	—	—	—	883
Total stockholders' equity	2,701	4,479	21,050	29,184	42,541

(1)
Cost of software in 1998 includes $667,000 associated with the write-off of a non-recurring engineering fee and prepaid royalties.
(2)
Restructuring and other charges in 1998 represent $1.5 million of transaction costs associated with the acquisitions of Eventus Software, Inc. and Black & White Software, Inc.

(3)
Restructuring and other charges in 1999 represent $2.3 million of severance and other employee-related costs and $190,000 of facility-related costs associated with the first and second quarter restructuring actions and the costs related to the termination of two senior vice presidents of Segue.
(4)
General and administrative expenses for 2000 include $750,000 for settlement of litigation.
(5)
Restructuring and other charges in 2001 include $1.3 million of severance and other employee-related costs and $2.9 million of facility-related costs associated with the second and third quarter restructuring actions.
(6)
Consideration to customer of $1.1 million in 2002 is required to be classified in net revenue under EITF No. 01-9.
(7)
Restructuring and other charges in 2002 include $559,000 of severance and other employee-related costs and $644,000 of facility-related costs associated with the first quarter restructuring action and adjustments to management's estimates of our facility related costs in the second and third quarter.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Segue develops, markets and supports software products and provides related professional services, for the management and testing of e-business applications. Our products are used by quality assurance professionals, software developers and IT professionals to improve software quality, reduce development costs, manage the vast and growing number of application components and shorten the time required to develop and deploy mission-critical applications. Our products provide a solution designed to assemble, model, deploy, monitor and analyze electronic commerce ("e-commerce") systems as well as to provide automated functional testing, load testing and monitoring of applications deployed on the World Wide Web and on client/server systems.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total net revenue represented by certain items reflected in Segue's consolidated statements of operations:

	Years Ended December 31,
	2002	2001	2000
Revenue:
Software	44.9%	41.5%	62.2%
Services	58.7	58.5	37.8

Gross revenue	103.6	100.0	100.0
Less vendor consideration to a customer	(3.6)	—	—

Net revenue	100.0	100.0	100.0
Cost of revenue:
Cost of software	2.5	1.6	4.1
Cost of services	17.7	20.2	16.0

Total cost of revenue	20.2	21.8	20.1
Gross margin	79.8	78.2	79.9
Operating expenses:
Sales and marketing	52.4	68.2	60.2
Research and development	19.2	20.6	16.4
General and administrative	18.2	20.0	16.6
Amortization of goodwill	—	3.9	2.6
Restructuring and other charges	4.1	11.0	—

Total operating expenses	93.9	123.7	95.8

Loss from operations	(14.1)	(45.5)	(15.9)
Interest income	0.3	1.3	1.9
Interest expense	(0.0)	(0.0)	(0.1)
Loss before provision for income taxes	(13.8)	(44.2)	(14.1)
Provision for income taxes	0.6	0.6	0.4

Net loss	(14.4)%	(44.8)%	(14.5)%

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

        Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are revenue recognition, reserves for bad debt and restructuring and impairment charges.

        REVENUE RECOGNITION—Segue's revenue recognition policy follows the guidance prescribed in Statement of Position 97-2 (SOP 97-2) and Statement of Position 98-9 (SOP 98-9). These call for the residual method of revenue for multi-element arrangements when the vendor-specific objective evidence (VSOE) of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        Segue does a thorough review of the VSOE of undelivered items semi-annually. If the average actual VSOE is substantially different from the standard VSOE, the Company adjusts the standards to be more reflective of the actual VSOE. This change may result in more or less revenue being recognized related to the initial delivery. To date, the difference between Segue's standard VSOE and the actual VSOE has been immaterial and no adjustments have been made.

        BAD DEBT RESERVE—On a regular basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

        RESTRUCTURING CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue follows the guidance prescribed in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". As such, in 2002 Segue recorded a restructuring charge of $1.2 million, which included $559,000 for a 5% workforce reduction in Q1 and an incremental $644,000 for an additional estimated loss on unused space in our Lexington and Los Gatos facilities that resulted from workforce reductions. Refer to Note 9 in our Consolidated Financial Statements in this Form 10-K for additional information. This estimate for the loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consumated on January 24, 2003. At December 31, 2002, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.1 million. This is comprised of an estimated $2.9 million for future rents payable by Segue on unoccupied space, plus $164,000 in miscellaneous costs related to subleasing the space, less approximately $900,000 of estimated sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  SOFTWARE REVENUE

        Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue decreased approximately 17% to $13.3 million in 2002 from $16.0 million in 2001. The decrease in software revenue in 2002 as compared to 2001 was a continued result of the difficult economic environment causing a slowdown of spending on IT, and to increased competition. International product sales accounted for approximately 22% and 23% of Segue's total product sales in 2002 and 2001, respectively. The total dollar amount of international product sales decreased by approximately $805,000, or 21%. The decrease in total international sales was due to a general slowdown in IT spending.

        Software revenue growth depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition. It is difficult to determine when and if we will be able to grow software revenue in the future.

  SERVICES REVENUE

        Services revenue consists of revenue from maintenance, training and consulting. Services revenue decreased approximately 23% to $17.4 million in 2002 from $22.5 million in 2001. Maintenance revenue decreased approximately 7% to $13.2 million in 2002 compared to $14.2 million in 2001. Training and consulting revenue decreased approximately 49% to $4.2 million in 2002 compared to $8.3 million in 2001.

        The decrease in training and consulting revenue was mainly due to the continued difficult economic conditions in 2002, which caused a decrease in bookings and delivery of training and consulting engagements. In 2002, the Company began to offer on-line training to our customers, which has proven to be successful. On-line training allows the Company's customers a flexible option in which to realize the full value of training while keeping expenses, such as travel and lodging, to a minimum.

        The decrease in recognized maintenance revenue was driven by the continued difficult economic environment. Lower product sales, which include the sale of new maintenance, and the resistance of some customers to renew maintenance in this economic environment, were the main reasons for the reduction in maintenance revenue. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period.

        It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

  ADJUSTMENT RELATING TO PAYMENT TO A CUSTOMER

        In 2002, the Company committed to making payments totaling $1.1 million to several vendors, resellers and distributors. IBM was the largest of these, accounting for $1.0 million. Under EITF Issue No. 01-9 (see note 1 to the Consolidated Financial Statements), these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2002. There were no other material payments made by the Company in 2001 or earlier that would be considered for reclassification under the guidance in EITF Issue No. 01-9. On March 21, 2003, IBM notified us that the Infrastructure and Systems Management Division of Global Services will no longer be selling services for application performance monitoring and scalability testing. We have been informed that another division within IBM is considering picking up this offering. Upon IBM's final decision, the partnership agreement may be modified to facilitate the new offering. This could include the return of a portion of the $1.0 million paid to IBM in April 2002, but there is no obligation to do so.

  COST OF SOFTWARE

        Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. These costs increased by approximately 21% to $740,000 representing 6% of software revenue in 2002 compared to $610,000, or 4% of software revenue, in 2001.

        The major reason for the increase in our cost of software expense was due to the royalties we expensed in 2002 that related to our agreement with T-Plan Ltd. Per our agreement with T-Plan Ltd, we expensed $315,000 in 2002 as compared with only $25,000 in 2001. The increased royalty expense was offset by reductions in personnel costs and lower fulfillment costs related to lower product sales. Fulfillment costs vary with the amount of product shipped.

  COST OF SERVICES

        Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services decreased 32% to $5.3 million, or 30% of services revenue, in 2002 compared to $7.8 million, or 34% of services revenue, in 2001.

        Cost of training and consulting decreased 47% to $2.6 million in 2002 compared to $4.9 million in 2001. The majority of this decrease is a result of lower personnel costs associated with the workforce restructuring actions that were completed in 2001. The Company also saw large reductions in travel and training, as well as a significant decrease in outsourcing expenses, which are a reflection of the training and consulting revenue decrease.

        Cost of maintenance decreased 7% to $2.7 million in 2002 from $2.9 million in 2001. Lower personnel costs, due to the restructuring that was completed in 2001, were offset slightly by higher phone and data expenses for our Northern Ireland technical support center. The Company continues to shift support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower than in the United States. Support costs and personnel levels are continually reviewed in light of maintaining the quality of customer care.

  SALES AND MARKETING

        Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expenses decreased 41% to $15.5 million, or 52% of net revenue, in 2002 compared to $26.2 million, or 68% of net revenue, in 2001. The Company realized significant reductions in sales expense for 2002 due to reduced personnel costs associated with the restructuring actions that occurred in 2001, lower commissions due to lower revenue, and significantly lower variable expenses such as travel, phone expense, training and seminars. Total sales expense for 2002 decreased by 37% to $13.1 million from $20.7 million in 2001.

        In addition, the Company was able to reduce overall marketing expenses in 2002 by 56% to $2.4 million from $5.5 million in 2001. A decrease in marketing personnel related costs in 2002 was a major factor, as well as a significant reduction in marketing programs which includes advertising, promotional materials, creative services and trade shows. Segue will continue to watch the level of expenses for marketing programs, but further reductions to these may have an adverse effect on our business by not creating enough leads to generate sales revenue

        We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

  RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of Segue's internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses decreased 28% to $5.7 million, or 19% of net revenue, in 2002 compared to $7.9 million, or 21% of net revenue in 2001. The decreases are attributable mainly to a reduction in personnel related costs due to the impact of the restructuring action, specifically the workforce reductions that occurred in 2001, including the closing of our development lab in California during 2001.

  GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses decreased 30% to $5.4 million, or 18% of net revenue, in 2002 compared to $7.7 million, or 20% of net revenue, in 2001. The decrease in absolute dollars in general and administrative expenses is primarily attributable to the following: decreased personnel related costs as a result of the restructurings that occurred in 2001, a significant decrease in bad debt expense due to the recovery of several large accounts, reduction in temporary personnel and consulting expenses and reduced travel. These reductions were offset by an increase in legal expense related to our lease negotiations.

  AMORTIZATION OF GOODWILL

        Goodwill resulted from Segue's acquisition of SQLBench in December 1997. However, as required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at January 1, 2002 or December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. We do not expect any future impairment loss that may occur to exceed $1.5 million, which amount reflected on our consolidated balance sheet at December 31, 2002. For the year ended December 31, 2001, amortization of goodwill was $1.5 million.

  RESTRUCTURING AND OTHER CHARGES

        During the first quarter of 2002, Segue executed a restructuring plan. The restructuring included a reduction in workforce of approximately 5% in the quarter. As a result, Segue recognized restructuring and other charges of approximately $683,000. The restructuring charges included approximately $559,000 for severance and other employee-related costs for the termination of 12 employees and approximately $124,000 for facility-related costs. These facility related costs included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

        During the second quarter of 2002, the Company accrued an additional $147,000 for restructuring charges reflecting an incremental estimated loss associated with additional excess space that the Company made available in its Lexington facility, in anticipation of a sublease transaction that the Company was negotiating.

        In the third quarter of 2002, Segue recorded a restructuring charge of $373,000 for an increase in the estimate of the loss associated with excess office facilities, due to a delay in the signing of the restructured sublease. The Company signed an amendment with the landlord Q4 and no additional charges were accrued. This revised sublease was executed on January 24, 2003. For the twelve month period ended December 31, 2002, Segue recorded approximately $1.2 million in restructuring charges as compared to $4.2 million in 2001.

        During 2002, we paid approximately $640,000 for the severance and termination benefits associated with the restructuring activities from the current and prior years. As of December 31, 2002, we accrued approximately $82,000 for severance and benefits related to restructuring activities.

        Segue executed another restructuring plan in the second quarter of 2001. The restructuring included a 20% reduction in workforce, the closing of the research and development laboratory in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process. As a result, Segue recognized restructuring and other charges of approximately $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which included the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated subleasing income, and approximately $859,000 for severance, and other employee-related costs for the termination of 73 employees.

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

  OTHER INCOME (EXPENSE)

        Other income and expense consist primarily of interest income and expense. Interest income from cash, cash equivalents and short-term investments amounted to approximately $93,000 and $508,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in interest income is mainly a result of lower average balances of cash and short-term investments and lower interest rates received on those investments.

        The Company had no interest expense for both the years ended December 31, 2002 and 2001. Segue carries no debt and the notes payable, which resulted from the 1997 acquisition of SQL Bench, were paid off at the end of December 2000.

  PROVISION FOR INCOME TAXES

        Segue recorded a provision for foreign and state income taxes of $166,000 and $216,000 for the years ended December 31, 2002 and 2001, respectively. There was no tax benefit for losses generated in the United States during 2002 and 2001 due to the uncertainty of realizing such benefits.

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

  SERVICES REVENUE

        Services revenue consists of revenue from maintenance, training and consulting. Services revenue increased 1% to $22.5 million in 2001 from $22.3 million in 2000. The increase in services revenue is a result of the growth in our installed customer base on maintenance plans offset by a decrease in training and consulting revenue. Maintenance revenue increased 9% to $14.2 million in 2001 compared to $13.1 million in 2000. Training and consulting revenue decreased 10% to $8.3 million in 2001 compared to $9.2 million in 2000.

        The decrease in training and consulting revenue was mainly due to the difficult economic conditions in 2001, which caused a decrease in bookings and delivery of training and consulting engagements. The increase in recognized maintenance revenue was driven by incremental software licenses sold in 2000, which included sales of new maintenance, plus the renewals of maintenance contracts from the increasing installed base of license holders. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period.

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

  COST OF SERVICES

        Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used in training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of outside contract consultants. Cost of services decreased 18% to $7.8 million, or 34% of services revenue, in 2001 compared to $9.4 million, or 42% of services revenue, in 2000.

        Cost of training and consulting decreased 26% to $4.8 million in 2001 compared to $6.5 million in 2000. The majority of this decrease is a result of lower personnel costs associated with the workforce restructuring actions that were completed in 2001, offset by in an increase in outsourcing expenses in the second half of 2001 as compared to 2000.

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

  AMORTIZATION OF GOODWILL

        Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and is being amortized on a straight-line basis over five years. In 2001, amortization expenses remained the same as in 2000 at $1.5 million, which represented 4.0% of total revenue in 2001, as compared to 2.6% in 2000. Amortization of goodwill ceased in 2002 as required by the new provisions of SFAS No. 142.

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

        For the twelve months ended December 31, 2001, Segue recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices. During the third quarter, we entered into a sublease with a private company for the excess space in the Los Gatos facility. The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue's lease in Los Gatos. At December 31, 2001, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.4 million. This is comprised of an estimated $5.4 million for future rents payable by Segue on unoccupied space, plus $275,000 in miscellaneous costs related to subleasing the space, less approximately $3.3 million of estimated sublease income.

        In 2000, there were no restructuring and other charges.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, our principal sources of liquidity included cash and cash equivalents totaling $5.3 million, as well as an additional $770,000 of restricted cash that was posted as security for the letter of credit related to our restructured sublease and is shown in other assets on our balance sheet.

        Our operating activities utilized cash of $3.3 million in 2002, compared to $9.8 million in 2001. Cash utilized in 2002 primarily reflects our net loss adjusted for depreciation of property and equipment and the increase in deferred revenue and accounts receivable, offset by the decrease in accounts payable and accrued expenses.

        Our investing activities generated cash of $3.9 million in 2002 as compared to $2.3 million in 2001, which primarily came from maturing short-term investments. We purchased approximately $156,000 of property and equipment in 2002 compared to $392,000 in 2001. In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

        Our financing activities provided cash of $2.2 million and $467,000 in 2002 and 2001, respectively. In 2002, the Company sold to S-7 Associates LLC, a company managed and owned by the Chairman of Segue's Board of Directors, Dr. James H. Simons ("S-7 Associates"), 666,667 shares of the Company's Series B Preferred Stock for a payment of $2.0 million. Please refer to Note 5 to the Company's Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about this transaction. Further, in 2002, the Company raised approximately $200,000 from the issuance of common stock upon the exercise of stock options and the issuance of stock under the employee stock purchase plan as compared to $467,000 in 2001. The decrease in the amount of cash from the exercise of stock options is the result of fewer exercises of employee stock options because of Segue's lower stock price in 2002.

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

        However, the effects of the steps taken by management have significantly reduced the Company's future expected cash outflow. For the quarter ended December 31, 2002, Segue recorded its first quarterly profit since 1998 and generated approximately $1.2 million in positive cashflow. Furthermore, on January 24, 2003, the Company received approval to restructure its sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. The restructured sublease will result in a positive cash impact of over $700,000 annually for the next 5 years. Pursuant to the terms of the restructuring Segue has posted an initial letter of credit for $700,000. The cash security of $770,000

(letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company's balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005.

        Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

        We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cashflow from operations, Segue must maintain or grow its revenue.

        Assuming that Segue can execute on current plans to maintain or grow revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, that Segue will have sufficient resources to meet its working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

        Our quarterly results may fluctuate.    Segue's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; decline of the general business climate, including uncertainty of IT spending; competition and pricing; customer order deferrals or reductions in the size of individual orders as a result of general business conditions; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of Segue's operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management's expectations, results of operations are likely to be adversely affected. Furthermore, Segue has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. Segue typically does not experience order backlog. For these reasons, Segue believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

        We may not be profitable in the future.    Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $57.2 million as of December 31, 2002. Segue had net income of $144,000 in 1996; a net loss of $2.5 million in 1997, which included a charge of $117,000 for purchased research and development in process and $718,000 for severance charges; a net loss of $5.1 million in 1998, which included a charge of $1.5 million related to our acquisitions of Eventus and Black & White, and a charge of $667,000 related to write-offs of a non-recurring engineering fee and guaranteed royalties; a net loss of $15.9 million in 1999, which included $2.0 million for restructuring costs, $481,000 for severance of senior executives; a net loss of $8.6 million in 2000, which included $750,000 for various litigation settlement costs; a loss of $17.2 million for the year 2001, which included $4.2 million for restructuring charges; and a net loss of $4.3 million, including restructuring charges of $1.2 million for the year 2002. In the fourth quarter of 2002, we reported net income of $857,000, but it is uncertain whether the Company can sustain profitability in the future. The Company also experienced revenue shortfalls in 2002 as compared to 2001 and 2000. During 2001 and 2002, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results..Failure to achieve profitability may adversely affect the market price of Segue's common stock.

        Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.    The level of future IT spending remains very uncertain particularly in light of the continued decline in the business climate throughout 2002. If IT spending continues to decline, Segue's revenues could be further adversely impacted.

        Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.    In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program. Segue has built alliances with PeopleSoft, Allen systems Group, IBM Tivoli, and strengthened its IBM alliance. The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Program, the financial results and stock price could be adversely affected.

        Segue may not generate substantial incremental revenue from the expanded relationship with IBM.    In 2002, Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services' new remote infrastructure analysis offering. IBM will use Segue's monitoring product, SilkVision, and Segue's enhanced scalability product, SilkPerformer V. Segue invested significant resources in the alliance, including $1.0 million in cash to accelerate the availability of the new IBM service offering. Should the IBM service offering not be successful, Segue will not generate substantial incremental revenue and its business could be materially adversely affected.

        Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.    The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. Over 90% of Segue's product revenue in 2002 was generated from its SilkPerformer and SilkTest products. In 2002, we upgraded both the SilkPerformer and SilkTest products and also upgraded our new monitoring product, SilkVision. We also introduced SilkPlan Pro, a test management product which we have an exclusive distribution Agreement with T-Plan Ltd, a UK based company. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

        We may face liquidity issues.    We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on expense savings and potential incremental revenue from its strategic alliances, its SilkElite Partner Program, the expanded IBM relationship, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business. In the fourth quarter of 2002, we did generate about $1.2 million in positive cash flow from operations (including cash reclassified to restricted cash and shown on the balance sheet in other assets). Total net revenue in 2002 declined by approximately 23% from the prior year. If future sales are not sufficient or revenue continues to decline, however, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

        We cannot assure a liquid market for our stock.    Segue has been informed by NASDAQ that the company was not in compliance with certain listing requirements for continued listing on their exchange. In each case, Segue was able to take steps to remain in compliance with the listing requirements. Continued compliance with the listing requirements of the NASDAQ SmallCap Market Exchange, and thus a liquid market for our common stock, are closely related to the financial performance of the Company. The Company's future business may not be sufficient to assure continued listing on the NASDAQ SmallCap Exchange.

        We may have difficulty operating the business efficiently with fewer resources.    Beginning in 2000, and continuing through 2002, Segue reduced headcount by about 50% and implemented several cost reduction initiatives, including reduced marketing and sales expenses. Segue was able to achieve increased productivity from fewer resources. Segue's ability to increase further its current productivity, as well as sustain current performance with fewer resources, is uncertain.

        Segue faces significant competition from other software companies.    The market for web-based software quality management and testing tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation (now part of IBM), Compuware Corporation and Empirix. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

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

        We must hire and retain skilled personnel in a difficult economic environment.    Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2002. All of this could have a material adverse effect on our business, operating results and financial condition.

        We face many risks associated with international business activities.    We derived approximately 16% of total revenue from international customers in 2002, compared to 15% in 2001. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Continued growth of international sales is important to growth and the stability of Segue. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

        Segue's success depends on our ability to protect our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue's technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and four pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of Segue's products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

        FOREIGN CURRENCY RISK.    Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our foreign subsidiaries. During 2002, we incurred transaction and re-measurement expenses of approximately $249,000 related to foreign currency. The effect of foreign currency transactions and re-measurements in 2001 and 2000 was an expense of $353,000 and an immaterial amount, respectively. As of December 31, 2002, the cumulative translation of foreign currency changes recorded in stockholders' equity was $98,000. On January 1, 2002, the Euro became the local currency for two of our operating subsidiaries, Austria and Germany. We anticipate that the impact of the Euro will have a larger effect than in the past, as we will have both transactions and translation related to this currency.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company will furnish to the SEC a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2002. The information required by this Item 10 concerning Segue's directors and officers is incorporated by reference to the information under the heading, "Election of Directors—Information Regarding the Nominees and Executive Officers" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the Proxy Statement under the heading, "Compensation of Directors and Executive Officers."

ITEM 12.    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

        Certain information required by this Item 12 is incorporated by reference to the Proxy Statement under the heading, "Security Ownership of Management and Certain Beneficial Owners." In addition, certain information required by this Item 12 is included in this report in Item 5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the Proxy Statement under the heading "Directors and Executive Officers."

ITEM 14.    CONTROLS AND PROCEDURES

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. Since the date of this evaluation we have had no changes in, or affecting, our disclosure controls and procedures.

  CHANGES IN INTERNAL CONTROLS—None

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit Number	Footnote	Description of Exhibits
3.1	(1)	Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))
3.2	(1)	By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))
*3.3		Certificate of Designation of Series B Preferred Stock
4.1	(1)	Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))
10.1	(1)	Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.2	(1)	Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.3	(1)	Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))
10.4	(1)	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No.333-1488))
10.5	(2)	Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option and Grant Plan
10.6	(3)	Agreement and Plan of Merger by and among the Registrant, SGE Merger Corp. and SQL Bench International, Inc. and the Stockholders of SQLBench International Inc, dated as of December 30, 1997
10.7	(3)	Asset Purchase Agreement by and among the Registrant, ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30, 1997
10.8	(3)	Segue Software, Inc. Special Termination and Vesting Plan adopted February 5, 1997
10.9	(4)	Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant

10.10	(5)	Second Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan.
10.11	(5)	Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.12	(6)	1998 Employee Stock Option Plan
10.13	(7)	Agreement and Plan of Merger by and among the Registrant, SSI Merger Corp. and Eventus Software, Inc. and the Stockholders of Eventus Software, Inc. dated as of December 3, 1998
10.14	(8)	Agreement and Plan of Merger by and among the Registrant, SBW Merger Corp. and Black & White Software, Inc. and the Stockholders of Black & White dated as of December 31, 1998
10.15	(9)	Amendment to Segue Software 1998 Employee Stock Option Plan, as of December 17, 1999
10.16	(9)	Lease Agreement dated November 5, 1999 by and between Albright Properties and the Registrant
10.17	(10)	Third Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.18	(10)	Second Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.19	(11)	Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.20	(11)	Third Amendment to Sublease Agreement dated February 28, 2001 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.21	(12)	Third Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
*10.22		Fourth Amendment to Sublease Agreement, dated November 15, 2002, between Sublandlord, ComCast (Media One of Delaware, Inc.) and the Registrant
*10.23		Series B Preferred Stock Purchase Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC
*10.24		Registration Rights Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC
21.1	(13)	Subsidiaries of the Registrant
*23.1		Consent of Independent Certified Public Accountants

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

(13)
Incorporated by reference to the exhibits filed with the Registrant's Report on Form 10-K dated March 29, 2002.
*
Filed herewith.

(b)
Reports on Form 8-K.

        The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.

SEGUE SOFTWARE, INC.
By:	/s/ STEPHEN B. BUTLER Stephen B. Butler, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN B. BUTLER Stephen B. Butler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ DOUGLAS ZACCARO Douglas Zaccaro	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
/s/ JAMES H. SIMONS James H. Simons	Chairman of the Board	March 27, 2003
/s/ EDMUND F. KELLY Edmund F. Kelly	Director	March 27, 2003
/s/ JOHN R. LEVINE John R. Levine	Director	March 27, 2003
/s/ HOWARD L. MORGAN Howard L. Morgan	Director	March 27, 2003
/s/ ROBERT W. POWERS, JR. Robert W. Powers, Jr.	Director	March 27, 2003
/s/ JYOTI PRAKASH Jyoti Prakash	Director	March 27, 2003

CERTIFICATIONS

I, Stephen B. Butler, Chief Executive Officer of the Company, hereby certify that:

1.
I have reviewed the annual report of Segue Software, Inc. on Form 10-K for the annual period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make that statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual. report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

•
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	Name: Stephen B. Butler Title: Chief Executive Officer

I, Douglas Zaccaro, Chief Financial Officer and Treasurer of the Company, hereby certify that:

1.
I have reviewed the annual report of Segue Software, Inc. on Form 10-K for the annual period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make that statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

•
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	Name: Douglas Zaccaro Title: Chief Financial Officer and Treasurer

SEGUE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Segue Software, Inc.

        We have audited the accompanying consolidated balance sheets of Segue Software, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc., as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

                      /s/ Grant Thornton LLP

Boston, Massachusetts
January 31, 2003

SEGUE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,335	$2,326
Short-term investments	—	4,949
Accounts receivable, net of allowances of $232 and $594, respectively	6,007	5,332
Other current assets	967	1,384

Total current assets	12,309	13,991
Property and equipment, net	2,089	3,730
Goodwill, net	1,506	1,506
Other assets	1,291	417

Total assets	$17,195	$19,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,256	$1,903
Accrued compensation and benefits	1,163	1,184
Accrued lease obligations on excess space	2,145	2,405
Accrued expenses	1,522	1,601
Deferred revenue	8,408	8,072

Total current liabilities	14,494	15,165
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock, 9,000 shares authorized; 729 shares of Series B preferred stock issued and outstanding	2,147	—
Common stock, par value $.01 per share; 30,000 shares authorized; 9,765 and 9,599 shares issued	98	96
Additional paid-in capital	58,206	58,150
Cumulative translation adjustment	98	(197)
Accumulated deficit	(57,248)	(52,970)

	3,301	5,079
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders' equity	2,701	4,479

Total liabilities and stockholders' equity	$17,195	$19,644

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Software	$13,334	$15,977	$36,606
Services	17,432	22,499	22,288

Gross revenue	30,766	38,476	58,894
Less vendor consideration to a customer	(1,078)	—	—

Net Revenue	29,688	38,476	58,894
Cost of revenue:
Cost of software	740	610	2,394
Cost of services	5,264	7,760	9,444

Total cost of revenue	6,004	8,370	11,838

Gross margin	23,684	30,106	47,056
Operating expenses:
Sales and marketing	15,547	26,241	35,452
Research and development	5,696	7,916	9,683
General and administrative	5,443	7,747	9,820
Amortization of goodwill	—	1,505	1,505
Restructuring and other charges	1,203	4,221	—

Total operating expenses	27,889	47,630	56,460

Loss from operations	(4,205)	(17,524)	(9,404)
Interest expense	—	—	(86)
Interest income	93	508	1,147

Loss before provision for income taxes	(4,112)	(17,016)	(8,343)
Provision for income taxes	166	216	221

Net loss	(4,278)	(17,232)	(8,564)

Dividends on preferred stock	147	—	—
Net loss applicable to common shares	$(4,425)	$(17,232)	$(8,564)

Net loss per share — basic and diluted	$(0.46)	$(1.83)	$(0.91)

Weighted average shares outstanding — basic and diluted	9,562	9,404	9,393

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income/(Loss)
					Additional Paid-in-Capital	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Par Value
Balance at December 31, 1999			9,290	$93	$56,426	—	$(27,174)	$(161)	$29,184
Issuance of common stock under stock plans			327	2	1,258				1,260
Purchase of treasury stock			(145)			$(600)			(600)
Net loss							(8,564)		(8,564)
Foreign currency translation adjustment								(230)	(230)

Comprehensive loss									(8,794)

Balance at December 31, 2000		—	9,472	95	57,684	(600)	(35,738)	(391)	21,050
Issuance of common stock under stock plans			127	1	466				467
Net loss							(17,232)		(17,232)
Foreign currency translation adjustment								194	194

Comprehensive loss									(17,038)

Balance at December 31, 2001		—	9,599	96	58,150	(600)	(52,970)	(197)	4,479
Issuance of common stock under stock plans			166	2	203				205
Issuance of preferred stock under stock plans	667	$2,000							2,000
Issuance of preferred stock dividend-in-kind	62	147			(147)				—
Net loss							(4,278)		(4,278)
Foreign currency translation adjustment								295	295

Comprehensive loss									(3,983)

Balance at December 31, 2002	729	$2,147	9,765	$98	$58,206	$(600)	$(57,248)	$98	$2,701

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
Increase (Decrease) in Cash
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,278)	$(17,232)	$(8,564)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,861	3,903	4,918
Changes in operating assets and liabilities:
Accounts receivable	(527)	6,912	(235)
Other current assets	443	213	(390)
Accounts payable	(665)	391	(376)
Accrued expenses, accrued lease obligations on excess space and accrued compensation and benefits	(329)	(632)	534
Deferred revenue	193	(3,379)	3,053

Net cash used in operating activities	(3,302)	(9,824)	(1,060)

Cash flows from investing activities:
Additions to property and equipment	(156)	(392)	(2,520)
Additions to other assets	(870)	(174)	318
Payments of notes payable for acquisition	—	—	(883)
Maturities of short-term investments	5,749	16,944	48,185
Purchases of short-term investments	(800)	(14,054)	(42,737)

Net cash provided by (used in) investing activities	3,923	2,324	2,363

Cash flows from financing activities:
Proceeds from issuance of preferred stock	2,000	—	—
Proceeds from exercise of stock options and stock purchase plan	205	467	1,260
Purchases of treasury stock	—	—	(600)

Net cash provided by financing activities	2,205	467	660

Effect of exchange rate changes on cash	183	(20)	(13)

Net increase (decrease) in cash and cash equivalents	3,009	(7,053)	1,950
Cash and cash equivalents, beginning of period	2,326	9,379	7,429

Cash and cash equivalents, end of period	$5,335	$2,326	$9,379

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the year for interest	—	—	$86
Cash paid during the year for taxes	$195	$121	$131

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        Segue Software, Inc. and its subsidiaries ("Segue," "the Company," or "we") deliver software and services that ensure the accuracy and performance of enterprise applications. Our products are used by quality assurance professionals, software developers, and information technology staff ("IT") to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy mission-critical applications. Our products and services provide comprehensive scalability, performance, monitoring and verification solutions. These solutions enable our customers to reduce their risk in deploying and operating web, client server, and legacy applications and increase their return on investments in their enterprise applications. Reliability solutions, such as ours, are critical components of the IT infrastructure and e-business processes that are developing on a global basis.

        Software license revenue from our Silk product line represented approximately 45%, 42% and 62% of total revenues in 2002, 2001 and 2000, respectively. Our SilkTest and SilkPerformer products combined represented approximately 96%, 94% and 94% of product license sales in 2002, 2001 and 2000, respectively.

OPERATING MATTERS AND LIQUIDITY

        The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $57.2 million at December 31, 2002. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations. See note 8 to the financial statements for commitments and contingencies.

        Segue management has taken significant steps to streamline its operations over the last two years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. The Company must maintain revenue at or above current levels to allow Segue to sustain profitability and positive cashflow. Assuming that Segue can execute on current plans to maintain or grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at the least the next twelve months. Delays in the timing of future sales or sales levels below management's expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

        Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Notes 8 and 11, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

        The effects of the steps taken by management have significantly reduced the Company's future expected cash outflow. On January 24, 2003, the Company received approval to restructure its sublease for approximately 33,000 square feet in its Lexington facility. The restructured sublease will result in a positive cash impact of over $700,000 annually for the next 5 years. Under the terms of the original sublease and the restructured agreement, however, Segue was required to provide the landlord an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company's balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005.

        The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of Segue, which in turn are dependent upon Segue's ability to maintain or increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

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

        The Company recognizes revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. The Company's software products do not require significant modification or customization.

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

        The following table sets forth the activity in the Company's allowance for bad debts and sales returns:

Year Ended:	Balance at the Beginning of the Year	Charges (Credits) to General & Administrative Expense	Reductions (Increases) to Product Revenue	Write-offs, net	Balance at the End of the Year
December 31, 2000	$600,000	$572,874	$(63,442)	$(444,432)	$665,000
December 31, 2001	$665,000	$483,435	$115,776	$(670,385)	$593,826
December 31, 2002	$593,826	$(62,233)	$97,709	$(396,909)	$232,393

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

ADVERTISING

        Advertising costs are expensed as incurred. Advertising expense was $22,000, $549,000 and $2.3 million in 2002, 2001 and 2000, respectively.

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

        The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries, which the Company considers to be permanent investments. Income tax expense is primarily made up of foreign taxes.

FOREIGN CURRENCY TRANSLATION

        The functional currency of the Company's German subsidiary is the Euro effective January 1, 2002. Accordingly, all assets and liabilities of this subsidiary are translated at the current exchange rate at the end of the period and revenues and costs at average rates in effect during the period. The gains and losses from translation of the subsidiary's financial statements are recorded directly into a separate component of stockholder's equity.

        The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates, and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries' financial statements are included in the consolidated statement of operations. For the year ended December 31, 2002, the loss from foreign currency included in statement of operations was approximately $249,000. For the years ended December 31, 2001 and 2000, the translation amounts were approximately $353,000 and an immaterial amount, respectively.

        Transaction gains and losses are included in the consolidated statement of operations.

NET INCOME (LOSS) PER SHARE

        Basic earnings per share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and the assumed conversion of preferred shares into common shares as per the preferred share agreements.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Short-term investments consist primarily of high grade commercial paper. The Company classifies its short-term investments as "available for sale" and reports them at fair value. As of December 31, 2002 and 2001, unrealized gains and losses on securities were not material.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated on the straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related leases. Expenditures for major improvements that substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred or expensed over the period of time specified under maintenance contracts.

        Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

GOODWILL

        Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue's acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. However, as required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2002. For the years ended December 31, 2001 and 2000, amortization of goodwill was $1.5 million. Accumulated amortization of goodwill was $6.0 million as of December 31, 2002 and 2001.

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

CONCENTRATION OF CREDIT RISK

        The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of commercial paper. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper is minimal due to the duration of such investments, which are generally less than twelve months. Cash held in foreign banks was approximately $939,000 and $745,000 at December 31, 2002 and 2001, respectively.

        The Company sells its products principally through a worldwide direct sales force and third party resellers/distributors. Customers are in a broad range of industries. The Company provides credit, in the normal course of business, to various types and sizes of companies located principally throughout North America and Europe and does not require collateral or other security. The Company maintains reserves for potential credit losses.

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

STOCK BASED COMPENSATION

        At December 31, 2002, the Company has 3 stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company's stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS

No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

	2002	2001	2000
Net loss
As reported	$(4,425)	$(17,232)	$(8,564)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,364)	(4,465)	(4,790)

Pro forma	$(7,789)	$(21,697)	$(13,354)
Net loss per common share — basic and diluted
As reported	$(0.46)	$(1.83)	$(.91)
Pro forma	$(0.81)	$(2.31)	$(1.42)

RECLASSIFICATION

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit. In accordance with the new Emerging Issues Task Force ("EITF") accounting pronouncement, No. 01-14, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred", which became effective January 1, 2002, the Company has reclassified $490,000 and $738,000 of reimbursable travel as services revenue from cost of service for the years ended December 31, 2001 and 2000 respectively, to be consistent with current year presentation.

COMPREHENSIVE INCOME/(LOSS)

        The Company follows the guidance in SFAS No. 130, "Reporting Comprehensive Income/(Loss)" ("SFAS No. 130") that requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income/(loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income/(loss). To date the Company's comprehensive income/(loss) items have consisted exclusively of foreign translation adjustments. Comprehensive income/(loss) has been included in the consolidated statement of Stockholder's Equity for all periods.

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

        Segue performed an impairment analysis at January 1, 2002 and, during the fourth quarter of 2002, on the fair value of the remaining goodwill. The result of the analysis demonstrated that the fair value of the goodwill was properly reflected and no adjustment was necessary. Segue will re-evaluate the fair value of the remaining goodwill on an annual basis, or if there is an impairment indicator, and adjust accordingly should any changes be necessary. The net amount of goodwill that remains on the balance sheet at December 31, 2002 is approximately $1.5 million.

        In accordance with the adoption of SFAS No. 142, the following table presents what the net loss per common share for each of the periods would have been exclusive of the goodwill amortization.

	For Year Ended December 31,
In thousands, except pershare data
	2002	2001	2000
Reported net loss applicable to common shares	$(4,425)	$(17,232)	$(8,564)
Add back: Goodwill amortization	—	1,505	1,505

Adjusted net loss applicable to common shares	$(4,425)	$(15,727)	$(7,059)

Basic and diluted loss per common share:
Reported net loss per common share	$(0.46)	$(1.83)	$(0.91)
Add back: Goodwill amortization	—	.16	.16

Adjusted net loss per common share	$(0.46)	$(1.67)	$(0.75)

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121. SFAS No. 144 provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact to the Company's financial position or results of operations.

        In November 2001, Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor's products or services, which should be deducted from revenue when recognized in the vendor's statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. In January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in Q2 2002. Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the year ended December 31, 2002, we recorded approximately $78,000 as an additional revenue reduction for amounts paid to resellers as referral fees for sales. There were no other material payments made by the Company in the year ended December 31, 2002 that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

        In November 2001, EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred" was issued. This EITF requires that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This EITF is effective for fiscal 2002 and requires that financial statements for prior periods should be reclassified to comply with this presentation. The Company has adopted the provisions of this EITF.

        On July 30, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, at which time the Company will adopt this SFAS.

        In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material effect on the consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). The standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosures provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, it expects that the adoption of the provisions of FIN No. 46 will not have a material impact on the consolidated results of operations or financial position.

2. OTHER ASSETS

        Included in other assets at December 31, 2002 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our lease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. Also included is an interest bearing promissory note receivable of approximately $322,000 from Segue's chief executive officer. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal. Interest is payable on each anniversary of the note, beginning on March 22, 2002. The Compensation Committee of the Company's board of directors approved adding the interest due on the loan as of March 22, 2002 to the principal balance included above. The borrower must use the proceeds from any Company paid bonus or gain on the sale of shares of stock underlying options issued by the Company to pay any outstanding balance on the note. The note is payable in full on March 22, 2006 and is secured by a Second Mortgage and Security Agreement. This note receivable is grandfathered under the recently enacted Sarbanes-Oxley Act of 2002.

3. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31 (in thousands):

	2002	2001
Computer equipment	$11,293	$11,022
Office equipment	581	528
Furniture and fixtures	1,395	1,388
Leasehold improvements	874	834

	14,143	13,772
Accumulated depreciation and amortization	(12,054)	(10,042)

Total	$2,089	$3,730

        Depreciation and amortization of property and equipment totaled $2,012,000, $2,382,000, and $2,436,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        On December 29, 2000, the Company paid the balance of the notes payable in full.

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

        On March 22, 2002, the Company and S-7 Associates LLC, a company managed and owned by the Chairman of Segue's Board of Directors, Dr. James H. Simons ("S-7 Associates"), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company's Series B Preferred Stock ("Preferred Stock") in consideration for a payment of $2.0 million. The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion price of $3.00 per share, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value ("Liquidation Preference"). If there is a sale of all or substantially all of the Company's assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted. The registration rights expire on March 22, 2007.

        For the year ended December 31, 2002, a total of 62,825 shares of Preferred Stock were earned and issued as dividends on the Preferred Stock. Preferred Stock dividends earned for the twelve months ended December 31, 2002 approximated $147,000. The fair value of the Preferred Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares.

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

        The following table summarizes activity of the Company's option plans since December 31, 1999. Information is included for all of the option plans and agreements noted above.

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 1999	2,488	$10.68
Granted	1,718	$9.54
Exercised	(80)	$11.80
Cancelled	(1,045)	$10.61

Outstanding at December 31, 2000	3,081	$10.18
Granted	1,466	$3.47
Exercised	(4)	$3.25
Cancelled	(1,181)	$9.21

Outstanding at December 31, 2001	3,362	$7.58
Granted	533	$2.49
Exercised	(28)	$2.36
Cancelled	(720)	$6.02

Outstanding at December 31, 2002	3,147	$7.13

        As of December 31, 2002, 2001, and 2000, options to purchase 1,968,307, 1,559,920 and 1,097,475 shares, respectively, were exercisable with weighted average exercise prices of $8.64, $9.75 and $10.84 per share, respectively. As of December 31, 2002, approximately 1,125,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.

        For various price ranges, weighted average information for options outstanding at December 31, 2002 were as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.75— 1.04	399	8.72	$1.02	119	$1.01
$1.05— 2.64	379	9.16	$2.35	76	$2.36
$2.65— 3.03	285	8.78	$2.93	158	$2.95
$3.04— 6.49	260	7.13	$5.57	194	$5.68
$6.50— 8.17	321	7.88	$7.13	172	$7.18
$8.18— 8.99	355	7.49	$8.37	220	$8.39
$9.00— 9.24	361	4.68	$9.00	361	$9.00
$9.25— 11.86	226	5.30	$10.37	216	$10.32
$11.87— 13.67	325	6.84	$12.45	240	$12.45
$13.68— 22.25	236	5.91	$16.76	212	$16.89

$0.75—$22.25	3,147	7.31	$7.13	1,968	$8.64

Employee Stock Purchase Plan

        The Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the "ESPP"), which made available 100,000 shares of the Company's common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee's annual compensation and are subject to other IRS limitations. In June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. In June 2000, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 200,000 to 300,000 shares. In June 2001, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 300,000 to 600,000 shares. As of December 31, 2002, approximately 500,000 shares have been issued under the ESPP.

        The weighted average fair value of the stock options granted during 2002, 2001 and 2000 was $2.12, $2.93, and $7.43 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rate of 3.5%, 5.1%, and 6.3%; dividend yield of 0%; expected life of 7 years, 7 years and 5 years; and expected volatility of 100%, 100% and 100%. For the computation in accordance with SFAS 123, the fair value of the employees' purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000: risk-free interest rate of 1.8%, 5.4%, and 5.0%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 112%, 113% and 100%, respectively.

        Options to purchase approximately 3,147,000, 3,362,000 and 3,081,000 shares of common stock were outstanding for the years ended December 31, 2002, 2001 and 2000, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive.

6. EMPLOYEE SAVINGS PLAN

        The Company maintains a 401(k) plan under which all eligible U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company's contributions. No matching contributions were made during the years ended December 31, 2002, 2001 or 2000.

7. INCOME TAXES

        Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2002	2001	2000
Income (loss) before income taxes:
United States	$(4,488)	$(17,696)	$(9,214)
Foreign	376	680	871

Total loss before income taxes	$(4,112)	$(17,016)	$(8,343)

Provision for (benefit from) income taxes:
Current:
Foreign	$155	$90	$151
State	11	126	70

Total current	$166	$216	$221
Deferred:
Federal	$(1,536)	$(6,435)	$(3,333)
Foreign	3	3	8
State	62	(58)	(708)
Change in valuation allowance	1,471	6,490	4,033

Total deferred tax provision	—	—	—
Total tax provision	$166	$216	$221

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

	2002	2001	2000
Gross deferred tax assets:
Net operating losses	$20,250	$18,609	$13,778
Intangible assets	2,060	2,216	2,127
Accounts receivable	91	231	214
Accrued expenses & deferred compensation	907	1,077	240
Fixed assets	406	174	45
Research and experimentation credits	2,904	2,824	2,235

Total assets	26,618	25,131	18,639
Valuation allowance	(26,618)	(25,131)	(18,639)

Net deferred tax asset (liability)	$0	$0	$0

        Of the changes in the valuation allowance described above for the years ended December 31, 2002, 2001, and 2000 approximately $16,000, $2,000, and $190,000, respectively, relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

        As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $52.6 million, of which $11.0 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $19.4 million; and $2.1 million of federal and $1.2 million of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2003 through 2021 and may be subject to additional annual limitations as a result of changes in the Company's ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

        The following schedule reconciles the difference between the federal income taxes at the statutory rate and the effective income taxes for the years ended December 31 (in thousands):

	2002	2001	2000
U.S. federal statutory tax	$(1,398)	$(5,785)	$(2,837)
State tax provision, net	48	45	(421)
Foreign rate differential	44	(55)	6
Federal and state tax credits	(78)	(590)	(678)
Change in valuation allowance	1,471	6,490	4,033
Amortization of nondeductible goodwill	0	218	218
Other	79	(107)	(100)

Effective tax	$166	$216	$221

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

LEASE COMMITMENTS

        In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. In addition, we have an obligation to provide a security deposit if our current assets, as defined in the sublease, become less than $20.0 million. As of December 31, 2001, current assets, as defined in the sublease, were $12.6 million. The amount of the security deposit declines by $350,000 for each year that passes from the commencement of the lease. At December 31, 2002, the amount of the security deposit would have been approximately $1.1 million. Under the Fourth Amendment to the sublease, effective November 15, 2002, the company posted a stand by letter of credit for $700,000 that satisfies this requirement. This letter of credit reduces to zero in August 2005. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million.

        The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2002 (in thousands):

	Gross Commitment	Sublease Income	Net Amount
2003	$2,429	$(271)	$2,158
2004	2,334	(300)	2,034
2005	1,706	(97)	1,609
2006	1,622	(100)	1,522
2007	1,318	(85)	1,233
Thereafter	0	0	0

Total	$9,409	$(853)	$8,556

        Rent expense for the years ended December 31, 2002, 2001and 2000 totaled $2.3 million, $3.4 million and $3.5 million, respectively.

ROYALTY COMMITMENTS

        The Company has participated in royalty arrangements with third parties and as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. Under the terms of the agreement, Segue must pay T-Plan Ltd., a minimum quarterly royalty through December 31, 2002. For the years ended December 31, 2002 and 2001, Segue recognized royalty expense related to T-Plan of $315,000 and $25,000 respectively. On October 1, 2002, both parties signed an amendment to the contract that stated that beginning with the first quarter of 2003, there will be no minimum royalties and they would be renegotiated and mutually agreed. Negotiations have not been finalized, therefore royalties are currently based on actual sales with no minimum royalty requirement. Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination. Other remaining royalty arrangements are not significant.

        In December 1998, the Company entered into a five-year agreement with a vendor that provided for future royalty payments to the vendor of 10% of net revenues achieved on sales of the Company's products to the vendor's customer base. Under the terms of the agreement, the Company paid a guaranteed, non-refundable minimum royalty of $650,000 in December 1998. In December 2000, the Company wrote off the remaining balance of approximately $210,000 on the prepaid royalty, due to uncertainty of future sales by the vendor. Royalty expense and the write-off of the prepaid royalty related to this transaction were recognized as cost of software, and amounted to $0, $0, and $430,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

CONTINGENCIES

        During 2001 and based on the terms and deductibles provided for extending the employer practices liability coverage, Segue chose not to renew the coverage that was due to expire on October 15, 2001. Segue decided to self-insure for claims incurred after October 15, 2001. In March 2002, the Company bound a new insurance policy for employer practices liability insurance that had terms and deductibles satisfactory to the Company. This new policy is effective for claims incurred after March 15, 2002. The new policy has an aggregate limit of $1.0 million and the Company has a co-insurance provision for 10% of any claim amount above its deductible of $100,000 per claim. The Company is responsible for any claims arising during the period from the expiration of the old policy to the effective date of the new policy. The old employee practices liability coverage was extended for claims incurred prior to October 15, 2001 and claimed in the subsequent 12 months. Segue is not aware of the assertion of any claims that relate to the self insured period.

        In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are less than $2.0 million.

        As of September 30, 2002, Segue had approximately $1.7 million in net stockholder's equity, which is below the NASDAQ's minimum requirement of $2.5 million necessary to maintain our listing on the NASDAQ Small Cap Exchange. The Company's financial performance in the fourth quarter of 2002 has resulted in the Company increasing its' net stockholder's equity to $2.7 million which re-established compliance with this requirement.

9. RESTRUCTURING AND OTHER CHARGES

        During the first quarter of 2002, Segue executed a restructuring plan and incurred charges of approximately $683,000. The restructuring charges included approximately $559,000 for severance and other employee-related costs for the termination of 12 employees and approximately $124,000 for facility-related costs, which included the accrual adjustment of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

        During the second quarter of 2002, the Company accrued an additional $147,000 for restructuring charges reflecting an incremental estimated loss associated with additional excess space that the Company made available in its Lexington facility, in anticipation of a sublease transaction that the Company was negotiating.

        In the third quarter of 2002, Segue recorded as restructuring charges $373,000 for an increase in the estimate of the loss associated with excess office facilities due to a delay in the signing of the restructured sub lease. The Company reached a verbal agreement with the parties involved during Q4 and no additional charges were accrued. On January 24, 2003, the parties consummated the agreements to the restructured sub lease effective November 15, 2002. For the twelve months ended December 31, 2002, Segue recorded approximately $1.2 million in restructuring charges as compared with $4.2 million in 2001.

        During 2002, we paid approximately $614,000 for the severance and termination benefits associated with the restructuring activities from the current and prior years verses payments of $1.2 million in 2001. At December 31, 2002, we had approximately $82,000 accrued for severance and benefits related to restructuring activities.

        At December 31, 2002, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $2.1 million. This is comprised of an estimated $2.9 million for future rents payable by Segue on unoccupied space, plus $164,000 in miscellaneous costs related to subleasing the space, less approximately $900,000 of estimated sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

        During the second quarter of 2001, in reaction to lower revenue, Segue executed a restructuring plan. The restructuring included a 20% reduction in workforce, the closing of the research and development lab in the Los Gatos, California office with a shifting of some resources to Segue's Austrian facility, consolidation of space in Segue's Lexington and Los Gatos facilities and the elimination of Segue's inside sales organization in favor of a new enterprise-oriented sales model and process. (The inside sales organization was re-instituted during 2002.) As a result, Segue recognized restructuring and other charges of approximately $2.3 million. The restructuring and other charges included approximately $1.4 million for facility-related costs, which included the accrual of estimated lease obligations associated with the closure of excess office facilities net of anticipated sub-leasing income, and approximately $859,000 for severance, and other employee-related costs for the termination of 73 employees.

        Near the end of the third quarter of 2001, Segue executed an additional restructuring plan in light of continued deteriorating economic conditions. The restructuring included a 14% reduction in workforce and further consolidation of space in Segue's Lexington facility. As a result, Segue recognized restructuring and other charges of approximately $2.0 million in the third quarter. The restructuring and other charges included approximately $485,000 for severance and other employee-related costs for the termination of 42 employees and approximately $1.5 million for facility-related costs, including the accrual of estimated lease obligations associated with excess office facilities, net of anticipated sub-leasing income.

        During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters' restructuring actions.

        For the year ended December 31, 2001, Segue recorded approximately $2.9 million of restructuring expense associated with the excess facilities in our Lexington and Los Gatos offices. During the third quarter 2001, we entered into a sublease with a private company for the excess space in the Los Gatos facility. The term of the sublease is from October 1, 2001 until December 31, 2004, which is approximately the end of Segue's lease in Los Gatos.

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

	2002		2001		2000
	Gross Revenue	Gross Margin	Gross Revenue	Gross Margin	Gross Revenue	Gross Margin
Operating Segments:
Software licenses	$13,334	$12,594	$15,977	$15,367	$36,606	$34,212

Training and consulting	$4,215	$1,658	$8,317	$3,468	$9,222	$2,686
Maintenance/Support services	13,217	10,510	14,182	11,271	13,066	10,158

Total services	$17,432	$12,168	$22,499	$14,739	$22,288	$12,844

Total	$30,766	$24,762	$38,476	$30,106	$58,894	$47,056

        The following table presents gross revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

	Total Gross Revenue			Long Lived Assets
	2002	2001	2000	2002	2001	2000
United States	$25,978	$32,800	$52,011	$2,870	$3,397	$4,951
Foreign	4,788	5,676	6,883	509	750	1,068

	$30,766	$38,476	$58,894	$3,379	$4,147	$6,019

        Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer or foreign country accounted for 10% or more of total revenue in 2002, 2001 or 2000.

11.    QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)—UNAUDITED

2002	Q1 2002		Q2 2002		Q3 2002		Q4 2002	Total
Net revenue	$7,046	(1)	$6,831		$7,763		$8,048	$29,688
Gross margin	5,561		5,205		6,263		6,655	23,684
Net income (loss) applicable to common shares	(2,338	)(2)	(1,907	)(3)	(1,003	)(4)	823	(4,425)
Net income (loss) per share—Basic	(0.25)		(0.20)		(0.10)		0.09	(0.46)
Net income (loss) per share—Diluted	(0.25)		(0.20)		(0.10)		0.08	(0.46)
2001	Q1 2001	Q2 2001		Q3 2001		Q4 2001	Total
Net revenue	$11,892	$9,698		$8,814		$8,072	$38,476
Gross margin	9,072	7,411		7,008		6,615	30,106
Net income (loss) applicable to common shares	(4,509)	(6,835	)(5)	(4,369	)(6)	(1,519)	(17,232)
Net income (loss) per share—Basic	(0.48)	(0.73)		(0.46)		(0.16)	(1.83)
Net income (loss) per share—Diluted	(0.48)	(0.73)		(0.46)		(0.16)	(1.83)

(1)
Q1 2002 included a $1.0 million charge under EITF No. 01-9, which reduced revenue.

(2)
Q1 2002 included $683,000 for restructuring charges and other charges.

(3)
Q2 2002 included $147,000 for restructuring charges and other charges.

(4)
Q3 2002 included $373,000 for restructuring charges and other charges.

(5)
Q2 2001 included $2.2 million for restructuring charges and other charges.

(6)
Q3 2001 included $2.0 million for restructuring charges and other charges.