Form 10-Q
period 2003-03-31
SEGUE SOFTWARE INC
filed 2003-05-14
CIK 894572

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of May 7, 2003 was 9,705,041.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

	(Unaudited) March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash	$5,993	$5,335
Accounts receivable, net of allowances of $256 and $232, respectively	5,137	6,007
Other current assets	806	967
Total current assets	11,936	12,309

Property and equipment, net	1,745	2,089
Goodwill, net	1,506	1,506
Other assets	1,189	1,291
Total assets	$16,376	$17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$723	$1,256
Accrued compensation and benefits	1,165	1,163
Accrued lease obligations on excess space	1,934	2,145
Accrued expenses	1,117	1,522
Deferred revenue	8,699	8,408
Total current liabilities	13,638	14,494

Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 729 and 729 shares of Series B preferred stock issued and outstanding, respectively	2,147	2,147
Common stock, par value $.01 per share; 30,000 shares authorized; 9,850 and 9,765 shares issued, respectively	99	98
Additional paid-in capital	58,289	58,206
Cumulative translation adjustment	122	98
Accumulated deficit	(57,319)	(57,248)
	3,338	3,301
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders’ equity	2,738	2,701
Total liabilities and stockholders’ equity	$16,376	$17,195

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three months ended March 31,
	2003	2002
Revenue:
Software	$3,319	$3,315
Services	4,184	4,731
Subtotal revenue	7,503	8,046
Adjustment relating to payment to a customer	(37)	(1,000)
Net revenue	7,466	7,046

Cost of revenue:
Cost of software	64	230
Cost of services	1,309	1,255
Total cost of revenue	1,373	1,485

Gross margin	6,093	5,561

Operating expenses:
Sales and marketing	3,559	4,426
Research and development	1,458	1,302
General and administrative	1,063	1,478
Restructuring charges	—	683
Total operating expenses	6,080	7,889

Income (Loss) from operations	13	(2,328)
Interest Income	13	21
Income (Loss) before provision for income taxes	26	(2,307)
Provision for income taxes	97	25
Net loss	(71)	(2,332)
Preferred stock dividend-in-kind	54	6
Net loss applicable to common shares	$(125)	$(2,338)

Net loss per common share—basic and diluted	$(0.01)	$(0.25)
Weighted average shares outstanding—basic and diluted	9,659	9,491

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended March 31,
	2003	2002
Increase (decrease) in cash

Cash flows from operating activities:
Net loss	$(71)	$(2,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	393	500
Changes in operating assets and liabilities:
Accounts receivable	904	444
Other current assets	167	385
Accounts payable	(532)	676
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(584)	99
Deferred revenue	267	(606)

Net cash provided by (used in) operating activities	544	(834)

Cash flows from investing activities:
Additions to property and equipment	(45)	(43)
Maturities of short-term investments	—	4,949
Purchases of short-term investments	—	(800)
Other assets	102	30

Net cash provided by investing activities	57	4,136

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	83	127
Proceeds from the issuance of convertible preferred stock	—	2,000

Net cash provided by financing activities	83	2,127

Effect of exchange rate changes on cash	(26)	(17)

Net increase in cash and cash equivalents	658	5,412
Cash and cash equivalents, beginning of period	5,335	2,326

Cash and cash equivalents, end of period	$5,993	$7,738

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the quarter for interest	—	—
Cash paid during the quarter for income taxes	$166	30

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures are adequate to make the information presented not misleading.  However, it is suggested that these financial statements be read in conjunction with Segue’s audited financial statements for the year ended December 31, 2002, included in its 2002 Annual Report on Form 10-K.

This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods.  Results of interim periods may not be indicative of results for the full year.

2.  LIQUIDITY

The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $57.3 million at March 31, 2003. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations.  However, the Company generated approximately $658,000 in overall positive cash flow for the quarter ended March 31, 2003, and generated approximately $1.2 million in positive cash flow for the quarter ended December 31, 2002.

Segue management has taken significant steps to streamline its operations over the last two years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  At a minimum, the Company must maintain revenue at the current levels for Segue to sustain profitability and positive cash flow. Assuming that Segue can execute on current plans to maintain or grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Note 10, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

The effects of the steps taken by management have significantly reduced the Company’s future expected cash outflow. On January 24, 2003, the Company received approval from its landlord to restructure its corporate headquarters’ sublease for approximately 33,000 square feet in its Lexington facility.  Under the terms of the original sublease and the restructured agreement, however, Segue was required to provide the landlord an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit and the related cash collateral will reduce over time, by formula, to zero by August 2005.

The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of Segue, which in turn are dependent upon Segue’s ability to maintain or increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

3.  RECENT ACCOUNTING DEVELOPMENTS

In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. In January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in Q2 2002. Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the period ended March 31, 2003, we recorded approximately $37,000 as an additional revenue reduction for amounts paid to resellers as referral fees for sales. There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company has adopted the provisions of this FASB.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 will not have a material effect on the consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). The standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosure provisions of SFAS No. 148.

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, (in thousands, except per share data):

	Three months ended March 31,
	2003	2002

Net loss applicable to common shares
As reported	$(125)	$(2,338)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(742)	(861)
Pro forma	$(867)	$(3,199)
Net loss per common share — basic and diluted
As reported	$(0.01)	$(0.25)
Pro forma	$(0.09)	$(0.34)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities,  the adoption of the provisions of FIN No. 46 will not have a material impact on the consolidated results of operations or financial position.

4.  OTHER ASSETS

Included in other assets at March 31, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our sublease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. Also included is the balance on an interest bearing promissory note receivable of approximately $225,000 from Segue’s former chief executive officer who resigned on May 2, 2003. Interest on the outstanding balance is to be calculated on a monthly basis using the current prime rate as published in the Wall Street Journal. Interest is payable on each anniversary of the note, beginning on March 22, 2002. The Compensation Committee of the Company’s board of directors approved adding the interest due on the loan as of March 22, 2002 to the principal balance included above. The borrower must use the proceeds from any Company paid bonus or gain on the sale of shares of stock underlying options issued by the Company to pay any outstanding balance on the note. The note is payable in full on March 22, 2006 and is secured by a Second Mortgage and Security Agreement. This note receivable is grand fathered under the recently enacted Sarbanes-Oxley Act of 2002.  During the quarter ended March 31, 2003, a payment of $111,000 was received by the Company that was used in part to pay all interest due, with the remainder being applied to the principal.

5.  EQUITY TRANSACTIONS

On March 22, 2002, the Company and S-7 Associates LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of preferred for one share of common, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock semiannually.  The Preferred Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred Stock can either be redeemed at the Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred Stock may be converted.  The registration rights expire on March 22, 2007.

For the quarter ended March 31, 2003, an additional 21,884 shares of Preferred Stock were earned as dividends and will be issued on June 30, 2003.  Preferred Stock dividends earned for the three months ended March 31, 2003 resulted in an expense of approximately $54,000 versus $6,000 for the period ended March 22, 2002 through March 31, 2002. The fair value of the Preferred Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares.

For the three months ended March 31, 2003, there were no options to purchase common stock exercised by employees and directors, and a total of 84,809 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $83,000.  For the three months ended March 31, 2002, there were options to purchase 10,000 shares of common stock exercised by employees and directors, and a total of 78,816 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $127,000.

At March 31, 2003, the Company has 3 stock-based employee compensation plans.  (These plans are described more fully in Note 5 of the Company’s Annual 10-K Report.)  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

6.  RESTRUCTURING CHARGES

Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company.  As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices, net of estimated sublease income.  The following table summarizes the restructuring actions and charges incurred by quarter.

Quarter	Severance and other employee related costs	Number of employees terminated as part of restructuring plan	% Reduction in workforce	Cost of estimated facility obligations, net of estimated sublease income	Office for which facility costs accrued	Total Restructuring Charge

Q1 2003	—	—	—	—	—	—
Total 03	—	—		—	—	—

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	$373,000	Lexington	$373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	$559,000	12	5	124,000	Lexington	683,000
Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—
Total 01	1,344,000	115		2,877,000		4,221,000

Total	$1,903,000	127		$3,521,000		$5,424,000

During the first quarter of 2003, we paid the entire $82,000 accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002.  At March 31, 2003, we had fulfilled all our liabilities related to severance and benefits associated with all of the restructuring actions noted above.

At March 31, 2003, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.9 million.  This is comprised of an estimated $2.7 million for future rents payable by Segue on unoccupied space, plus $54,000 in miscellaneous costs related to subleasing the space, less approximately $891,000 of estimated future sublease income.  The Company made no estimate adjustments related to this accrual for the period ended March 31, 2003.

7.  PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $97,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively.  There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended March 31,
	2003	2002

Net loss applicable to common shares	$(125)	$(2,338)
Weighted average shares used in net loss per share—basic and diluted	9,659	9,491
Net loss per common share—basic and diluted	$(0.01)	$(0.25)

Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002 were options to purchase 3,135,961 and 3,375,201 shares of common stock, respectively, and 729,492 and 666,667 shares of common stock that can be converted from convertible preferred stock, respectively, because their inclusion would be anti-dilutive.

9.  COMPREHENSIVE INCOME/(LOSS)

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

	Three months ended March 31,
	2003	2002

Net loss	$(71)	$(2,332)
Foreign translation adjustments	24	97
Comprehensive income/(loss)	$(47)	$(2,235)

10.  COMMITMENTS AND CONTINGENCIES

In March 2003, Segue amended the distribution agreement it had signed in September 2001 with T-Plan Ltd. of the United Kingdom.  Under the revised agreement, Segue will continue to sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro; Segue will pay T-Plan Ltd. a royalty for each unit sold.  However, under the revised terms, Segue will no longer pay T-Plan Ltd. a minimum royalty in each quarter.  The Company will now make advance royalty payments of $50,000 per quarter each year through the year 2005.  These advance royalty payments will be credited against the actual royalties due on a cumulative basis until the termination of the contract.  Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination.  In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual cumulative royalties.  Other remaining royalty arrangements are not significant.

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

	Three months ended March 31, 2003		Three months ended March 31, 2002
	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,319	$3,255	$3,315	$3,085

Training and consulting	930	312	1,302	611
Maintenance	3,254	2,563	3,429	2,865

Total services	4,184	2,875	4,731	3,476

Adjustment relating to payment to a customer	(37)	(37)	(1,000)	(1,000)

Total	$7,466	$6,093	$7,046	$5,561

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters ended March 31 (in thousands):

	Total Revenue for Three Months Ended March 31,		Long Lived Assets At March 31,
	2003	2002	2003	2002

United States	$5,808	$6,019	$2,495	$3,020
Foreign	1,658	1,027	439	645

Total revenue	$7,466	$7,046	$2,934	$3,665

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

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

Segue does a thorough review of the VSOE of undelivered items semi-annually. If the average actual VSOE is substantially different from the standard VSOE, the Company adjusts the standards to be more reflective of the actual VSOE. This change may result in more or less revenue being recognized related to the initial delivery. To date, the difference between Segue’s standard VSOE and the actual VSOE has been immaterial and no adjustments have been made.

BAD DEBT RESERVE—On a regular basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

RESTRUCTURING AND IMPAIRMENT CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue follows the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. As such, in the first quarter of 2002 Segue recorded a restructuring charge of $683,000, which included $559,000 for a 5% workforce reduction and an incremental $124,000 for an additional estimated loss on unused space in our Lexington facility that resulted from workforce reductions. Refer to Note 6 in our Consolidated Financial Statements in this Form 10-Q for additional information. This estimate for the loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003.  There were no restructuring charges for the first quarter of 2003.  At March 31, 2003, the accrual balance related to the obligations associated with excess office space in both the Lexington and Los Gatos facilities is approximately $1.9 million. This is comprised of an estimated $2.7 million for future rents payable by Segue on unoccupied space, plus $54,000 in miscellaneous costs related to subleasing the space, less approximately $891,000 of estimated sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

GOODWILL - As required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years.  During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at March 31, 2003.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for the Three months ended March 31,
	2003	2002

Revenue:
Software	44.5%	47.1%
Services	56.0	67.1
Gross revenue	100.5	114.2
Adjustment relating to payment to a customer	(0.5)	(14.2)
Net revenue	100.0	100.0
Cost of revenue:
Cost of software	0.9	3.3
Cost of services	17.5	17.8
Total cost of revenue	18.4	21.1

Gross margin	81.6	78.9

Operating expenses:
Sales and marketing	47.7	62.8
Research and development	19.5	18.5
General and administrative	14.2	21.0
Restructuring charges	—	9.7
Total operating expenses	81.4	112.0

Income/(Loss) from operations	0.2	(33.1)
Other income, net	0.2	0.3
Income/(Loss) before provision for income taxes	0.4	(32.8)
Provision for income taxes	1.3	0.3
Net loss	(0.9)%	(33.1)%

SOFTWARE REVENUE

Software revenue remained unchanged at $3.3 million during the first quarter of 2003 as compared to the same period in 2002.  The lack of growth in software revenue in the first quarter of 2003 compared to the first quarter in 2002 is a result of global distractions and continued softness in IT spending as a result of the continued difficult economic environment.  Additionally, we continue to face strong competition leading to greater discounts on sales.  International software revenue accounted for 33%, or $1.1 million, and 18%, or $600,000, of total software revenue for the three months ended March 31, 2003 and 2002, respectively.

SERVICES REVENUE

Services revenue decreased 11% to $4.2 million during the first quarter of 2003 from $4.7 million in the same quarter of 2002.  As compared to the three months ended March 31, 2002, recognized maintenance revenue decreased 5% and training and consulting revenue decreased 29% for the first quarter of 2003.  The decrease in recognized maintenance revenue was driven largely by fewer software licenses sold during 2002 in comparison to those in 2001, resulting in a smaller base of software licenses with new maintenance that is being amortized over the contract period, which is predominately 12 months.  The decreased revenue from training and consulting engagements in the first quarter of 2003, as compared to the same period of 2002, is primarily attributable to the continued difficult economic conditions in 2003, which caused a decrease in bookings and delivery of training and consulting engagements.

Additionally, we continue to see an increase in customers using on-line training, which allows them to realize the full value of training while keeping expenses to a minimum.

ADJUSTMENT RELATING TO PAYMENT TO A CUSTOMER

In the first quarter of 2003, the Company made payments of approximately $37,000 to several resellers for referral fees. Under EITF Issue No. 01-9, these payments were considered to be a reduction in revenue and are presented in the statement of operations as such.   In January 2002, the Company made a one-time payment of $1.0 million to IBM.  There were no other material payments made by the Company in the first quarter of 2003 or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

COST OF SOFTWARE

Cost of software decreased 72% to $64,000 during the first quarter of 2003 from $230,000 in the first quarter of 2002.  As a percentage of software revenue, costs of software in the first quarter of 2003 decreased to 2% from 7% in the corresponding prior-year period.  The decrease in cost of software in 2003, both in absolute dollar amount and as a percentage of software revenue, was primarily due to a reduction in royalties and lower personnel-related costs and allocated costs as a result of the headcount reductions and restructuring of excess office space in the Lexington facility during 2002.

COST OF SERVICES

Cost of services remained relatively flat at $1.3 million during the first quarter of 2003 as compared to the same period in 2002.  Cost of services consists primarily of costs of providing customer technical support, training and consulting.  Cost of services as a percentage of services revenue increased to 31% in the first quarter of 2003 from 27% in the corresponding prior-year period.  Cost of services as a percentage of service revenue may vary based on the profitability of individual consulting engagements and the use and utilization rate of in-house consultants versus third party outsourcing.  In addition, the major component of the cost of services is salary expense, which is relatively fixed and on lower service revenue represents a higher percentage. Cost of training and consulting decreased 11% to $618,000 in the first quarter of 2003 compared to $691,000 for the same quarter in 2002.  This decrease is primarily due to reduced outsourced consulting expenses and telephone expense.  During the three-month period ended March 31, 2003, cost of maintenance increased 23% to $691,000, as compared to $564,000 for the same period in 2002. This increase resulted from higher personnel-related expenses and the translation in the foreign currency as compared to the same period last year.

SALES AND MARKETING

Sales and marketing expenses decreased 18% to $3.6 million during the first quarter of 2003 from $4.4 million in the first quarter of 2002. More than half of the decrease is attributable to decreases in personnel-related expenses as a result of the reductions in headcount from the restructuring actions in the past twelve months.  Additionally, reduced expenditures for marketing programs and a reduction in allocated expenses also contributed to the decrease in sales and marketing expenses in the first quarter of 2003, as compared to the same period in 2002.  Reduced allocated expenses consisted primarily of rent and other facility related costs that are associated with the restructuring of excess office space in our Lexington facility.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 15% to $1.5 million for the first quarter of 2003 in comparison to $1.3 million for the same period in 2002.  The increase in research and development expenses in 2003 was primarily caused by the exchange rate translation in the European market and increased personnel-related expenses, partially offset by lower telephone expense.  Segue may not be able to reduce costs in research and development any further without impacting its ability to develop new products and to enhance existing products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 27% to $1.1 million during the first quarter of 2003 from $1.5 million for the same period in 2002.  The decrease was primarily due to a reduction in foreign currency transaction expense, personnel-related expenses and allocated expenses, which consists primarily of facility related costs that resulted from the restructuring of the excess office space in the Lexington facility.  The overall decrease in general and administrative expenses was partially offset by an increase in bad debt expense as compared to the first quarter of 2002 that included approximately $100,000 in bad debt recoveries.

AMORTIZATION OF GOODWILL

As required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002.  During the fourth quarter of 2002, Segue evaluated the fair value of the goodwill and found no impairment existed and no adjustment was made.  Segue will perform an annual test of the transitional fair value of the goodwill during the fourth quarter of 2003.  There was no amortization of goodwill for the quarters ended March 31, 2003 and 2002.

RESTRUCTURING CHARGES

There were no restructuring charges in the first quarter of 2003.  During the first quarter of 2002, Segue executed a restructuring plan, which included a reduction in workforce of approximately 5% in the quarter. As a result, Segue recognized restructuring and other charges of approximately $683,000.  The restructuring charges included approximately $559,000 for severance and other employee-related costs for the termination of 12 employees and approximately $124,000 for facility-related costs.  These facility-related costs included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

OTHER INCOME, NET

Other income, net decreased 38% to $13,000 during the first quarter of 2003 from $21,000 in the same quarter of 2002.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in the first quarter of 2003 in comparison to the same period in 2002, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $97,000 and $25,000 for the first quarter of 2003 and 2002, respectively.  There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.   The increase in taxes was due to adjustments in foreign tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our principal sources of liquidity included cash and cash equivalents totaling $6.0 million.

Our operating activities generated cash of $544,000 during the first three months of 2003, compared to $834,000 cash utilized in the same period in 2002.  Cash generated in 2003 resulted from the net loss, adjusted for depreciation of property and equipment and the increase in deferred revenue, the decrease in accounts receivable and other current assets, offset by a decrease in accounts payable and accrued expenses.

Our investing activities generated cash of $57,000 in the first quarter of 2003, as compared to $4.1 million in 2002. Cash generated in 2003 resulted from an increase in other assets partially offset by purchases in property and equipment, as compared to 2002, which primarily came from maturing short-term investments. We continued to keep purchases of property and equipment low during the first quarter of 2003.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

Our financing activities generated cash of $83,000 and $2.1 million during the first quarter of 2003 and 2002, respectively.  Cash generated from financing activities in the first quarter of 2003 was generated primarily from the issuance of stock under the employee stock purchase plan, while the first quarter of 2002 also included $2.0 million from the issuance of convertible preferred stock.

We have historically had annual losses. This, accompanied by the continued economic downturn in 2002 and the slowdown of Information Technology capital spending, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

However, the effects of the steps taken by management have significantly reduced the Company’s future expected cash outflow. Furthermore, on January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord.  Pursuant to the terms of the restructuring Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005.

Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, Segue must maintain its current revenue level.

Assuming that Segue can execute on current plans to maintain revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, Segue will have sufficient resources to meet its working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $57.3 million as of March 31, 2003. In the fourth quarter of 2002, Segue reported net income of $857,000, and in the first quarter of 2003 the Company reported net income from operations of $13,000, but it is uncertain whether the

Company can sustain profitability in the future. For the period ended March 31, 2003, the Company had gross revenue of $7.5 million verses $8.0 million in the same period last year.  During 2001 and 2002, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash. These cost saving measures may not be effective, and are not necessarily indicative of future operating results. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending remains very uncertain particularly in light of the continued decline in the business climate throughout 2002. If IT spending continues to decline, Segue’s revenues could be further adversely impacted.

Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.  In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program. Segue has built alliances with PeopleSoft, Allen Systems Group, IBM Tivoli, and continued its IBM alliance. The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Program, the financial results and stock price could be adversely affected.

Segue may not generate substantial incremental revenue from the expanded relationship with IBM.  In 2002, Segue signed an expanded contract with IBM Corporation under which Segue is the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ (IGSSMS) new remote infrastructure analysis offering. IBM will use Segue’s monitoring product, SilkVision, and Segue’s enhanced scalability product, SilkPerformer V. Segue invested significant resources in the alliance, including $1.0 million in cash to accelerate the availability of the new IBM service offering. In early 2003, IBM’s IGSSMS division advised the Company that it will no longer offer this service.  Other divisions within IBM are currently evaluating whether to offer this service and it is uncertain whether Segue will generate any incremental revenue from the expanded relationship.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.  The nature of the web-based automated software testing and e-business testing markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. In the first quarter 2003, over 85% of Segue’s product revenue were generated from its SilkPerformer and SilkTest products compared to over 96% in same period last year.  Also, in the first quarter of 2003 we officially released SilkPlan Pro 6.0, a major release to our test management product for which we have a distribution agreement with T-Plan Ltd, a UK based company.  Further, we released enhancements to our SilkTest 6.0 and SilkTest International 6.0 products during the first quarter 2003.  If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on expense savings and potential incremental revenue from its strategic alliances, its SilkElite Partner Program, and its new products and product enhancements, that future sales will be sufficient to allow us to continue as a viable business. In the first quarter of 2003, we did generate about $544,000 in positive cash flow from operations. Total gross revenue in the first quarter 2003 declined by approximately 7% from the same prior year period. If future sales are not sufficient or revenue continues to be lower comparatively, however, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

We cannot assure a liquid market for our stock.  In 2002, Segue was informed by NASDAQ that the company was not in compliance with certain listing requirements for continued listing on their National Market exchange.  Segue was able to take steps to remain in compliance with the listing requirements. Continued compliance with the listing requirements of the NASDAQ SmallCap Market

Exchange, and thus a liquid market for our common stock, are closely related to the financial performance of the Company. The Company’s future business may not be sufficient to assure continued listing on the NASDAQ SmallCap Exchange.

We may have difficulty operating the business efficiently with fewer resources.  Between 2000 and the current date, Segue reduced headcount by a total of approximately 50% and implemented several cost reduction initiatives, including reduced marketing and sales expenses. Segue was able to achieve increased productivity with fewer resources. Segue’s ability to increase further its current productivity, as well as sustain current performance with fewer resources, is uncertain.

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

Segue’s business could be adversely affected if its products contain errors.  Software products as complex as ours may contain undetected errors or “bugs” which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We must hire and retain skilled personnel in a difficult economic environment.  Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2003. All of this could have a material adverse effect on our business, operating results and financial condition.

We face many risks associated with international business activities.  We derived approximately 22% of total revenue from international customers in the first quarter of 2003, compared to 15% in the first quarter of 2002. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Continued growth of international sales is important to growth and the stability of Segue. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

Segue’s success depends on our ability to protect our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from Segue’s technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and four are pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of Segue’s products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause Segue to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper).

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the first three months of 2003, we incurred transaction and re-measurement expenses of approximately $20,000 related to foreign currency. The expense effect of foreign currency for the first three months of 2002 was approximately $161,000.   As of March 31, 2003, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $122,000.

ITEM 4.  CONTROLS AND PROCEDURES

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our former Chief Executive Officer, Acting Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our former Chief Executive Officer, Acting Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. Since the date of this evaluation we have had no changes in, or affecting, our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS—None

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2003, the Company announced that Stephen B. Butler resigned as chief executive officer, president and director to take a position with a private company in the electronic design automation market.   The Company has initiated a search process for a new chief executive officer and has hired an executive search firm to assist in the process.   Until a successor chief executive officer is named, the board of directors has elected Samuel J. Gallo, senior vice president and general counsel, and Douglas Zaccaro, senior vice president, chief financial officer, and treasurer as acting co-chief executive officers.  Mr. Butler will not stand for re-election to the Board at the Company’s June 6 annual meeting, but at the Company’s request, he will be available to Segue as a consultant through the end of May 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1      Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification of Acting Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003.

SEGUE SOFTWARE, INC.

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Acting Co-Chief Executive Officer and Chief Financial Officer of the Company

By:	/s/ SAMUEL J. GALLO

Samuel J. Gallo
Acting Co-Chief Executive Officer of the Company

CERTIFICATIONS

Ladies and Gentlemen:

I, Samuel J. Gallo, Acting Co-Chief Executive Officer of the Company, hereby certify that:

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

Date: May 14, 2003	/s/ SAMUEL J. GALLO
	Name:	Samuel J. Gallo
	Title:	Acting Co-Chief Executive Officer

CERTIFICATIONS

Ladies and Gentlemen:

I, Douglas Zaccaro, Acting Co-Chief Executive Officer and Chief Financial Officer of the Company, hereby certify that:

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

Date: May 14, 2003	/s/ DOUGLAS ZACCARO
	Name:	Douglas Zaccaro
	Title:	Acting Co-Chief Executive Officer and Chief Financial Officer