Form 10-Q
period 2003-06-30
SEGUE SOFTWARE INC
filed 2003-08-12
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of August 4, 2003 was 9,716,740

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited)
	June 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$6,076	$5,335
Accounts receivable, net of allowances of $213 and $232, respectively	4,610	6,007
Other current assets	1,277	967
Total current assets	11,963	12,309

Property and equipment, net	1,521	2,089
Goodwill, net	1,506	1,506
Other assets	964	1,291
Total assets	$15,954	$17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,296	$1,256
Accrued compensation and benefits	1,342	1,163
Accrued lease obligations on excess space	1,760	2,145
Accrued expenses	1,023	1,522
Deferred revenue	8,096	8,408
Total current liabilities	13,517	14,494

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 773 and 729 shares of Series B preferred stock issued and outstanding, respectively	2,269	2,147
Common stock, par value $.01 per share; 30,000 shares authorized; 9,862 and 9,765 shares issued, respectively	99	98
Additional paid-in capital	58,179	58,206
Cumulative translation adjustment	262	98
Accumulated deficit	(57,772)	(57,248)
	3,037	3,301
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders’ equity	2,437	2,701
Total liabilities and stockholders’ equity	$15,954	$17,195

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Software	$3,194	$2,514	$6,513	$5,829
Services	4,042	4,342	8,226	9,073
Subtotal revenue	7,236	6,856	14,739	14,902
Less vendor consideration to a customer	(58)	(25)	(95)	(1,025)
Net revenue	7,178	6,831	14,644	13,877

Cost of revenue:
Cost of software	111	173	175	403
Cost of services	1,219	1,453	2,528	2,708
Total cost of revenue	1,330	1,626	2,703	3,111

Gross margin	5,848	5,205	11,941	10,766

Operating expenses:
Sales and marketing	3,543	4,023	7,102	8,449
Research and development	1,457	1,563	2,915	2,865
General and administrative	1,288	1,303	2,351	2,781
Restructuring charges	—	147	—	830
Total operating expenses	6,288	7,036	12,368	14,925

Loss from operations	(440)	(1,831)	(427)	(4,159)
Interest Income	14	22	27	43
Loss before provision for income taxes	(426)	(1,809)	(400)	(4,116)
Provision for income taxes	27	50	124	75
Net loss	(453)	(1,859)	(524)	(4,191)
Preferred stock dividend-in-kind	68	48	122	54
Net loss applicable to common shares	$(521)	$(1,907)	$(646)	$(4,245)

Net loss per common share - basic and diluted	$(0.05)	$(0.20)	$(0.07)	$(0.45)

Weighted average common shares outstanding - basic and diluted	9,707	9,552	9,683	9,522

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended June 30,
	2003	2002
Increase (decrease) in cash

Cash flows from operating activities:
Net loss	$(524)	$(4,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	773	971
Changes in operating assets and liabilities:
Accounts receivable	1,468	1,539
Other current assets	(290)	58
Accounts payable	35	(713)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(667)	380
Deferred revenue	(354)	(916)

Net cash provided by (used in) operating activities	441	(2,872)

Cash flows from investing activities:
Additions to property and equipment	(151)	(123)
Maturities of short-term investments	—	5,749
Purchases of short-term investments	—	(800)
Other, net	329	(99)

Net cash provided by investing activities	178	4,727

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	95	143
Proceeds from the issuance of convertible preferred stock	—	2,000

Net cash provided by financing activities	95	2,143

Effect of exchange rate changes on cash	27	77

Net increase (decrease) in cash and cash equivalents	741	4,075
Cash and cash equivalents, beginning of period	5,335	2,326

Cash and cash equivalents, end of period	$6,076	$6,401
Supplemental disclosure of non-cash investing and financing transactions:
Cash paid for income taxes during the six months ended June 30	$354	45

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

2.                                      LIQUIDITY

The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $57.8 million at June 30, 2003.  As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations.  However, the Company generated approximately $441,000 in positive cash flow from operations and  $741,000 in overall positive cash flow for the first six months of 2003.

Segue management has taken significant steps to streamline its operations over the last two years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must increase revenue from the current levels for Segue to re-achieve profitability and sustain positive cash flow. Assuming that Segue can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

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

3.                                      RECENT ACCOUNTING DEVELOPMENTS

In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. In January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in Q2 2002. Under the provisions of EITF Issue No. 01-9, this

$1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the three and six months ended June 30, 2003, we recorded approximately $58,000 and $95,000 respectively, as an additional revenue reduction for amounts paid to resellers as referral fees for sales versus $25,000 and $1.0 million for the same periods in 2002. There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the period ended June 30, (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net loss applicable to common shares
As reported	$(521)	$(1,907)	$(646)	$(4,245)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(714)	(885)	(1,455)	(1,746)
Pro forma	$(1,235)	$(2,792)	$(2,101)	$(5,991)
Net loss per common share — basic and diluted
As reported	$(0.05)	$(0.20)	$(0.07)	$(0.45)
Pro forma	$(0.13)	$(0.29)	$(0.22)	$(0.63)

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contract as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. As a general rule, the Company does not using hedging instruments, therefore management does not expect that the adoption of Statement No. 149 will have a significant impact on either its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a significant impact on either its financial position or results of operations.

4.                                      OTHER ASSETS

Included in other assets at June 30, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our sublease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. Also included in the total is $194,000 for the security deposits on several of our other office leases.  During the quarter ended June 30, 2003, the balance on an interest bearing promissory note receivable of approximately $225,000 from Segue’s former chief executive officer was paid in full, including all interest due.

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

For the quarter ended June 30, 2003, an additional 21,885 shares of Preferred Stock were earned as dividends.  For the six months ended June 30, 2003, a total of 43,769 shares were earned as dividends and were issued as shares of Preferred Stock on June 30, 2003.  Preferred Stock dividends earned for the three and six months ended June 30, 2003 resulted in an expense of approximately $68,000 and $122,000 respectively versus $48,000 and $54,000 for the same periods in 2002. The fair value of the Preferred Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares.

For the three months ended June 30, 2003, there were 11,678 options to purchase common stock exercised by employees and no shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $12,000.  For the three months ended June 30, 2002, there were options to purchase 15,537 shares of common stock exercised by employees and a director, and no shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $16,000.  For the six months ended June 30, 2003, there were a total of 11,678 options to purchase common stock exercised by employees and 84,809 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $95,000.  For the six months ended June 30, 2002, there were a total of 25,537 options to purchase common stock exercised by employees and directors, and 78,816 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions were approximately $143,000.

At June 30, 2003, the Company has 3 stock-based employee compensation plans.  (These plans are described more fully in Note 5 of the Company’s Annual 10-K Report.)  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

6.                                  RESTRUCTURING CHARGES

Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company.  As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices, net of estimated sublease income.  The following table summarizes the restructuring actions and charges incurred by quarter:

Quarter	Severance and other employee related costs	Number of employees terminated as part of restructuring plan	% Reduction in workforce	Cost of estimated facility obligations, net of estimated sublease income	Office for which facility costs accrued	Total Restructuring Charge

Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—
Total 03	—	—		—	—	—

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	$373,000	Lexington	$373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	$559,000	12	5	124,000	Lexington	683,000
Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—
Total 01	1,344,000	115		2,877,000		4,221,000

Total	$1,903,000	127		$3,521,000		$5,424,000

During the first quarter of 2003, we paid the entire $82,000 accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002.  At March 31, 2003, we had fulfilled all our liabilities related to severance and other employee related costs associated with all of the restructuring actions noted above.

At June 30, 2003, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.8 million.  This is comprised of an estimated $2.5 million for future rents payable by Segue on unoccupied space, plus $25,000 in miscellaneous costs related to subleasing the space, less approximately $757,000 of estimated future sublease income.  The Company made no material estimate adjustments related to this accrual for the period ended June 30, 2003.

7.                                      PROVISION FOR INCOME TAXES

Segue recorded provisions for foreign and state income taxes of $27,000 and $124,000 for the three and six months ended June 30, 2003, respectively, and $50,000 and $75,000 for the same periods last year. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.                                      NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common shares	$(521)	$(1,907)	$(646)	$(4,245)
Weighted average common shares used in net loss per share—basic and diluted	9,707	9,552	9,683	9,522
Net loss per common share—basic and diluted	$(0.05)	$(0.20)	$(0.07)	$(0.45)

Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were options to purchase 3,433,163 and 3,444,641 shares of common stock, respectively, and 773,261 and 688,200 shares of common stock issuable upon the conversion of preferred stock, respectively, because their inclusion would be anti-dilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(453)	$(1,859)	$(524)	$(4,191)
Foreign translation adjustments	140	99	164	196
Comprehensive loss	$(313)	$(1,760)	$(360)	$(3,995)

10.                               COMMITMENTS AND CONTINGENCIES

In March 2003, Segue amended the distribution agreement it had signed in September 2001 with T-Plan Ltd. of the United Kingdom.  Under the revised agreement, Segue will continue to sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro; Segue will pay T-Plan Ltd. a royalty for each unit sold.  However, under the revised terms, Segue will no longer pay T-Plan Ltd. a minimum royalty in each quarter.  Effective April 1, 2003, the Company will make advance royalty payments of $50,000 per quarter each year through the year 2005.  These advance royalty payments will be credited against the actual royalties due on a cumulative basis until the termination of the contract.  Advance royalty payments will cease should the cumulative advance payments exceed actual royalties by more than $100,000.  Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination.  In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual cumulative royalties.  Other remaining royalty arrangements are not significant.

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

As of June 30, 2003, Segue had slightly more than $2.4 million in net stockholder’s equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our listing on the NASDAQ Small Cap Exchange.  Management is currently in the process of developing a plan to re-establish net stockholder’s equity above the $2.5 million threshold.

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

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,194	$3,083	$2,514	$2,341	$6,513	$6,338	$5,829	$5,426

Training and consulting	610	32	1,050	331	1,540	344	2,352	942
Maintenance	3,432	2,791	3,292	2,558	6,686	5,354	6,721	5,423

Total services	4,042	2,823	4,342	2,889	8,226	5,698	9,073	6,365

Less vendor consideration to a customer	(58)	(58)	(25)	(25)	(95)	(95)	(1,025)	(1,025)

Total	$7,178	$5,848	$6,831	$5,205	$14,644	$11,941	$13,877	$10,766

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and six months ended June 30 (in thousands):

	Total Net Revenue
	Three months ended June 30,		Six months ended June 30,		Long Lived Assets June 30,
	2003	2002	2003	2002	2003	2002

United States	$6,079	$5,863	$11,887	$11,882	$2,066	$2,778
Foreign	1,099	968	2,757	1,995	419	666
	$7,178	$6,831	$14,644	$13,877	$2,485	$3,444

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

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

RESTRUCTURING AND IMPAIRMENT CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. As such, since April 2001, Segue has recorded total restructuring charges of $5.4 million, which includes $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Refer to Note 6 in our Consolidated

Financial Statements in this Form 10-Q for additional information. This estimate for the loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003.  There were no restructuring charges for the second quarter of 2003.  At June 30, 2003, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.8 million.  This is comprised of an estimated $2.5 million for future rents payable by Segue on unoccupied space, plus $25,000 in miscellaneous costs related to subleasing the space, less approximately $757,000 of estimated future sublease income.  Segue is under a restructured sublease for the Lexington facility until October 2007.

GOODWILL - As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years.  During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at June 30, 2003.

PREFERRED STOCK DIVIDEND-IN-KIND - On March 22, 2002, the Company and S-7 Associates LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of preferred for one share of common, subject to adjustment upon the occurrence of certain transactions.  Dividends on the Preferred Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock semiannually.  Management has estimated the value of a share of preferred stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question.  The Company accrues for the estimated value of the preferred stock dividend-in-kind on a quarterly basis.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended June 30,		Percentage of Revenue for Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Software	44.5%	36.8%	44.4%	42.0%
Services	56.3	63.6	56.2	65.4
Subtotal revenue	100.8	100.4	100.6	107.4
Less vendor consideration to a customer	(0.8)	(0.4)	(0.6)	(7.4)
Net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	1.5	2.5	1.2	2.9
Cost of services	17.0	21.3	17.3	19.5
Total cost of revenue	18.5	23.8	18.5	22.4

Gross margin	81.5	76.2	81.5	77.6

Operating expenses:
Sales and marketing	49.4	58.9	48.5	60.9
Research and development	20.3	22.9	19.9	20.7
General and administrative	17.9	19.1	16.1	20.0
Restructuring and other charges	—	2.1	—	6.0
Total operating expenses	87.6	103.0	84.5	107.6

Loss from operations	(6.1)	(26.8)	(3.0)	(30.0)
Interest Income	0.2	0.3	0.2	0.3
Loss before provision for income taxes	(5.9)	(26.5)	(2.8)	(29.7)
Provision for income taxes	0.4	0.7	0.8	0.5
Net loss	(6.3)%	(27.2)%	(3.6)%	(30.2)%

SOFTWARE REVENUE

Software revenue increased 27% to $3.2 million during the second quarter of 2003 from $2.5 million for the same period in 2002. For the six months ended June 30, 2003, software revenue increased 12% to $6.5 million from $5.8 million for the six months ended June 30, 2002.  The overall factor contributing to the increase in software revenue for the three months ending June 30, 2003 was due to the increase in average deal size as compared to the same period in 2002.  On a year to date basis, the major reasons for the increase in software revenue as compared to the same period in 2002, was the closing of several large deals early in 2003, which significantly increased our average invoice size and an increase in international sales.  International software revenue accounted for 21%, or $665,000, and 27%, or $1.8 million, of total software revenue for the three and six months ended June 30, 2003, respectively, as compared to 21%, or $521,000 and 19%, or $1.1 million for the same periods in 2002.  The increase in international software revenue, in absolute dollars, was due to stronger performance by European resellers and distributors.

SERVICES REVENUE

Services revenue decreased 7% to $4.0 million during the second quarter of 2003 from $4.3 million in the same quarter of 2002. For the six months ended June 30, 2003, services revenue decreased 10% to $8.2 million, as compared to $9.1 million for the six months ended June 30, 2002.  As compared to the three and six months ended June 30, 2002, training and consulting revenue decreased 42% and 35% for the same periods in 2003, respectively.  The decrease in training and consulting revenue in 2003, as compared to the same prior-year periods, is primarily attributable to the continued difficult economic conditions in 2003, which caused a decrease in bookings and delivery of training and consulting engagements.  Additionally, we continue to see an increase in customers using on-line training, which allows them to realize the full value of training while keeping expenses to a minimum.  For the three months ended June 30, 2003, recognized maintenance revenue increased 4% from the same period in 2002.  The increase in recognized maintenance revenue was largely attributable to increased product sales and a continued higher renewal rate in the period as compared to 2002.  For the first half of 2003, recognized maintenance revenue essentially remained unchanged from the same period in 2002.

ADJUSTMENT RELATING TO PAYMENT TO A CUSTOMER

In the three and six months ended June 30, 2003, the Company made payments of approximately $58,000 and $95,000 to several resellers for referral fees, as compared to $25,000 and $1.0 million in the same period of 2002.  Under EITF Issue No. 01-9, these payments were considered to be a reduction in revenue and are presented in the statement of operations as such.  In January 2002, the Company made a one-time payment of $1.0 million to IBM.  There were no other material payments made by the Company in the second quarter of 2003 or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

COST OF SOFTWARE

Cost of software decreased 36% to $111,000 during the second quarter of 2003 from $173,000 in the same quarter of 2002. For the six months ended June 30, 2003, cost of software decreased 57% to $175,000 from $403,000 in the same period of 2002. As a percentage of software revenue, cost of software decreased to 3% from 7% in both the three months and six months ended June 30, 2003 as compared to the same periods in 2002.  The decrease in cost of software, both in amount and as a percentage of software revenue, was primarily due to reduced personnel and facility related expenses and a reduction in royalties and reseller commissions.

Furthermore, more software orders are being delivered electronically, reducing the use of media, manuals and packaging.

COST OF SERVICES

Cost of services decreased 20% to $1.2 million and 7% to $2.5 million for the three months and six months ended June 30, 2003, as compared to $1.5 million and $2.7 million for the same periods in 2002.  Cost of services consists primarily of costs of providing customer technical support, training and consulting. During the second quarter of 2003, cost of services as a percentage of services revenue decreased to 30% from 33% in the same quarter last year.  For the six months ended June 30, 2003, cost of services as a percentage of services revenue increased to 31% from 30% in the corresponding prior-year period.  Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants. For the second quarter of 2003, cost of training and consulting decreased 20% to $578,000 from $719,000 for the same quarter of 2002. For the six months ended June 30, 2003, cost of training and consulting decreased 14% to $1.2 million as compared to $1.4 million for the corresponding prior-year period. The decrease is primarily attributable to lower personnel related expenses, reduced outsourced consulting expenses and lower telephone expense.  For the three months ended June 30, 2003, cost of maintenance decreased 13% to $641,000 from $734,000 for the same period in 2002.  For the first half of 2003, cost of maintenance remained relatively unchanged at $1.3 million from the same period in 2002.  The decreases are mainly in allocated rent, telephone and depreciation, which represent further shifting of support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower.

SALES AND MARKETING

Sales and marketing expenses decreased 13% to $3.5 million during the second quarter of 2003 from $4.0 million in the second quarter of 2002.  For the six months ended June 30, 2003, sales and marketing expenses decreased 15% to $7.1 million from $8.4 million in the corresponding prior-year period.  The main reasons for the decreases are lower personnel and facility related costs due to the restructurings during 2002 and less travel related expenses, partially offset by increased commissions because of higher revenue.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 6% to $1.5 million during the second quarter of 2003 from $1.6 million in the same quarter of 2002.  For the six months ended June 30, 2003, research and development expenses remained relatively unchanged at $2.9 million from the same period in 2002.  The decrease is mainly related to a reduction in personnel and facility related costs associated with the restructuring in 2002, partially offset by the exchange rate translation in the European market on the expenses of our foreign operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses remained unchanged at $1.3 million during the second quarter of 2003 as compared to the same period in 2002.  For the six months ended June 30, 2003, general and administrative expenses decreased 14% to $2.4 million from $2.8 million in the corresponding prior-year period.  The decrease in expenses are a result of lower personnel related and allocated expenses due to the restructuring actions in 2002 and reduced legal expenses.  The overall decrease in general and administrative expense was partially offset by recruitment charges incurred relating to the CEO search and for bad debt expense in the first six months of 2003 as compared to $196,000 recoveries of bad debt in the same period in 2002.

RESTRUCTURING CHARGES

For the three and six months ended June 30, 2003, there were no restructuring charges recorded.  During the second quarter of 2002, Segue recorded as restructuring charges $147,000 for an increase in the estimate of the loss associated with excess office facilities. For the six months ended June 30, 2002, the Company recorded restructuring charges of $830,000, which included $559,000 for a reduction in workforce of approximately 5% and approximately $271,000 for facility-related costs, which included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

OTHER INCOME, NET

Other income, net decreased 36% to $14,000 during the second quarter of 2003 from $22,000 in the same quarter of 2002.  For the six months ended June 30, 2003, net other income decreased 37% to $27,000 from $43,000 in the same period last year.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in 2003 in comparison to the same period in 2002, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision for foreign and state income taxes of $27,000 and $124,000 for the three and six months ended June 30, 2003, respectively, as compared to $50,000 and $75,000 for the same periods in 2002.  There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.  The increase in taxes was due to adjustments in foreign tax provisions in the six months of 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments totaling $6.1 million, as compared to $5.3 million as of December 31, 2002.

Our operating activities generated cash of $441,000 during the first six months of 2003 compared to $2.9 million cash utilized in the same period in 2002.  Cash generated from operating activities in 2003 resulted from our net loss, adjusted for depreciation of fixed assets, as well as increases in other current assets and accounts payable, offset by decreases in accounts receivable and decreases in accrued expenses and deferred revenue.

Our investing activities generated cash of $178,000 and $4.7 million in the first six months of 2003 and 2002, respectively.  Cash generated in 2003 came from a decrease in other assets partially offset by purchases in property and equipment, as compared to 2002, which primarily came from maturing short-term investments.  We continued to keep purchases of property and equipment low during the quarter.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

We generated funds from financing activities of $95,000 during the first half of 2003, as compared to $2.1 million during the same period in 2002.  Cash generated from financing activities in 2003 was primarily generated from the sale of stock under the employee stock purchase plan, while the first six months of 2002 also included $2.0 million from the issuance of convertible preferred stock.

We have historically had annual losses. This, accompanied by the continued economic downturn in 2003 and the slowdown of Information Technology capital spending, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations.

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

We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, Segue must increase revenue from the current level.

Assuming that Segue can execute on current plans to increase revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, Segue will have sufficient resources to meet its working capital and debt requirements for at least the next twelve months. However, if we are not able to increase current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $57.8 million as of June 30, 2003. In the fourth quarter of 2002, Segue reported net income of $857,000, but in the first quarter of 2003 the Company reported a net loss of $71,000, and in the second quarter of 2003, Segue reported a net loss of $453,000.  It is uncertain whether the Company can return to profitability in the future. For the period ended June 30, 2003, the Company had total revenue of $7.2 million verses $6.8 million in the same period last year.  During 2001 and 2002, Segue initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and the Company has sustained these measures in 2003. Despite these cost saving measures, the Company’s future profitability remains uncertain. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending remains very uncertain particularly in light of the continued decline in the business climate throughout 2002 and early 2003. If IT spending does not increase, Segue’s revenues could be further adversely impacted.

Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.  In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program. Segue has built alliances with PeopleSoft, Allen Systems Group, Microsoft and IBM.  The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Program, the financial results and stock price could be adversely affected.

The effect of the change in the IBM relationship is uncertain.  In 2002, Segue signed an expanded contract with IBM Corporation under which Segue was the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ (IGSSMS) new remote infrastructure analysis offering.  In the first quarter of 2003, IBM’s IGSSMS advised Segue that it would no longer be offering the remote monitoring service, which was powered by Segue’s SilkVision software.  The Company had invested $1.0 million to accelerate the implementation of this service.  Segue is negotiating the termination of this portion of the IBM contract, and the return of the amount of the investment not spent by IBM in the deployment of this service.  The amount of any return is uncertain and there is no obligation to do so.  In addition, in the second quarter of 2003, IBM Tivoli advised Segue of the cancellation of the royalty contract signed by both companies in September of 2002.  Tivoli was expected to integrate Segue’s SilkTest software into a larger Tivoli product suite, and Segue was to have received a royalty each time Tivoli sold its product suite.  IBM acquired Rational Software in February 2003 and accordingly, IBM Tivoli has decided to use a Rational Software testing tool in place of Segue’s tool.  Segue had the potential to receive up to $2.5 million in royalties over the next several years.  The impact of these events on the remaining IBM relationship and future revenue is uncertain.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.  The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the first six months of 2003, over 87% of Segue’s product revenues were generated from its SilkPerformer and SilkTest products compared to over 96% in same period last year.  During the quarter ended June 30, 2003, Segue released SilkVision 2.0, the newest version of its powerful Web-based enterprise monitoring software.  The Company anticipates releasing further product enhancements in 2003.  If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on expense savings and the stability of its revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the six months ended June 30, 2003, the Company generated $741,000 in positive cash flow. Total gross revenue in the first quarter 2003 declined by approximately 7% from the same prior year period, but increased by approximately 6% in the second quarter of 2003 over the same period last year. If the Company fails to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

The Company’s interim management structure could adversely impact its business.  In the second quarter of 2003, the Company’s Chief Executive Officer resigned.  The Company is actively recruiting a replacement Chief Executive Officer with the assistance of Korn/Ferry, an international executive search firm.  Two members of senior management are currently serving as Co-Chief Executive Officers.  The effect of this interim management structure on the Company’s business and employees is uncertain.

We cannot assure a liquid market for our stock.  In 2002, Segue was informed by NASDAQ that the company was not in compliance with certain listing requirements for continued listing on their National Market exchange.  Segue was able to take steps to meet the initial listing requirements of the NASDAQ Small Cap Market Exchange.  As of June 30, 2003, Segue had slightly more than $2.4 million in net stockholder’s equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our listing on the NASDAQ Small Cap Exchange.  Management is currently in the process of developing a plan to re-establish net stockholder’s equity above the $2.5 million threshold.  Continued compliance with the listing requirements of the NASDAQ Small Cap Market Exchange, and thus a liquid market for our common stock, are closely related to the financial performance of the Company. The Company’s future business may not be sufficient to assure continued listing on the NASDAQ Small Cap Market Exchange.

We may have difficulty operating the business efficiently with fewer resources.  Since 2000, Segue has reduced headcount by approximately 50% and implemented several cost reduction initiatives, including reduced marketing and sales expenses. Segue was able to achieve increased productivity with fewer resources. Segue’s ability to further increase its current productivity, as well as sustain current performance with fewer resources, is uncertain.

Segue faces significant competition from other software companies.  The market for web-based software quality management and testing and monitoring tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. Segue currently encounters competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation (now part of IBM), Compuware Corporation and Empirix. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

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

We face many risks associated with international business activities.  We derived approximately 19% of total revenue from international customers in the first six months of 2003, compared to 14% in the first six months of 2002.  The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Continued growth of international sales is important to growth and the stability of Segue. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade  commercial paper).  As of June 30, 2003, we had no short-term investments, only cash and cash equivalents.

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. For the three and six month period ended June 30, 2003, we incurred transaction and re-measurement expenses of approximately $130,000 and $150,000 respectively, versus $4,000 and $165,000 for the same periods in 2002.  As of June 30, 2003, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $262,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Acting Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Acting Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. Since the date of this evaluation we have had no changes in, or affecting, our disclosure controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of Segue Software, Inc. (the “Annual Meeting”) was held on June 6, 2003.

At the Annual Meeting, the following individuals were elected to Segue’s Board of Directors, constituting all members of Segue’s Board of Directors:

	Votes For	Votes Withheld
Edmund F. Kelly	7,948,323	1,010,886
John R. Levine	7,948,323	1,010,886
Howard L. Morgan	7,872,723	1,086,486
Robert W. Powers, Jr.	7,948,323	1,010,886
Jyoti Prakash	7,804,038	1,155,171
James H. Simons	7,873,723	1,085,486

The following additional proposals were considered at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld
Ratification of the amendment to the Company’s 1996 Employee Stock Purchase Plan increasing the number of shares of Common Stock available for purchase by eligible employees of the Company by 100,000.	7,692,130	1,250,735	16,344
Ratification of the appointment of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2003	7,907,387	1,033,708	18,114

ITEM 5. OTHER INFORMATION

On May 5, 2003, the Company announced that Stephen B. Butler resigned as chief executive officer, president and director to take a position with a private company in the electronic design automation market.  The Company has initiated a search process for a new chief executive officer and has hired an executive search firm to assist in the process.  Until a successor chief executive officer is named, the board of directors has elected Samuel J. Gallo, senior vice president and general counsel, and Douglas Zaccaro, senior vice president, chief financial officer, and treasurer as acting co-chief executive officers.  Mr. Butler did not stand for re-election to the Board at the Company’s June 6, 2003, annual meeting.

As of the date of this report, the Company was still in the process of searching for a successor to Mr. Butler.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following documents are filed as Exhibits to this report:

31.1	Certification of Acting Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Form 8-K was filed on April 23, 2003 regarding a press release announcing that Segue Software had reported its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003.

SEGUE SOFTWARE, INC.

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Acting Co-Chief Executive Officer and Chief Financial Officer of the Company

By:	/s/ SAMUEL J. GALLO

Samuel J. Gallo
Acting Co-Chief Executive Officer of the Company