Form 10-Q
period 2003-09-30
SEGUE SOFTWARE INC
filed 2003-11-13
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2003 was 9,778,598

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited)	(Audited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,187	$5,335
Accounts receivable, net of allowances of $208 and $232, respectively	4,472	6,007
Other current assets	1,252	967
Total current assets	11,911	12,309

Property and equipment, net	1,276	2,089
Goodwill, net	1,506	1,506
Other assets	940	1,291
Total assets	$15,633	$17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$975	$1,256
Accrued compensation and benefits	1,224	1,163
Accrued lease obligations on excess space	1,688	2,145
Accrued expenses	1,019	1,522
Deferred revenue	8,367	8,408
Total current liabilities	13,273	14,494

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 773 and 729 shares of Series B preferred stock issued and outstanding, respectively	2,269	2,147
Common stock, par value $.01 per share; 30,000 shares authorized; 9,924 and 9,765 shares issued, respectively	100	98
Additional paid-in capital	58,272	58,206
Cumulative translation adjustment	205	98
Accumulated deficit	(57,886)	(57,248)
	2,960	3,301
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)
Total stockholders’ equity	2,360	2,701
Total liabilities and stockholders’ equity	$15,633	$17,195

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Software	$3,003	$3,754	$9,516	$9,583
Services	4,055	4,016	12,281	13,089
Subtotal revenue	7,058	7,770	21,797	22,672
Less vendor consideration to a customer	(41)	(7)	(136)	(1,032)
Net revenue	7,017	7,763	21,661	21,640

Cost of revenue:
Cost of software	109	193	284	596
Cost of services	1,256	1,307	3,784	4,015
Total cost of revenue	1,365	1,500	4,068	4,611

Gross margin	5,652	6,263	17,593	17,029

Operating expenses:
Sales and marketing	3,462	3,906	10,564	12,355
Research and development	1,419	1,478	4,334	4,343
General and administrative	912	1,434	3,263	4,215
Restructuring charges	—	373	—	1,203
Total operating expenses	5,793	7,191	18,161	22,116

Loss from operations	(141)	(928)	(568)	(5,087)
Interest Income	11	31	38	74
Loss before provision for income taxes	(130)	(897)	(530)	(5,013)
Provision (credit) for income taxes	(16)	48	108	123
Net loss	(114)	(945)	(638)	(5,136)
Preferred stock dividend-in-kind	79	58	201	112
Net loss applicable to common shares	$(193)	$(1,003)	$(839)	$(5,248)

Net loss per common share - basic and diluted	$(0.02)	$(0.10)	$(0.09)	$(0.55)

Weighted average common shares outstanding - basic and diluted	9,745	9,584	9,704	9,543

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,
	2003	2002
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
Net loss	$(638)	$(5,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,037	1,420
Changes in operating assets and liabilities:
Accounts receivable	1,642	(232)
Other current assets	(262)	64
Accounts payable	(265)	(978)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(915)	651
Deferred revenue	(109)	(214)

Net cash provided by (used in) operating activities	490	(4,425)

Cash flows from investing activities:
Additions to property and equipment	(197)	(140)
Maturities of short-term investments	—	5,749
Purchases of short-term investments	—	(800)
Other, net	352	(98)

Net cash provided by investing activities	155	4,711

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	190	201
Proceeds from the issuance of convertible preferred stock	—	2,000

Net cash provided by financing activities	190	2,201

Effect of exchange rate changes on cash	17	85

Net increase in cash and cash equivalents	852	2,572
Cash and cash equivalents, beginning of period	5,335	2,326

Cash and cash equivalents, end of period	$6,187	$4,898
Supplemental disclosure of non-cash investing and financing transactions:
Cash paid for income taxes during the nine months ended September 30	$325	$144

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      BASIS OF PRESENTATION

The financial statements included herein have been prepared by Segue, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures are adequate to make the information presented not misleading.  However, it is suggested that these financial statements be read in conjunction with Segue’s audited financial statements for the year ended December 31, 2002, included in its 2002 Annual Report on Form 10-K.

This financial information reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods.  Results of interim periods may not be indicative of results for the full year.

2.                                      LIQUIDITY

The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $57.9 million at September 30, 2003.  As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations.  However, the Company generated approximately $490,000 in positive cash flow from operations and  $852,000 in overall positive cash flow for the first nine months of 2003.

Segue management has taken significant steps to streamline its operations over the last two years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures.  The Company must increase revenue from the current levels for Segue to re-achieve profitability and sustain positive cash flow. Assuming that the Company can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

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

The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of the Company, which in turn are dependent upon Segue’s ability to maintain or increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

3.                                      RECENT ACCOUNTING DEVELOPMENTS

In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. On January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in the second quarter of 2002. Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the three and nine months ended September 30, 2003, we recorded approximately $41,000 and $136,000 respectively, as an additional revenue reduction for amounts paid to resellers as referral fees for sales versus $7,000 and $1.0 million for the same periods in 2002. There were no other material payments made by the Company in this quarter or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company has adopted the provisions of this FASB and did not have a material effect on the results of operations.

In November 2002, the FASB issued Financial Interpretation Note (“FIN”) No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material effect on the consolidated financial position, results of operations or cash flows.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the periods ended September 30, (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Net loss applicable to common shares
As reported	$(193)	$(1,003)	$(839)	$(5,248)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(665)	(814)	(2,121)	(2,560)
Pro forma	$(858)	$(1,817)	$(2,960)	$(7,808)
Net loss per common share — basic and diluted
As reported	$(0.02)	$(0.10)	$(0.09)	$(0.55)
Pro forma	$(0.09)	$(0.19)	$(0.31)	$(0.82)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. This requirement has been delayed until September 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, the adoption of the provisions of FIN No. 46 did not have an impact on the consolidated results of operations or financial position.

In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying contract to conform it to language used in FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contract as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company has not used hedging instruments; therefore the adoption of Statement No. 149 did not have a significant impact on either its financial position or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have a significant impact on either its financial position or results of operations.

In May 2003, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” was issued. This EITF provides guidance with respect to the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods after June 15, 2003.  Management does not expect that the adoption of EITF 00-21 will have a significant impact on either its financial position or results of operations.

4.                                      OTHER ASSETS

Included in other assets at September 30, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our sublease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. Also included in the total is $170,000 for the security deposits on several of our other office leases.

5.                                  EQUITY TRANSACTIONS

On March 22, 2002, the Company and S-7 Associates, LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million.  The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of preferred for one share of common, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred B Stock are entitled to vote together with the common stock on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class.  Dividends on the Preferred B Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock semiannually on June 30 and December 31.  The Preferred B Stock is callable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Preferred B Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred B Stock can either be redeemed at the Preferred B Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred B Stock may be converted.  The registration rights expire on March 22, 2007.

For the quarter ended September 30, 2003, an additional 23,197 shares of Preferred B Stock were earned and accrued as dividends.  For the nine months ended September 30, 2003, a total of 66,966 shares were earned and accrued as dividends of which 43,769 were issued as shares of Preferred B Stock on June 30, 2003.  The dividends earned during the quarter ended September 30, 2003 will be issued as shares of Preferred B Stock on December 31, 2003.  Preferred B Stock dividends earned for the three and nine months ended September 30, 2003 resulted in a dividend expense based on GAAP of approximately $79,000 and $201,000 respectively versus $58,000 and $112,000 for the same periods in 2002. The fair value of the Preferred B Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares.

Subsequent to September 30, 2003, on October 21, 2003, the Company received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (“Preferred C Stock”) to S-7 Associates, and Howard Morgan, a Segue Director.  The Preferred C Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of preferred for one share of common, subject to adjustment upon the occurrence of certain transactions.  The holders of the Preferred C Stock are entitled to vote together with the common stock on an as-converted basis.  Dividends on the Preferred C Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, in cash, semiannually on June 30 and December 31.    The Preferred Stock is callable at the option of the Company on or after October 31, 2005 at 133% of its face value (“Preferred C Liquidation Preference”).  If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred C Stock can either be redeemed at the Preferred C Liquidation Preference or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred C Stock may be converted.  The registration rights expire on October 21, 2008.

For the three months ended September 30, 2003, there were 4,106 options to purchase common stock exercised by employees and 58,127 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for both transactions were approximately $95,000.  For the three months ended September 30, 2002, there were options to purchase 1,458 shares of common stock exercised by employees and 58,455 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for both transactions were approximately $59,000.  For the nine months ended September 30, 2003, there were a total of 15,784 options to purchase common stock exercised by employees and 142,936 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions for the nine months ended September 30, 2003 were approximately $190,000.  For the nine months ended September 30, 2002, there were a total of 26,995 options to purchase common stock exercised by employees and directors, and 137,271 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan.  Total proceeds to Segue for the transactions for the nine months ended September 30, 2002 were approximately $201,000.

At September 30, 2003, the Company has 3 stock-based employee compensation plans.  (These plans are described more fully in Note 5 of the Company’s Annual 10-K Report.)  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

Quarter	Severance and other employee related costs	Number of employees terminated as part of restructuring plan	% Reduction in workforce	Cost of estimated facility obligations, net of estimated sublease income	Office for which facility costs accrued	Total Restructuring Charge

Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—
Total 03	—	—		—		—

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	$373,000	Lexington	$373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	$559,000	12	5	124,000	Lexington	683,000
Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—
Total 01	1,344,000	115		2,877,000		4,221,000

Total	$1,903,000	127		$3,521,000		$5,424,000

During the first quarter of 2003, we paid the entire $82,000 accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002.  At March 31, 2003, we had fulfilled all our liabilities related to severance and other employee related costs associated with all of the restructuring actions noted above.

At September 30, 2003, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.7 million.  This is comprised of an estimated $2.4 million for future rents payable by Segue on unoccupied space, plus $25,000 in miscellaneous costs related to subleasing the space, less approximately $683,000 of estimated future sublease income.  Upon review, the Company made no material estimate adjustments related to this accrual for the period ended September 30, 2003.

7.                                      PROVISION FOR INCOME TAXES

Segue recorded a (refund) provision for foreign and state income taxes of ($16,000) and $108,000 for the three and nine months ended September 30, 2003, respectively, and $48,000 and $123,000 for the same periods last year.   During the quarter ended September 30, 2003, the Company realized a tax adjustment of about $70,000 in its United Kingdom subsidiary that resulted in a positive impact to earnings.  There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.                                      NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss applicable to common shares	$(193)	$(1,003)	$(839)	$(5,248)
Weighted average common shares used in net loss per share—basic and diluted	9,745	9,584	9,704	9,543
Net loss per common share—basic and diluted	$(0.02)	$(0.10)	$(0.09)	$(0.55)

Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were options to purchase 3,490,424 and 3,262,238 shares of common stock, respectively, and 773,261 and 688,200 shares of common stock issuable upon the conversion of Preferred B Stock, respectively, because their inclusion would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(114)	$(945)	$(638)	$(5,136)
Foreign translation adjustments	(57)	(1)	107	195
Comprehensive loss	$(171)	$(946)	$(531)	$(4,941)

10.                               COMMITMENTS AND CONTINGENCIES

In September 2003, the Company paid $29,000 to the landlord of its Dallas office in order to exercise the early termination clause in the Company’s lease agreement.  By making the payment, the Company’s lease on 3,801 square feet will now terminate on June 30, 2004 as opposed to the original termination date of June 30, 2006.  The early termination of this lease will result in over $100,000 in net rent expense reductions through June 30, 2006.

  In March 2003, Segue amended the distribution agreement it had signed in September 2001 with T-Plan Ltd. of the United Kingdom.  Under the revised agreement, Segue will continue to sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro; Segue will pay T-Plan Ltd. a royalty for each unit sold.  However, under the revised terms, Segue will no longer pay T-Plan Ltd. a minimum royalty in each quarter.  Effective April 1, 2003, the Company will make advance royalty payments of $50,000 per quarter each year through the year 2005.  These advance royalty payments will be credited against the actual royalties due on a cumulative basis until the termination of the contract.  Advance royalty payments will cease should the cumulative advance payments exceed actual royalties by more than $100,000 after January 15, 2004.  As of September 30, 2003, advance payments did not exceed actual royalties by more than $100,000.  Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination.  In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual cumulative royalties.  Other remaining royalty arrangements are not significant.

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

As of September 30, 2003, Segue had approximately $2.4 million in net stockholders’ equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our continued listing on the NASDAQ Small Cap Exchange.  On October 21, 2003, the Company completed a $500,000 preferred stock investment, which enabled the Company to comply with the NASDAQ continued listing requirements.

In 2002, Segue signed an expanded contract with IBM Corporation under which Segue was the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ (IGSSMS) new remote infrastructure analysis offering.  In the first quarter of 2003, IBM’s IGSSMS advised Segue that it would no longer be offering the remote monitoring service, which was powered by Segue’s SilkVision software.  The Company had invested $1.0 million to accelerate the implementation of this service.  In September of 2003, Segue received $175,000 from IBM as a proposed termination fee for the contract.   The $175,000 was included as an accrued expense on the Company’s balance sheet at September 30, 2003 until the offer could be reviewed further.   In October 2003, after reviewing the offer, Segue signed and accepted the terms of the contract cancellation.  Under the terms of the agreement, Segue will keep the $175,000 and both parties are released of any further obligations under the contract.  The $175,000 will be recognized as a favorable adjustment to “vendor consideration to a customer” in the fourth quarter of 2003.

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

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,003	$2,894	$3,754	$3,561	$9,516	$9,232	$9,583	$8,987

Training and consulting	478	(117)	761	194	2,018	227	3,113	1,136
Maintenance	3,577	2,916	3,255	2,515	10,263	8,270	9,976	7,938

Total services	4,055	2,799	4,016	2,709	12,281	8,497	13,089	9,074

Less vendor consideration to a customer	(41)	(41)	(7)	(7)	(136)	(136)	(1,032)	(1,032)

Total	$7,017	$5,652	$7,763	$6,263	$21,661	$17,593	$21,640	$17,029

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and nine months ended September 30 (in thousands):

	Total Net Revenue
	Three months ended September 30,		Nine months ended September 30,		Long Lived Assets September 30,
	2003	2002	2003	2002	2003	2002

United States	$5,909	$6,430	$17,796	$18,312	$1,866	$2,437
Foreign	1,108	1,333	3,865	3,328	350	580
	$7,017	$7,763	$21,661	$21,640	$2,216	$3,017

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

REVENUE RECOGNITION—The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company recognizes revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. The Company’s software products do not require significant modification or customization.

Post contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

With respect to the determination of VSOE for multi-element arrangements, the Company follows the guidance within paragraph 10 of SOP 97-2.  The Company uses the residual method of revenue recognition as provided for in paragraph 12 of SOP 97-2, as amended by SOP 98-9.  The Company does a thorough review of the VSOE for maintenance, training and consulting semi-annually.  In all instances the VSOE is defined as the objective, verifiable price when the same item is sold separately.  The Company determines VSOE for post-contract support (maintenance) using a consistent percentage of list price method for product categories which approximates the maintenance renewal rates and is considered to be substantive.  The Company determines the VSOE for training classes and consulting services using objective verifiable evidence of these items when sold separately.

BAD DEBT RESERVE—On a quarterly basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

RESTRUCTURING AND IMPAIRMENT CHARGES—Another critical accounting policy relates to the recording of restructuring losses. Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. As such, since April 2001, Segue has recorded total restructuring charges of $5.4 million, which includes $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Refer to Note 6 in our Consolidated

Financial Statements in this Form 10-Q for additional information. This estimate for the loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003.  There were no restructuring charges for the third quarter of 2003.  At September 30, 2003, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.7 million.  This is comprised of an estimated $2.4 million for future rents payable by Segue on unoccupied space, plus $25,000 in miscellaneous costs related to subleasing the space, less approximately $683,000 of estimated future sublease income.  Segue is under a restructured sublease for the Lexington facility until October 2007.  Segue now follows the guidance prescribed in SFAS 146 effective from January 1, 2003, but there have been no significant exit activities since that date.

GOODWILL - As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years.  During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at September 30, 2003.

PREFERRED STOCK DIVIDEND-IN-KIND - On March 22, 2002, the Company and S-7 Associates LLC, a company managed and owned by the Chairman of Segue’s Board of Directors, Dr. James H. Simons (“S-7 Associates”), signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million.  On October 21, 2003, the Company received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (“Preferred C Stock” and, together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates, and Howard Morgan, a Segue Director.  The Preferred B Stock and the Preferred C Stock are senior to the common stock as to dividend and liquidation rights and are convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions.  Dividends on the Preferred Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, cash, semiannually on June 30 and December 31.  Management has estimated the value of a share of preferred stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question.  The Company accrues for the estimated value of the preferred stock dividend-in-kind on a quarterly basis.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended September 30,		Percentage of Revenue for Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Software	42.8%	48.4%	43.9%	44.3%
Services	57.8	51.7	56.7	60.5
Subtotal revenue	100.6	100.1	100.6	104.8
Less vendor consideration to a customer	(0.6)	(0.1)	(0.6)	(4.8)
Net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	1.6	2.5	1.3	2.8
Cost of services	17.9	16.8	17.5	18.6
Total cost of revenue	19.5	19.3	18.8	21.4

Gross margin	80.5	80.7	81.2	78.6

Operating expenses:
Sales and marketing	49.3	50.3	48.8	57.1
Research and development	20.2	19.1	20.0	20.1
General and administrative	13.0	18.5	15.1	19.5
Restructuring charges	—	4.8	—	5.6
Total operating expenses	82.5	92.7	83.9	102.3

Loss from operations	(2.0)	(12.0)	(2.7)	(23.7)
Interest Income	0.2	0.4	0.2	0.3
Loss before provision for income taxes	(1.8)	(11.6)	(2.5)	(23.4)
Provision for income taxes	(0.2)	0.6	0.5	0.6

Net loss	(1.6)%	(12.2)%	(3.0)%	(24.0)%

SOFTWARE REVENUE

Software revenue decreased 21% to $3.0 million during the third quarter of 2003 from $3.8 million for the same period in 2002. For the nine months ended September 30, 2003, software revenue decreased 1% to $9.5 million from $9.6 million for the nine months ended September 30, 2002.  The main factor contributing to the decrease in software revenue for the three months ending September 30, 2003 was the closing of several large deals in 2002, which significantly increased the average invoice size as compared to 2003.  International software revenue accounted for 23%, or $691,000, and 26%, or $2.5 million, of total software revenue for the three and nine months ended September 30, 2003, respectively, as compared to 22%, or $833,000 and 20%, or $2.0 million for the same periods in 2002.  The increase in international software revenue on a year to date basis, in absolute dollars, was due to stronger performance by European resellers and distributors earlier this year.

SERVICES REVENUE

Services revenue, which consists of training, consulting and maintenance, increased 2% to $4.1 million during the third quarter of 2003 from $4.0 million in the same quarter of 2002. For the nine months ended September 30, 2003, services revenue decreased 6% to $12.3 million, as compared to $13.1 million for the nine months ended September 30, 2002.  Refer to Note 11 in our Consolidated Financial Statements in this Form 10-Q for additional information.

Training and consulting revenue was $478,000 for the three months ended September 30, 2003 compared to $761,000 for the three months ended September 30, 2002, a decrease of 37%.  Training and consulting revenue was $2.0 million for the nine months ended September 30, 2003 compared to $3.1 million for the nine months ended September 30, 2002, a decrease of 35%.  The decrease in training and consulting revenue in 2003, as compared to the same prior-year periods, is primarily attributable to the continued difficult economic conditions in 2003, which caused a decrease in bookings and delivery of training and consulting engagements.  Additionally, we continue to see an increase in customers using on-line training, which allows them to realize the full value of training while keeping expenses to a minimum.

Recognized maintenance revenue was $3.6 million for the three months ended September 30, 2003 compared to $3.3 million for the three months ended September 30, 2002, an increase of 10%.  The increase in recognized maintenance revenue was primarily attributed to a continued higher renewal rate in the period as compared to 2002. Recognized maintenance revenue was $10.3 million for the nine months ended September 30, 2003 compared to $10.0 million for the nine months ended September 30, 2002, an increase of 3%.  The increase in recognized maintenance revenue was primarily attributed to a continued higher renewal rate in the period as compared to 2002.

VENDOR CONSIDERATION TO A CUSTOMER

In the three and nine months ended September 30, 2003, the Company made payments of approximately $41,000 and $136,000 to several resellers for referral fees, as compared to $7,000 and $1.0 million in the same period of 2002.  Under EITF Issue No. 01-9, these payments were considered to be a reduction in revenue and are presented in the statement of operations as such.  In January 2002, the Company made a one-time payment of $1.0 million to IBM.  There were no other material payments made by the Company in the third quarter of 2003 or prior quarters that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

COST OF SOFTWARE

Cost of software decreased 44% to $109,000 during the third quarter of 2003, or 4% of software revenue, compared to $193,000 in the third quarter of 2002, or 5% of software revenue. This decrease was primarily attributed to a decrease in royalty expense.  For the nine months ended September 30, 2003, cost of software decreased 52% to $284,000, or 3% of software revenue, from $596,000 in the same period of 2002, or 6% of software revenue.  This decrease in cost of software was mainly attributed to a decrease of $109,000 in royalty expense, lower personnel related expense of $64,000 and lower facility related expenses of $50,000 as a result of the restructuring actions in 2002.

COST OF SERVICES

Cost of services consists primarily of costs of providing customer technical support, training and consulting.  Cost of services for the three months ending September 30, 2003 remained relatively unchanged at $1.3 million as compared to the same period in 2002.  For the nine months ended September 30, 2003, cost of services decreased 5% to $3.8 million from $4.0 million in the nine months ending September 30, 2002.  As a percentage of service revenue, cost of services was at 31% for both the three months and nine months ending September 30, 2003, as compared to 33% and 31% in the same periods in 2002.  Cost of services as a percentage of services revenue may vary based on the profitability of individual consulting engagements and the utilization rate of in-house consultants.

For the third quarter of 2003, cost of training and consulting increased 5% to $595,000 from $567,000 for the same quarter of 2002. For the nine months ended September 30, 2003, cost of training and consulting decreased 10% to $1.8 million as compared to $2.0 million for the corresponding prior-year period. The decrease is primarily attributable to a decrease in outsourced consulting expense of $94,000 and a decrease in facility related cost of $126,000 as a result of the restructuring actions in 2002.

For the three months ended September 30, 2003, cost of maintenance decreased 11% to $661,000 from $740,000 for the same period in 2002.  The decrease in cost of maintenance is primarily attributed to facility related costs, which represent further shifting of support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower.  For the nine months of 2003, cost of maintenance remained relatively unchanged at $2.0 million from the same period in 2002.

SALES AND MARKETING

Sales and marketing expenses decreased 10% to $3.5 million during the third quarter of 2003 from $3.9 million in the third quarter of 2002.  The decrease in sales and marketing expense was primarily attributable to a decrease in personnel related costs of $454,000 due to a reduced number of employees and lower commissions earned on lower revenue, and a decrease in travel expense of $49,000, partially offset by an increase in marketing programs of $91,000.  For the nine months ended September 30, 2003, sales and marketing expenses decreased 15% to $10.6 million from $12.4 million in the corresponding prior-year period.  The main reasons for the decrease are attributed to a decrease in travel expense of $248,000 and a decrease in both personnel related cost of $1.2 million and facility related cost of $497,000 associated with the restructuring actions in 2002. These decreases in sales and marketing expenses were offset by an increase in legal cost of $88,000 and an increase in marketing programs of $51,000.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 7% to $1.4 million during the third quarter of 2003 from $1.5 million in the same quarter of 2002.  The decrease in research and development expenses were attributed to a decrease in personnel related costs and facility related costs associated with the restructuring actions in 2002 of $97,000 and $52,000, respectively.  These decreases were partially offset by the increase of $100,000 in exchange rate translation in the European market of our foreign research and development operations. For the nine months ended September 30, 2003, research and development expenses remained relatively unchanged at $4.3 million compared to the same period in 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 35% to $912,000 during the third quarter of 2003 as compared to $1.4 million in the same period in 2002.  The decrease was attributable to lower personnel related costs of  $89,000, lower legal expenses of $349,000 due to the settlement of several employment issues and the completed sub-lease negotiations, and reduced foreign currency transaction expense of $70,000.  For the nine months ended September 30, 2003, general and administrative expenses decreased 21% to $3.3 million from $4.2 million in the first nine months of 2002.  The decrease in expenses for the nine months ending September 30, 2003 are attributable to the lower personnel related expenses of $373,000 due to reduced headcount, lower legal expense of $459,000 due to the settlement of several employment issues and completed sub-lease negotiations in 2002, lower facility related expenses of $354,000 due to restructuring of excess office space in 2002 and a reduction in foreign currency transaction expense of $85,000.  The overall decrease in general and administrative expense was partially offset by an increase of $221,000 in bad debt and an $174,000 in recruitment charges incurred relating to the CEO search.

RESTRUCTURING CHARGES

For the three and nine months ended September 30, 2003, there were no restructuring charges recorded.  During the third quarter of 2002, Segue recorded as restructuring charges $373,000 for an increase in the estimate of the loss associated with excess office facilities. For the nine months ended September 30, 2002, the Company recorded restructuring charges of $1.2 million, which included $559,000 for a reduction in workforce of approximately 5% and approximately $644,000 for facility-related costs, which included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

OTHER INCOME, NET

Other income, net decreased 65% to $11,000 during the third quarter of 2003 from $31,000 in the same quarter of 2002.  For the nine months ended September 30, 2003, net other income decreased 49% to $38,000 from $74,000 in the same period last year.  Other income consists mainly of interest income on cash equivalents and short-term investments.  The decrease in interest income was primarily due to lower balances of cash equivalents and short-term investments in 2003 in comparison to the same period in 2002, and lower interest rates on those investments.

PROVISION FOR INCOME TAXES

We recorded a provision (refund) for foreign and state income taxes of ($16,000) and $108,000 for the three and nine months ended September 30, 2003, respectively, as compared to $48,000 and $123,000 for the same periods in 2002.  During the quarter ended September 30, 2003, the Company realized a tax adjustment of about $70,000 in its United Kingdom subsidiary that resulted in a positive impact to earnings. There was no tax benefit recorded for losses generated in the U. S. in any period due to the uncertainty of realizing such benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our principal sources of liquidity included cash and cash equivalents totaling $6.2 million, as compared to $5.3 million as of December 31, 2002.

Our operating activities generated cash of $490,000 during the first nine months of 2003 compared to $4.4 million cash utilized in the same period in 2002.  Cash generated from operating activities in 2003 resulted from our net loss, adjusted for depreciation of fixed assets, as well as increases in other current assets, offset by decreases in accounts receivable, accounts payable, accrued expenses and deferred revenue.

Our investing activities generated cash of $155,000 and $4.7 million in the first nine months of 2003 and 2002, respectively.  Cash generated in 2003 came from a decrease in other assets partially offset by purchases in property and equipment, as compared to 2002, which primarily came from maturing short-term investments.  We continued to keep purchases of property and equipment low during the quarter.  In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

We generated funds from financing activities of $190,000 during the first nine months of 2003, as compared to $2.2 million during the same period in 2002.  Cash generated from financing activities in 2003 was primarily generated from the sale of stock under the employee stock purchase plan, while the first nine months of 2002 also included $2.0 million from the issuance of convertible preferred stock.

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

Long-term cash requirements, other than for normal operating expenses and those described previously, are anticipated for the development of new software products and enhancements of existing products, and for the possible acquisition of software products or technologies complementary to our business.

We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, the Company must increase revenue from the current level.

Assuming that the Company can execute on current plans to increase revenue through its restructured sales program, its focus on enterprise customers, and its introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, Segue will have sufficient resources to meet its working capital and debt requirements for at least the next twelve months. However, if we are not able to increase current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue funding its operations.

On October 21, 2003, subsequent to September 30, 2003, the Company completed a preferred stock offering of 166,667 shares of Preferred C Stock to S-7 Associates and Howard Morgan and received $500,000 as proceed from such offering.

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

We may not be profitable in the future.  Since Segue began operations, it has generally experienced losses. Losses have resulted in an accumulated deficit of approximately $57.9 million as of September 30, 2003. In the fourth quarter of 2002, Segue reported net income of $857,000, but in the first quarter of 2003 the Company reported a net loss of $71,000, in the second quarter of 2003, Segue reported a net loss of $453,000, and in the third quarter of 2003, Segue reported a net loss of $114,000.  It is uncertain whether the Company can return to profitability in the future. For the period ended September 30, 2003, the Company had total revenue of $7.0 million versus $7.8 million in the same period last year.  During 2001 and 2002, Segue initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and the Company has sustained these measures through the third quarter of 2003. Despite these cost saving measures, the Company’s future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to achieve profitability may adversely affect the market price of Segue’s common stock.

Business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2002 and through 2003. If IT spending does not increase, Segue’s revenues could be further adversely impacted.

Segue may not derive substantial incremental revenue from its alliances and SilkElite Partner Program.  In an effort to augment product revenue derived from the efforts of its direct sales force, Segue has focused on expanding its key strategic alliances and on building a successful SilkElite Partner Program. Segue has built alliances with PeopleSoft, Allen Systems Group, Microsoft and IBM.

The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners both resell Segue products and use Segue software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should Segue fail to generate substantial incremental revenue from its strategic alliances or its SilkElite Program, the Company’s financial results and stock price could be adversely affected.

The effect of the change in the IBM relationship is uncertain.  In 2002, Segue signed an expanded contract with IBM Corporation under which Segue was the exclusive external provider of software for IBM Global Infrastructure and Systems Management Services’ (IGSSMS) new remote infrastructure analysis offering.  In the first quarter of 2003, IBM’s IGSSMS advised Segue that it would no longer be offering the remote monitoring service, which was powered by Segue’s SilkVision software.  The Company had invested $1.0 million to accelerate the implementation of this service.  In October 2003, Segue negotiated the termination of this portion of the IBM contract and the return of $175,000 of the investment not spent by IBM in the deployment of this service.  In addition, in the second quarter of 2003, IBM Tivoli advised Segue of the cancellation of the royalty contract signed by both companies in September of 2002.  Tivoli was expected to integrate Segue’s SilkTest software into a larger Tivoli product suite, and Segue was to have received a royalty each time Tivoli sold its product suite.  IBM acquired Rational Software in February 2003 and accordingly, IBM Tivoli has decided to use a Rational Software testing tool in place of Segue’s tool.  Segue had the potential to receive up to $2.5 million in royalties over the next several years.  The impact of these events on the remaining IBM relationship and future revenue is uncertain.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products.  The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, Segue must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the first nine months of 2003, over 90% of Segue’s product revenues were generated from its SilkPerformer and SilkTest products compared to over 96% in same period last year.  During the quarter ended September 30, 2003, Segue released SilkVision 2.5, the newest version of its powerful Web-based enterprise monitoring software, and SilkPerformer 6.0, the newest version of its enterprise-class load and stress-testing tool.  The Company anticipates releasing further product enhancements in the fourth quarter of 2003.  If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

We may face liquidity issues.  We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. Segue believes that based on expense savings and the stability of its revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the nine months ended September 30, 2003, the Company generated $852,000 in positive cash flow and has experienced four consecutive quarters of positive growth in its cash balance. Total net revenue of $21.6 million for the first nine months of 2003 was essentially the same as the first nine months of 2002.  If the Company fails to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to Segue, we may not have sufficient working capital resources and our business may be materially adversely affected.

The Company’s new management structure could adversely impact its business.  In the second quarter of 2003, the Company’s Chief Executive Officer resigned, and in the third quarter, the Company hired a replacement Chief Executive Officer. The effect of this new management structure on the Company’s business and employees is uncertain.

We cannot assure a liquid market for our stock.  In 2002, Segue was informed by NASDAQ that the company was not in compliance with certain listing requirements for continued listing on their National Market exchange.  Segue was able to take steps to meet the initial listing requirements of the NASDAQ Small Cap Market Exchange.  As of September 30, 2003, Segue had slightly less than $2.4 million in net stockholders’ equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our continued listing on the NASDAQ Small Cap Exchange.  On October 21, 2003, the Company completed a preferred stock offering and received $500,000 from the sale of 166,667 shares of Preferred C Stock to S-7 Associates, and Howard Morgan, a Segue Director.  As a result of this transaction and the pro-forma balance sheet that was filed with the SEC on Form 8-K on October 22, 2003, NASDAQ notified the Company that it was once again in compliance with the minimum requirement of $2.5 million in net stockholders’ equity necessary to maintain our listing on the NASDAQ Small Cap Exchange.  Continued compliance with the listing requirements of the NASDAQ Small Cap Market Exchange, and thus a liquid market for our common stock, are closely related to the financial performance of the Company. The Company’s future business may not be sufficient to assure continued listing on the NASDAQ Small Cap Market Exchange.

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

We face many risks associated with international business activities.  We derived approximately 18% of total revenue from international customers in the first nine months of 2003, compared to 15% in the first nine months of 2002.  The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. Segue faces many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Continued growth of international sales is important to growth and the stability of Segue. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

INTEREST RATE RISK.  Segue is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and sometimes short-term investments (primarily in high-grade commercial paper).  As of September 30, 2003, we had no short-term investments, only cash and cash equivalents.

FOREIGN CURRENCY RISK.  Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. For the three month period ended September 30, 2003, we incurred a transaction and re-measurement gain of approximately $70,000 compared to an expense of approximately $1,000 for the period ended September 30, 2002.  For the nine months ended September 30, 2003, the Company incurred a transaction and re-measurement expense of approximately $81,000 versus an expense of approximately $166,000 in the same period last year.  As of September 30, 2003, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $205,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2003 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

On May 5, 2003, the Company announced that Stephen B. Butler resigned as chief executive officer, president and director to take a position with a private company in the electronic design automation market.  The Company initiated a search process for a new chief executive officer and hired an executive search firm to assist in the process.  Until a successor chief executive officer was named, the board of directors elected Samuel J. Gallo, senior vice president and general counsel, and Douglas Zaccaro, senior vice president, chief financial officer, and treasurer as acting co-chief executive officers.  Mr. Butler did not stand for re-election to the Board at the Company’s June 6, 2003, annual meeting.

On September 3, 2003, the Company announced that Joseph K. Krivickas was appointed chief executive officer, president and director to lead the Company through.  Mr. Gallo and Mr. Zaccaro both relinquished the title of acting co-chief executive officer. Mr. Gallo reassumed the position of senior vice president and general counsel and Mr. Zaccaro reassumed the position of senior vice president, chief financial officer and treasurer.

On October 21, 2003, subsequent to September 30 2003, the Company completed a preferred stock offering of 166,667 shares of Preferred C Stock to S-7 Associates and Howard Morgan and received $500,000 as proceed from such offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following documents are filed as Exhibits to this report:

3.4	Certificate of Designation of Series C Preferred Stock.

10.25	Series C Preferred Stock Purchase Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan.

10.26	Registration Rights Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A Form 8-K was filed on July 23, 2003 regarding a press release announcing that Segue Software had reported its financial results for the first quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003.

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer