Form 10-K
period 2003-12-31
SEGUE SOFTWARE INC
filed 2004-03-30
CIK 894572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of common equity held by non-affiliates of the Registrant was approximately $14,975,943 as of June 30, 2003, based upon the closing sale price of Common Stock reported for that date on the NASDAQ SmallCap Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of Registrant’s Common Stock outstanding as of March 22, 2004 was 10,030,764.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant’s 2004 Annual Meeting of Stockholders to be held on June 7, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SEGUE SOFTWARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
PART III
Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Management and Certain Beneficial Owners and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions	33
Item 14.	Principal Accounting Fees and Services	34
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34
	Signatures	37
EX-10.27 2nd AMENDED & RESTATED REG. RIGHTS AGRMT
EX-10.28 SERIES C STOCK PURCHASE AGREEMENT
EX-14.1 CODE OF ETHICS
EX-23.1 CONSENT OF GRANT THORNTON LLP
EX-31.1 CONSENT OF CEO
EX-31.2 CONSENT OF CFO
EX-32.1 CONSENT OF CEO SECTION 906
EX-32.2 CONSENT OF CFO SECTION 906

      This Form 10-K contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual report to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

      Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 28. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.	Business

General

      Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” “the Registrant,” or “we”) deliver software and services that optimize the quality and reliability of enterprise applications. Our products are used by quality assurance professionals, software developers, and information technology staff to ensure software quality, reduce development costs, manage the vast and growing number of application components, and shorten the cycle time required to develop and deploy mission-critical applications. Segue’s products and services provide comprehensive scalability, performance, monitoring, and verification testing capabilities. Our solutions enable Segue customers to reduce the risk in deploying and operating Web, client/server, and legacy applications while providing a fast return on investment. Solutions such as ours are critical components in optimizing the reliability of mission-critical applications and ensuring the reliability of infrastructure performance for companies all over the globe.

Background and Business Highlights 2003

      Segue was incorporated in California in 1988 and reincorporated in Delaware in January 1996. Segue’s corporate headquarters are located at 201 Spring Street, Lexington, Massachusetts. In December 1997, we acquired SQLBench International, Inc. and ARC — Dr. Ambichl & Dr. Reindl Communication GmbH, respectively (collectively referred to as “SQL Bench”). The acquired load-testing product, SilkPerformer, provided Web developers and testers the ability to determine the scalability of their Web applications. Late in 1998, Segue acquired two additional software companies Eventus Software, Inc. (“Eventus”) and Black & White Software, Inc. (“Black & White”), for the complementary technologies they added to Segue’s expanding product line.

      During 2003 several notable milestones occurred: our technology continued to win industry accolades, we expanded our presence in the fast-growing India marketplace and Segue appointed a new Chief Executive Officer (CEO).

      During 2003, Segue was honored with three prestigious awards, two that recognized Segue’s technology excellence in application testing and one that recognized Segue’s excellence in the use of the Internet and communications technologies. First, Segue was awarded the Jolt Productivity Award from Software Development magazine, which praised the Company’s SilkTest product as a “...complete end-to-end software testing solution that allows you to automate functional testing for Web, Java or standard GUI applications.” In addition, Segue was chosen as one of the SD Times 100 by SD Times magazine. SD Times selected 100 companies that set a direction followed by developers and the industry in 2002 and declared, “SilkTest innovates in functional, regression application testing.” Finally, Segue’s Belfast technical support operation was also proud to win the Northern Ireland round of the prestigious 2003 e-Commerce Award (E-Business Category). Presented to Segue in recognition of our Technical Support Web site, the award was aimed at ‘...organizations that have demonstrated excellence through the use of the Internet and other Information and Communications Technologies.” Segue was chosen from nearly 3,000 entries from across the UK. Segue’s Technical Support Web site is an advanced customer-facing knowledge resource. Key features include case-tracking, moderated forums, online case-submission and an ever-growing Knowledge Base search database.

      Segue continued to expand its partnerships through our SilkElite program. Through the addition of three new distributors in India during June 2003, Segue was able to extend our global presence into the fast growing Indian marketplace. India has developed a worldwide reputation for high-quality, cost effective software development and Segue’s line of quality optimization products are a natural fit in this market. Shreema Software, located in Noida, Infotech Global, located in Bangalore, and India Intellisys Technology, located in Chennai, became authorized and trained to distribute Segue’s complete line of reliability management products including SilkPeformer, SilkVision, SilkPlan Pro, SilkRadar and award-winning SilkTest.

      In addition to expanding the SilkElite program, Segue also joined the Siebel Alliance Program as a software partner. We were able to validate our core trio of reliability products (SilkTest 6.0, SilkPerformer V 5.1 and SilkVision 2.0) with Siebel 7 applications. The validated solution enables customized testing and monitoring support for Siebel eBusiness Applications via a framework of customized scripts and recorder enhancements designed to optimize Siebel eBusiness Applications.

      After the departure of our former CEO in May, a thorough search process was initiated by our Board of Directors for a new CEO. Joseph Krivickas was appointed Segue’s CEO in September of 2003. Mr. Krivickas joined Segue with more than 20 years of industry experience. Prior to Segue, Mr. Krivickas was at iPhrase® Technologies, Inc., a firm in Charles River Ventures’ investment portfolio, where he served as CEO. While there, he was successful in leading iPhrase to significant growth which culminated in July of 2003 in iPhrase being named as a Rising Star in Deloitte & Touche’s Technology Fast 50 Program for New England. Rankings are based on the percentage of growth in fiscal year revenues for the prior three years. Before joining iPhrase, Mr. Krivickas served as Executive-in-Residence at Charles River Ventures.

      Prior to his tenure at Charles River Ventures, Mr. Krivickas served as Chief Operating Officer, Office of the President, and Senior Vice President of Sales at Bluestone Software, an Internet infrastructure company, as it successfully completed a $55 million IPO, a $308 million secondary offering and its $475 million merger with Hewlett-Packard (NYSE: HPQ). Following the merger, Mr. Krivickas was promoted to General Manager of Hewlett-Packard’s Middleware Software Division.

Industry Background

      The rapid adoption of new technologies has been driven by the fast pace of technological changes and developments such as Web based applications, distributed computing, advanced application servers, portals, XML and Web services. Today’s companies are increasingly global and looking to use technology in progressively more creative ways to meet business demands and time-to-market pressures. As a result, technology is moving away from its traditional role in supporting applications within the corporate firewall and to supporting applications that allow the exchange of information across the firewall, in real time, to and from any point around the globe.

      As businesses expand, the use of technology to manage information and processes, and as software becomes a more important component in the delivery of products and services, consistent and effective operation of software applications has become more critical to corporate success. While new technological advances have provided companies with 24x7 real-time access to global markets, these same technological advances also provide 24x7 external exposure — exposure that is very visible. This real-time exposure is forcing companies to be in control of the stability of their systems, as the cost of an unexpected shutdown could cripple even the largest of organizations.

      Unlike mainframe environments, where applications, operating systems, and hardware can be delivered by a single vendor as an integrated solution; or traditional client/server systems, where application development follows a process of specify, design, develop, test, and release, Web-based systems are developed across many different functional areas in an organization, are usually designed in component fashion, and are continuously being assembled, validated and deployed based on market conditions. In addition, Web-based systems have a multi-tier architecture consisting of applications, middleware, operating systems, databases, browsers, servers, processors, and network technology — all designed separately, by multiple vendors. For example, in a Web-based application, a browser might access a Netscape Web server that sends requests to an application server installed on a Microsoft Windows NT platform that, in turn, distributes the requests to an Oracle database, located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of Web-based applications are developed separately by multiple vendors and integrated to form a business system. Finally, on an ongoing basis, Web applications present enormous challenges to webmasters, quality assurance professionals, software developers, and IT personnel. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components, and keeping applications up-to-date with changing content, while simultaneously optimizing system reliability, accuracy, and overall quality.

      Due to the possible impact of all these factors — either singly or in combination — the importance of thoroughly testing all of the architectural tiers of a system, as well as the overall system integration, consisting of all of the components that comprise the system, is paramount.

      One area of technology that is poised to profoundly impact the IT industry is Web services. Web services are transforming e-business technology, and are also changing the way software is being delivered and used. Web services technology allows applications and systems to be connected together independently of programming languages, hardware, execution models, and application/infrastructure physical locations. The early adopters of Web services are using technology in a tactical way to build bridges between the technology islands created by Microsoft (e.g. the various Windows platforms, COM middleware architecture, and C++ programming language), and others (e.g. Unix, Java and J2EE architecture). Since Web services require building or buying services and components, (re)assembling them as needed, and integrating them with legacy applications using a Web service architecture, quality and reliability are critical. The challenge for developers, quality assurance professionals, and IT personnel, is dealing with the fact that testing Web services is different from testing a Web site, mainly because it requires that a client application — rather than a user interface — communicate with the Web service. The testing process for Web services should incorporate functional, regression, load/performance testing, and on-going monitoring — all areas covered by Segue’s solutions.

      As businesses move mission-critical applications to newer technologies – such as Web services — to give customers, partners, and employees greater access to such applications, they must test and measure the true capacity and scalability of applications in order to provide quality service and to avoid shutdowns, delays, and other problems. Such tests should help businesses determine whether: (i) the applications scale; (ii) such applications can operate reliably with little or no downtime; and, (iii) new content can be deployed quickly with the confidence that the system will still provide acceptable performance. To deploy high quality applications that are reliable, companies must integrate testing early in the development lifecycle and extend it into production. By doing so, the integrity and performance of the application in a “real world” environment can be tested before the application is actually deployed and exposed to real customers. Also, once deployed, companies can continue to test and monitor the application to meet the end-user needs for accuracy, performance and availability.

Segment Information

      Segue is active in three business segments: software licenses; training and consulting; and maintenance/support services. Please refer to Note 10 to the Company’s Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about our segments.

Products

      Segue’s full suite of products and services, known as the Silk product line, provides comprehensive scalability, performance monitoring and verification solutions—all aimed at ensuring reliable and predictable outcomes for fundamental business processes. In addition, we continue to support our legacy client/server automated testing tools.

      Software license revenue from our Silk product line represented approximately 43%, 45% and 42% of total revenues in 2003, 2002 and 2001, respectively. Our SilkTest and SilkPerformer products combined represented approximately 90%, 96% and 94% of product license sales in 2003, 2002 and 2001, respectively.

Current Product Offerings

      SILKTEST is an automated functional and regression-testing solution for the end-to-end testing of Web, Java and traditional client/server based applications. SilkTest includes an automatic recovery system that supports unattended testing, 24x7. SilkTest’s object-based architecture provides a high level of reusability of test scripts from release to release, thus leveraging prior test development investments. SilkTest contains a test planning and management tool that organizes test plans for particular applications and manages the testing process from a central point of control. SilkTest can run across multiple platforms, technologies, browsers and environments.

      SILKTEST INTERNATIONAL is a companion product to SilkTest. SilkTest International extends the SilkTest product functionality by giving users the ability to perform single-script, simultaneous testing of localized applications across multiple languages, platforms, and Web browsers. Though SilkTest can perform localized testing for single-byte character sets, SilkTest International expands support for localized testing via its Unicode-enabled architecture. SilkTest International supports testing for any double-byte, Unicode-compliant character set, such as Kanji, Mandarin and Simplified Chinese.

      SILKPERFORMER is an enterprise-class load and performance-testing solution. SilkPerformer has the ability to simulate up to tens of thousands of users working with multiple protocols and computing environments, allowing users to accurately predict the behavior of an application before it is deployed, regardless of size and complexity. Visual customization, visual content verification under load, real-time performance monitors and powerful management reports help isolate problems quickly — accelerating time to market and optimizing system reliability by minimizing test cycles, maximizing performance and proving scalability. SilkPerformer integrates with SilkVision, leveraging test scripts that have already been created in a pre-production testing environment for use in post-production application monitoring.

      SILKPERFORMER LITE is derived directly from Segue’s enterprise-class load testing solution, SilkPerformer. SilkPerformer Lite is a scaled-down version of SilkPerformer for organizations that only need to load/performance test Web applications. SilkPerformer Lite allows a cost-effective entry point for load testing, with the ability to migrate to the power of SilkPerformer when testing requirements become more robust. Upon migration to SilkPerformer, the organization can leverage existing test scripts and tool knowledge.

      SILKPERFORMER COMPONENT TEST EDITION is a powerful, yet easy-to-use solution for testing the remote software components (for example: Web services, .NET Serviced Components, .NET Remote Objects, Enterprise Java Beans and Java RMI Objects) of distributed applications under realistic server conditions. Its intuitive point-and-click visual scripting technology lets users create even complex test scenarios quickly and easily. SilkPerformer Component Test Edition also enables Quality Assurance professionals (QA) to test remote components by reusing Junit or Nunit tests previously created in the development process. SilkPerformer Component Test Edition is available for both .NET and Java environments.

      SILKVISION is a Web-based, enterprise-level, active-monitoring solution that allows IT and application development personnel to manage their mission-critical systems based on three distinct monitoring criteria — availability, accuracy and performance. Synthetic monitors simulate end-user behavior and complex business transactions, test a particular application tier, and collect data from the system infrastructure. By correlating all three measurements, SilkVision assists the user in analyzing performance trends, capacity planning, and resolving performance and functional issues in the production environment. Passive monitoring is an optional add-on and can be used to record and analyze actual site traffic. Additionally, SilkVision’s integration with SilkPerformer enables SilkPerformer performance testing scripts created in pre-production to be easily uploaded into SilkVision and used as application monitors, post-deployment.

      SILKPLAN PRO is a complete test management solution designed to help customers plan, document and manage testing activities. This process-based tool provides modules for analysis, design, and management of manual or automated testing activities. As a result of a distribution agreement between Segue and U.K. based T-Plan Ltd., SilkPlan Pro is built upon the T-Plan Professional test planning and management software technology with integration to Segue’s Silk family of testing and issue tracking solutions. Segue has entered into a royalty agreement to license products from T-Plan.

      SILKRADAR WEB is an issue-tracking solution used to track and manage errors across an enterprise and request enhancements in software projects. It enables association of test scenarios and known defects/enhancements with each component.

      QA PARTNER is an automated functional and regression testing solution for end-to-end testing of cross-enterprise client/server applications on UNIX/ Motif platforms. QA Partner includes a recovery system that supports unattended testing 24 hours per day, 7 days per week. QA Partner runs across multiple platforms, technologies, and environments.

Services

      We complement our product offerings with training, consulting, customer service and technical support services. Segue’s services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market and enhance our customer’s experience with our products. As of March 5, 2004, we have approximately 50 employees that provide these services.

      Training and Consulting. We offer training courses and consulting services, instructed or performed by Segue employees and third party consultants, in support of our products. Our training courses are held in a classroom environment in selected U.S. and European cities, at a customer site or on-line in an instructor supervised setting. A training certification program is also available for our core products. Worldwide consulting is offered as an onsite service with consulting services being purchased either on a daily basis, or as pre-packaged solutions that address scalability, monitoring and transaction verification services to help our customers optimize software quality. Project management is provided on all consulting engagements. Segue consulting is comprised of employees who are experts in the use of the entire Silk product line. This depth of knowledge enables us to deliver end-to-end testing solutions that include front-end functional testing, middleware testing and server load and stress testing. We have two principal objectives for our fee-based consulting services and training offerings: (i) to produce agreed-upon deliverables for engagements, and (ii) to enhance our customers’ understanding of our methodologies and techniques.

      Support Services. We offer fee based maintenance contracts for twelve-month periods, to customers who have licensed Segue’s products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in each product’s user guide, access to technical support personnel to ask questions about the use and operation of our software products and the right to receive product updates as they are made generally available. Technical support services are obtained from our technical support group via phone, fax, e-mail, on-line case logging and status reporting, on-line forums and a self-help Knowledge Base. Our distributors provide initial telephone support to their end-users. We currently provide technical support services through our global support center in Belfast, Northern Ireland.

Sales and Marketing

      In 2003, Segue continued to build upon the changes made to the sales teams in 2002. Specifically, the inside sales team was assigned responsibility for lead follow-up, thereby allowing the outside sales personnel to concentrate more on new sales and legacy account management. The overall Company sales strategy remained consistent – primary focus was placed on developing large, enterprise accounts and maintaining a high level of customer satisfaction with Segue’s products and services. At the end of 2003, a new inside sales structure was introduced in which individuals were assigned one of two main functions within the sales organization — direct selling support or lead development. This process will be managed and further developed in 2004 and should allow for more efficiency within the sales organization.

      In December of 2003, the Company terminated the employment of the Senior Vice President of International Operations and the Senior Vice President who managed the inside sales function. In January 2004, the Company hired a new Executive Vice President of World-wide Sales and Marketing.

      Direct Sales. The direct sales organization is deployed in teams that consist of enterprise sales representatives, inside sales representatives and technical sales engineers. At the end of 2003, a business development representative was also assigned to this teaming model. It is the primary responsibility of the enterprise sales representative to focus on selling Segue’s solutions into Fortune 2000 companies. Inside sales representatives assist the enterprise sales representative on larger deals, focus on smaller deals within their assigned territories and business development representatives assist in lead development. Technical sales engineers carry the responsibility of supporting the sales process by providing in-depth product expertise that allows customers to understand how Segue’s solutions can improve the quality of their applications and systems. The business development representatives are responsible for qualifying leads and potential business opportunities for both the inside and outside sales teams. Our direct sales force consisted of approximately 59 employees as of March 5, 2004.

      Renewal Sales. This group focuses on renewing maintenance contracts with existing customers, up-selling additional products and services to these customers and assuring a high level of customer satisfaction within the existing customer base. In 2003, the focus of the team was to increase the percentage of customers who opt to renew maintenance on their licenses.

      Indirect Sales. Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers, consulting partners and distributors. The goal of our strategic alliances group is to focus on a small number of key partners that have the potential, by way of their technology or size, to significantly contribute sales revenue to Segue. Resellers provide incremental revenue in Segue-direct covered geographic areas by selling our products and providing implementation services. Consulting partners do not resell our products but do provide implementation services and may refer leads to the Company. Distributors resell our products, offer consulting/training services and provide level one and level two technical support to end user customers generally in geographic areas that are not covered by Segue’s direct sales force. As of December 31, 2003, the Company had over 30 partners enrolled in the SilkElite Partner program. The focus on partners is primarily to leverage relationships, economies of scale or unique expertise in order to maximize sales coverage for Segue’s products.

      Geographic Sales. Not including our headquarters, we have seven sales offices in the United States, one sales office in the United Kingdom and two sales offices in Germany. Our international sales force as of March 5, 2004 had approximately 13 employees. Segue derived approximately 25%, 22% and 23%, of its total product revenue from international customers in 2003, 2002 and 2001, respectively.

      Marketing. Our marketing staff supports Segue’s branding, promotion and public relations activities, as well as develops collateral and supporting materials for each of our products. Marketing programs are designed to develop business leads, increase brand awareness and interest in Segue’s products and support business relationships and partnerships to expand Segue’s presence in the marketplace. In January 2004, the Company hired a new Chief Marketing Officer and in March 2004, the Company hired a Senior Director of Product Marketing. As of March 5, 2004 our marketing staff consisted of 8 employees.

Backlog

      The time between order and delivery of Segue’s products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders. In the fourth quarter of 2003, however, Segue experienced a backlog of approximately $400,000 in software licenses received after the cessation of shipping operations due to the New Year’s holiday. These orders were delivered in January 2004.

Raw Materials

      Segue’s software products are either shipped on CDs or downloaded directly by our customers from our website. Segue’s products utilize the Company’s engineering designs, with industry standard and semi-custom components and subsystems. Such components and subsystems are available from a number of suppliers.

Research and Development

      Segue has made substantial investments in product research and development. Our research and development is conducted by project teams consisting of development and quality assurance engineers, technical writers and product managers. We use most of our own products and methodologies in our development process. The research and development department consults with our sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of our current customers. We also license a small amount of selective technology from vendors to be embedded in our products for resale or to be resold as Segue products on which we pay royalties to the third party involved.

      Segue maintains research and development centers in our corporate headquarters in Lexington, Massachusetts and in Linz, Austria. As of March 5, 2004, we had approximately 51 employees in research and development.

      In 2003, the Company had major releases of its flagship products, SilkTest and SilkPerformer. We also introduced a Web only load-testing product for the entry-level performance testing market. Further, with SilkPerformer Component Test Edition, Segue is providing a comprehensive solution for testing the business logic of emerging technologies such as Web services.

      Our marketplace is characterized by rapid technological developments, new application introductions and evolving standards, and thus Segue believes that our future success will depend on our research and development department’s ability to keep pace. Therefore, we intend to continue making significant investments in research and development to develop new products, expand the capabilities of our existing products and integrate our products with leading third party applications. Research and development expense as a percent of revenue may vary in the future, as we try to grow revenue at rates faster than our expenses.

Competition

      The market for software management and testing tools is intensely competitive, rapidly evolving, and subject to constant technological change. In the enterprise testing market segment, Segue currently encounters direct competition from a number of public and private companies such as Mercury Interactive, Rational Software (now part of IBM), Empirix, and Compuware Corporation, each of which offers a variety of products and services. In the application performance management and monitoring arena, Segue faces direct competition from many vendors, including Mercury Interactive and Compuware.

      In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and potential future competitors have significantly greater financial, technical, marketing, and other resources than we have, and many have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly secure significant market share. We also expect that competition will increase as a result of software industry consolidations or increased Web usage. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, operating results, and financial condition. There can be no assurance that Segue will be able to compete effectively against current and future competitors.

      Segue believes that the principal competitive factors affecting its market include product features and functionalities such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership, customer service and support, company reputation and financial viability, and effectiveness of sales and marketing efforts. Although we believe that Segue currently competes effectively with respect to each of these factors, there can be no assurance that we will be able to maintain our competitive position against current and future competitors.

Proprietary Technology

      Segue has three United States patents. We submitted five more patent applications that are under evaluation by the United States Patent and Trademark Office; “Method and System for Tracking Software Licenses and Usage”, which relates to our innovative metered license system; “Automatic Context Management for Web Applications with Client Side Code Execution”, which generally relates to a method for testing, monitoring and automating network applications where web client simulations are used; “Method and System for Automatic Detection of Monitoring Data Sources”, which relates to tools for assisting in the management and monitoring of computer systems and network infrastructure; “Serving Concurrent TCP/ IP Connection of Multiple Virtual Internet Users with a Single Thread”, which relates to the testing of servers or other distributed or networked computer systems and “Method of Non-Intrusive Analysis of Secure and Non-

Secure Web Application Traffic in Real-Time”, which relates to automatic detection of unexpected failures in Web sites. We primarily rely upon a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect our proprietary rights in our products. However, there can be no assurance that our patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge claimed by any third party relating to Segue’s products or Segue’s use of third party products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology. Currently, Segue is not involved in any patent or trademark litigation.

Employees

      As of March 5, 2004, Segue had approximately 189 full-time employees with 51 in research and development, 67 in sales and marketing, 50 in services, and 21 in operations, finance, legal, information systems, human resources and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy, other information statements and other information regarding issuers that file electronically.

      The public may access financial and other Company information on our website at www.segue.com. Segue has made available all reports and amendments to reports filed with the SEC through an automatic link to that website. The Company also makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.	Properties

      Segue’s corporate headquarters are located in Lexington, Massachusetts, under a sublease that expires in October 2007. On January 24, 2003, the Company received approval from the landlord to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

      In 2001, due to reductions in personnel, Segue subleased a portion of the office space on the first floor in its Los Gatos office, to a term concurrent with Segue’s lease. During 2003, the sub-tenant sublet additional space from the Company on the second floor and will take on additional space during the first half of 2004. The Company’s lease on the Los Gatos location expires on January 15, 2005, at which time we will vacate the premises. Please see Note 8 and 9 to the Consolidated Financial Statements included in this Form 10-K for further details.

      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on 3,801 square feet will now terminate on June 30, 2004 as opposed to the original termination date of June 30, 2006. The early termination of this lease will result in over $100,000 in net rent expense reductions through June 30, 2006.

      In addition to the office locations outlined above, we have field sales and support operations in five other locations throughout the United States and in five locations in Europe. Remote product development facilities are located in Linz, Austria. Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in August 2006 and includes an option for renewal. We believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

Item 3.	Legal Proceedings

      Please see Note 8 “Commitments and Contingencies, Legal Proceedings” of Notes to Consolidated Financial Statements (Item 8) for information regarding legal proceedings.

Item 4.	Submission of Matters To a Vote of Security Holders

      No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for The Registrant’s Common Equity and Related Stockholder Matters

Market Price for Common Stock

      For further information regarding our listing status, please see the risk factor entitled “We Can Not Assure a Liquid Market for Our Stock” under the heading “Risks and Factors that May Affect Future Results” which is included in Item 7.

      The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the Nasdaq National Market System and the Nasdaq SmallCap Market. Our Common Stock is traded under the Nasdaq symbol: SEGU. These prices do not include retail markups, markdowns, or commissions.

Year Ended December 31, 2003:	High	Low

Fourth Quarter	$3.0000	$2.3000
Third Quarter	$2.9200	$2.0200
Second Quarter	$2.4700	$1.9300
First Quarter	$2.4400	$1.0200

Year Ended December 31, 2002:	High	Low

Fourth Quarter	$1.3800	$1.0300
Third Quarter	$1.7200	$0.9100
Second Quarter	$2.9800	$1.5800
First Quarter	$3.1000	$2.0900

      On March 22, 2004, the closing price reported on the Nasdaq SmallCap Market for the Common Stock was $3.75. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

Holders of Record

      As of March 22, 2004, there were approximately 137 holders of record of the Common Stock and 10,030,764 shares of Common Stock outstanding.

Dividend Policy

      We have never paid cash dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. The current policy of our Board of Directors is to retain future earnings for use in Segue’s business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

      The following table sets forth a summary of the Company’s equity compensation plans as of December 31, 2003:

	Number of securities		Number of securities
	to be	Weighted-average	remaining
	issued upon exercise of	exercise price	available for future issuance
	outstanding options,	of outstanding options,	under equity compensation
Plan category	warrants and rights(1)	warrants and rights	plans

Equity compensation plans approved by security holders-1996 Plan and the ESPP	2,270,266 (2)	$5.79	492,232 (3)
Equity compensation plans not approved by security holders-the 1998 Plan	1,046,457	$6.08	145,128

Totals	3,316,723	$5.89	637,360

(1)	Consists of the 1996 Plan, the 1998 Plan and the ESPP.

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and, therefore, the number of shares to be purchased) will not be determined until the end of the offering period. The offering period ended on February 13, 2004 and an additional 50,309 shares were issued to employees under the ESPP.

(3)	Includes shares available for future issuance under the ESPP.

Recent Sales of Unregistered Securities

      On October 21, 2003, we received $500,000 from the sale of 166,667 shares of our Series C Preferred Stock (“Preferred C Stock”) to S-7 Associates LLC, a company managed and owned by the Chairman of our Board of Directors, Dr. James H. Simons (“S-7 Associates”), and Howard Morgan, a Segue Director. On November 24, 2003, we completed an additional preferred stock offering and received $1,000,000 from the sale of 333,333 shares of Preferred C Stock to a private investor. The Preferred C Stock is senior to the common stock as to dividend and liquidation rights and are convertible at the option of the holder into shares of common stock of Segue at a conversion rate of one share of common stock for one share of Preferred C Stock, subject to adjustment upon the occurrence of certain transactions. Dividends on the Preferred C Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, cash, semiannually on June 30 and December 31. Our management has estimated the value of a share of Preferred C Stock to be equal to 133% of the average stock price for our common stock for the period in question. We accrue for the estimated value of the Preferred C Stock dividend-in-kind on a quarterly basis. Each sale and issuance of our Preferred C Stock was consummated in reliance on Regulation D under the Securities Act of 1933, as amended.

      Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they will be entitled to cash payments in lieu of dividends in kind.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred” accounting pronouncement, which became effective January 1, 2002, the Company has reclassified $490,000, $738,000 and $866,000 of reimbursable travel as services revenue from cost of service for the years ended December 31, 2001, 2000 and 1999 respectively, to be consistent with current presentation.

	Fiscal Years Ended December 31,

	2003		2002		2001	2000	1999

	(in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$12,677		$13,334		$15,977	$36,606	$29,448
Services	16,713		17,432		22,499	22,288	17,839

Gross revenue	29,390		30,766		38,476	58,894	47,287
Less vendor consideration to a customer	(161	)(6)	(1,078	)(4)	—	—	—
Net revenue	29,229		29,688		38,476	58,894	47,287
Cost of revenue:
Cost of software	385		740		610	2,394	2,762
Cost of services	5,012		5,264		7,760	9,444	9,808
Total cost of revenue	5,397		6,004		8,370	11,838	12,570
Gross margin	23,832		23,684		30,106	47,056	34,717

	Fiscal Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands except per share data)
Operating expenses:
Sales and marketing	14,078	15,547	26,241	35,452	29,461
Research and development	5,879	5,696	7,916	9,683	10,224
General and administrative	4,423	5,443	7,747	9,820 (2)	7,757
Amortization of goodwill	—	—	1,505	1,505	1,506
Restructuring charges	725 (7)	1,203 (5)	4,221 (3)	—	2,499 (1)

Total operating expenses	25,105	27,889	47,630	56,460	51,447

Loss from operations	(1,273)	(4,205)	(17,524)	(9,404)	(16,730)
Other income, net	48	93	508	1,061	956

Loss before provision for income taxes	(1,225)	(4,112)	(17,016)	(8,343)	(15,774)
Provision for income taxes	98	166	216	221	174

Net loss	$(1,323)	$(4,278)	$(17,232)	$(8,564)	$(15,948)

Dividends on preferred stock	316	147	—	—	—
Net loss applicable to common shares	$(1,639)	$(4,425)	$(17,232)	$(8,564)	$(15,948)
Net loss per share — basic and diluted	$(0.17)	$(0.46)	$(1.83)	$(0.91)	$(1.76)
Weighted average shares outstanding — basic and diluted	9,732	9,562	9,404	9,393	9,041

BALANCE SHEET DATA:
Cash and cash equivalents	$7,495	$5,335	$2,326	$9,379	$7,429
Short-term investments	—	—	4,949	7,839	13,287
Working capital (deficit)	(232)	(2,185)	(1,174)	12,020	17,668
Total assets	17,637	17,195	19,644	39,901	45,566
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	$3,282	$2,701	$4,479	$21,050	$29,184

(1)	Restructuring charges in 1999 represent $2.3 million of severance and other employee-related costs and $190,000 of facility-related costs associated with the first and second quarter restructuring actions and the costs related to the termination of two senior vice presidents of Segue.

(2)	General and administrative expenses for 2000 include $750,000 for settlement of litigation.

(3)	Restructuring charges in 2001 include $1.3 million of severance and other employee-related costs and $2.9 million of facility-related costs associated with the second and third quarter restructuring actions.

(4)	Consideration to customer of $1.1 million in 2002 is required to be classified in net revenue under EITF No. 01-9.

(5)	Restructuring charges in 2002 include $559,000 of severance and other employee-related costs and $644,000 of facility-related costs associated with the first quarter restructuring action and adjustments to management’s estimates of our facility related costs in the second and third quarter.

(6)	Less vendor consideration to a customer in 2003 includes a refund of $175,000 from the $1.0 million we paid to IBM in 2002.

(7)	Restructuring charges in 2003 include $725,000 of severance and other employee-related costs due in part to the termination of three senior vice-presidents of Segue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop, market and support software products and provide related professional services, for the management and testing of e-business applications. This Summary provides an overview of the most significant aspects of our operations in 2003. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

      We realized improved financial performance in 2003 while undergoing a dramatic change in leadership. Despite net revenue for 2003 being $459,000 less than 2002, we were able to dramatically reduce our net loss applicable to common shares for the second straight year. We reported a net loss applicable to common shares of $1.6 million in 2003 versus a net loss of $4.4 million and a net loss of $17.2 million for 2002 and 2001, respectively. Total operating expenses and cost of sales, combined, totaled $30.5 million for 2003, versus $33.9 million for 2002 and $56.0 million for 2001. Our total worldwide headcount at December 31 stood at 186, 198 and 204 for the years ended 2003, 2002 and 2001, respectively.

      Also, for the year ended December 31, 2003, our cash and cash equivalent balance was $7.5 million versus $5.3 million in 2002 and $7.3 million in 2001. Although slight, we reported positive cash flow from operations for the first time in 4 years during 2003. Our cash position in 2003 was in part bolstered by $1.5 million in preferred stock financing transactions, which will provide us financial flexibility. Our reported deferred revenue at year-end was $9.0 million, up from $8.4 million in 2002 and $8.1 million in 2001. This increase was due in large part to an increase in deferred maintenance revenue, as demonstrated by our very strong renewals. We continue to have no debt on our balance sheet.

      We have been able to reduce our net loss through a streamlining of the organization, which included restructurings, consolidations, process improvements, office closings and general improved cost control.

      Finally, during 2003, we saw the arrival of a new Chief Executive Officer (“CEO”) who brought a new vision and strategy. In January 2004, our new CEO hired a new Executive Vice President of Worldwide Sales and Marketing and a Chief Marketing Officer to further strengthen our restructured senior management team. Our new senior management team has established our new strategic objectives for 2004 and put in place a financial model that can support profitable growth in 2004 by focusing on market-driven innovations and on selective partnerships and alliances.

Recent Accounting Developments

      In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. On January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in the second quarter of 2002. Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the twelve months ended December 31, 2003, we recorded approximately $161,000 (net of $175,000 refund from IBM) as an additional revenue reduction, for amounts paid to resellers as referral fees for sales versus $1.1 million for the same period in 2002. There were no other material payments made by the Company in this year or prior years that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Because the Company currently has no investments in variable interest entities, the adoption of the provisions of FIN No. 46 did not have an impact on the consolidated results of operations or financial position.

      In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying contract to conform it to language used in FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not used hedging instruments; therefore the adoption of Statement No. 149 did not have a significant impact on either its financial position or results of operations.

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

Lease Commitments

      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million.

      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on 3,801 square feet will now terminate on June 30, 2004 as opposed to the original termination date of June 30, 2006.

      The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2003 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2004	$2,404	$(363)	$2,041
2005	1,687	(97)	1,590
2006	1,643	(100)	1,543
2007	1,379	(85)	1,294
2008	61	0	61
Thereafter	61	0	61

Total	$7,235	$(645)	$6,590

      Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled $2.0 million, $2.3 million and $3.4 million, respectively.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total net revenue represented by certain items reflected in Segue’s consolidated statements of operations:

	Years Ended December 31,

	2003	2002	2001

Revenue:
Software	43.4%	44.9%	41.5%
Services	57.2	58.7	58.5

Gross revenue	100.6	103.6	100.0
Less vendor consideration to a customer	(0.6)	(3.6)	—

Net revenue	100.0	100.0	100.0
Cost of revenue:
Cost of software	1.3	2.5	1.6
Cost of services	17.1	17.7	20.2

Total cost of revenue	18.4	20.2	21.8
Gross margin	81.6	79.8	78.2
Operating expenses:
Sales and marketing	48.2	52.4	68.2
Research and development	20.1	19.2	20.6
General and administrative	15.1	18.2	20.0
Amortization of goodwill	—	—	3.9
Restructuring charges	2.5	4.1	11.0

Total operating expenses	85.9	93.9	123.7

Loss from operations	(4.3)	(14.1)	(45.5)
Interest income	0.2	0.3	1.3

Loss before provision for income taxes	(4.1)	(13.8)	(44.2)
Provision for income taxes	(0.3)	(0.6)	(0.6)

Net loss	(4.4)%	(14.4)%	(44.8)%

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

      Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

      Revenue Recognition — The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

      The Company recognizes revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. The Company’s software products do not require significant modification, customization or installation.

      Post contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

      With respect to the determination of VSOE for multi-element arrangements, the Company follows the guidance within paragraph 10 of SOP 97-2. The Company uses the residual method of revenue recognition as provided for in paragraph 12 of SOP 97-2, as amended by SOP 98-9. The Company does a thorough review of the VSOE for maintenance, training and consulting semi-annually. In all instances the VSOE is defined as the objective, verifiable price when the same item is sold separately. The Company determines VSOE for post-contract support (maintenance) using a consistent percentage of list price method for product categories, which approximates the maintenance renewal rates and is considered to be substantive. The Company determines the VSOE for training classes and consulting services using objective verifiable evidence of these items when sold separately.

      Bad Debt Reserve — On a quarterly basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and records an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

      Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Refer to Note 9 in our Consolidated Financial Statements in this Form 10-K for additional information. During the fourth quarter of 2003, Segue executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs for the termination of eight employees, including three senior vice presidents.

      The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At December 31, 2003, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.5 million. This is comprised of an estimated $2.1 million for future rents payable by Segue on unoccupied space less approximately $600,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

      Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue re-evaluated the fair value of the goodwill during the fourth quarter of 2003. The analysis demonstrated that no impairment existed at December 31, 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2003.

      Preferred Stock Dividend-In-Kind — On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, the Company received $500,000 from the sale of 166,667 shares of the Company’s Preferred C Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates, and Dr. Howard Morgan, a Segue Director. On November 25, 2003, we completed an additional preferred stock offering and received $1,000,000 from the sale of 333,333 shares of Preferred C Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on Nasdaq’s Small Cap Market Exchange. The Preferred B Stock and the Preferred C Stock are senior to the common stock as to dividend and liquidation rights and are convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances as defined, at less than $3 per share. Dividends on the Preferred Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, cash, semiannually on June 30 and December 31. Management has estimated the value of a share of preferred stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. The Company accrues for the estimated value of the preferred stock dividend-in-kind on a quarterly basis.

      Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they will be entitled to cash payments in lieu of dividends in kind.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Software Revenue

      Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers.

      Software revenue was $12.7 million for the year ended December 31, 2003, compared to $13.3 million for the year ended December 31, 2002, a decrease of 5%. This decrease in software revenue of $600,000 was primarily attributable to $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004, a continued result of the difficult economic environment causing a slowdown of spending on IT, and to increased competition. International product sales represented 25% and 22% of our total product sales in 2003 and 2002, respectively. The total dollar amount of international product sales increased by approximately $252,000 or 9%.

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

Services Revenue

      Services revenue consists of revenue from maintenance, training and consulting. Services revenue was $16.7 million for the year ended December 31, 2003, compared to $17.4 million for the year ended December 31, 2002, a decrease of 4%.

      Maintenance revenue was $13.9 million for the year ended December 31, 2003, compared to $13.2 million for the year ended December 31, 2002, an increase of 5%. The increase of $700,000 in maintenance revenue was primarily attributable to an increase in renewals of existing maintenance due to a larger base of licenses. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period.

      Training and consulting revenue was $2.8 million for the year ended December 31, 2003, compared to $4.2 million for the year ended December 31, 2002, a decrease of 33%. The decrease in training and consulting revenue of $1.4 million was primarily due to the continued difficult economic conditions in 2003, which caused a decrease in bookings and delivery of training and consulting engagements. Additionally, we continue to see an increase in customers using on-line training which the Company began offering in 2002 and has proven to be successful. On-line instructor monitored training allows the Company’s customers a flexible option in which to realize the full value of training while keeping expenses, such as travel and lodging, to a minimum.

      It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer

      The Company committed to making payments to several vendors, resellers, and distributors of $161,000 for the year ended December 31, 2003, compared to $1.1 million for the year ended December 31, 2002. This decrease was mainly due to a one-time payment of $1.0 million that the Company made to IBM in January 2002, partially offset by a $175,000 refund of this one-time payment in October 2003. On March 21, 2003, IBM notified us that the Infrastructure and Systems Management Division of Global Services would no longer be selling hosted services for application performance monitoring and scalability testing. In October 2003, we negotiated the termination of this portion of the IBM contract and the return of $175,000 of the consideration not spent by IBM in the deployment of this service.

      Under EITF Issue No. 01-9 (see note 1 to the Consolidated Financial Statements), these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2003 and 2002.

Cost of Software

      Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software was $385,000 for the year ended December 31, 2003, or 3% of software revenues, compared to $740,000 for the year ended December 31, 2002, or 6% of software revenues. The decrease of $355,000 was primarily attributable to a reduction of $50,000 in personnel-related costs due to a reduced number of employees, a reduction of $85,000 in reseller referral fee commissions, and a reduction of $162,000 in royalty expenses. The decrease in royalty expense was primarily due to the fact that during 2003 we were able to renegotiate our contract with T-Plan Ltd, resulting in a reduced royalty rate for 2003. As a result of this, T-Plan Ltd royalties were $175,000 in 2003 as compared with $315,000 in 2002.

Cost of Services

      Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services was $5.0 million for the year ended December 31, 2003, or 30% of service revenue, compared to $5.3 million for the year ended December 31, 2002, or 30% of service revenue.

      Cost of training and consulting was $2.4 million for the year ended December 31, 2003, or 8% of net revenue, compared to $2.6 million for the year ended December 31, 2002, or 9% of net revenue. The decrease in cost of training and consulting of $200,000 was primarily attributed to a decrease of $110,000 in outsourced expense due to a decline in training and consulting revenue and a decrease of $169,000 in allocated facility-related cost due to the restructuring actions in 2002. These decreases were partially offset by an increase of $70,000 in commissions because more employees were covered by the plan in 2003. The decrease in cost of training and consulting for the year ended December 31, 2003 of $200,000 is significantly less than the $1.4 million reduction in training and consulting revenue due to the fact that the majority of these fixed costs are related to personnel, which remained steady, resulting in a significant decrease in gross margin percentage.

      Cost of maintenance was $2.6 million for the year ended December 31, 2003, or 9% of net revenues, compared to $2.7 million for the year ended December 31, 2002, or 9% of net revenues. An increase of $146,000 in exchange rate translation in the European market of our foreign technical support operations and an increase of $44,000 in personnel-related costs were offset by a decrease of $86,000 in telephone expenses due to cost saving measures in 2002 and a decrease of $112,000 in depreciation as a result of fully depreciated assets in our Northern Ireland technical support center. The Company continues to shift support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower than in the United States. Support costs and personnel levels are continually reviewed in light of maintaining the quality of customer care.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expenses were $14.1 million for the year ended December 31, 2003, or 48% of net revenue, compared to $15.5 million for the year ended December 31, 2002, or 52% of net revenue.

      Sales expense was $12.7 million for the year ended December 31, 2003, or 43% of net revenue, compared to $13.1 million for the year ended December 31, 2002, or 44% of net revenue. The decrease in total sales expense of $400,000 was due to a decrease of $628,000 in personnel-related cost and a decrease of $187,000 in travel cost due to a reduced number of employees, and a decrease of $255,000 due to allocated facility-related costs associated with the restructuring actions of excess office space in 2002. These decreases were partially offset by an increase of $266,000 in commissions due to a change in the commission plan from 2002 and several employees exceeding quota and an increase of $306,000 in the exchange rate translation in the European market of our foreign sales operations.

      Marketing expense was $1.4 million for the year ended December 31, 2003, or 5% of net revenue, compared to $2.4 million for the year ended December 31, 2002, or 8% of net revenue. The decrease of $1.0 million was primarily attributed to a decrease of $748,000 in personnel-related costs and $102,000 in travel costs associated with a reduced number of employees, a decrease of $289,000 in allocated facility-related costs associated with the restructuring of excess office space in 2002, partially offset by an increase of $145,000 in marketing programs which includes advertising, promotional materials, creative services and trade shows. Segue will continue to tightly control the level of expenses for marketing programs, but further reductions to these may have an adverse effect on our business by not creating enough leads to generate sales revenue.

      We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

Research and Development

      Research and development expenses consist primarily of salaries and benefits and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense was $5.9 million for the year ended December 31, 2003, or 20% of net revenue, compared to $5.7 million for the year ended December 31, 2002, or 19% of net revenue. The increase of $200,000 was primarily attributable to an increase of $132,000 in consulting and temporary personnel costs and an increase of $542,000 in the exchange rate translation due to the stronger Euro. These increases were partially offset by a decrease of $235,000 in facility-related costs due to the restructuring of excess office space in 2002 and a decrease of $154,000 due to personnel-related costs attributable to fewer employees.

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense was $4.4 million for the year ended December 31, 2003, or 15% of net revenue, compared to $5.4 million for the year ended December 31, 2002, or 18% of net revenue. The decrease of $1.0 million was primarily attributed to a decrease of $264,000 in personnel-related costs due to a reduced number of employees, a decrease of $436,000 in allocated facility-related costs due to the restructuring of excess office space in 2002, a decrease of $551,000 in legal expense due to the settlement of several employment issues and completed sub-lease negotiations in 2002, and a decrease of $82,000 in the foreign currency transaction expense. These reductions were offset by an increase of $244,000 in bad debt as compared to several large recoveries in 2002 and an increase of $174,000 due to recruitment charges incurred relating to the CEO search.

Restructuring Charges

      Total restructuring charges were $725,000 for the year ended December 31, 2003, or 2% of net revenue, compared to $1.2 million for the year ended December 31, 2002, or 4% of net revenue.

      During the fourth quarter of 2003, Segue executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs. This restructuring plan included the termination of eight employees, including three senior vice presidents.

      During the first quarter of 2003, the entire $82,000 balance that was accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002 was paid in full. At March 31, 2003, we had fulfilled all our liabilities related to severance and other employee related costs associated with all of the restructuring actions from prior years.

      During the first quarter of 2002, Segue executed a restructuring plan, which included a reduction in workforce of approximately 5% in the quarter. As a result, Segue recognized restructuring and other charges of approximately $683,000. The restructuring charges included approximately $559,000 for severance and other employee-related costs for the termination of 12 employees, including two senior vice-presidents and approximately $124,000 for facility-related costs. The facility related costs included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

      During the second quarter of 2002, the Company accrued an additional $147,000 for restructuring charges. These restructuring charges reflected an incremental estimated loss associated with additional excess space that the Company made available in its Lexington facility, in anticipation of a sublease transaction that the Company was negotiating.

      In the third quarter of 2002, Segue recorded a restructuring charge of $373,000 for an increase in the estimate of the loss associated with excess office facilities, due to a delay in the signing of the restructured sublease. During the fourth quarter, the Company reached a verbal agreement with the parties’ involved and no additional charges were accrued. On January 24, 2003, the parties consummated the agreements to the restructured sublease effective November 15, 2002.

      During 2002, we paid approximately $640,000 for the severance and termination benefits associated with the restructuring activities from the current and prior years. As of December 31, 2002, the accrued balance was approximately $82,000 for severance and benefits related to restructuring activities.

Other Income (Expense)

      Other income and expense consists primarily of interest income. Interest income from cash, cash equivalents and short-term investments was $48,000 for the year ended December 31, 2003, compared to $93,000 for the year ended December 31, 2002. The decrease of $45,000 in interest income is mainly due to a decline in interest rates in 2003 as compared to 2002.

      The Company had no interest expense for both the years ended December 31, 2003 and 2002. Segue carries no debt.

Provision For Income Taxes

      Segue recorded a provision for foreign and state income taxes of $98,000 for the year ended December 31, 2003, compared to $166,000 for the year ended December 31, 2002. There was no tax benefit for losses generated in the United States during 2003 and 2002 due to the uncertainty of realizing such benefits. Management has evaluated the positive and negative evidence impacting the ability to realize its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized and, accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis. The reduction in 2003 is primarily due to certain foreign taxes that included a newly introduced research and development tax credit.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Software Revenue

      Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue decreased approximately 17% to $13.3 million in 2002 from $16.0 million in 2001. The decrease in software revenue in 2002 as compared to 2001 was a continued result of the difficult economic environment causing a slowdown of spending on IT, and to increased competition. International product sales accounted for approximately 22% and 23% of Segue’s total product sales in 2002 and 2001, respectively. The total dollar amount of international product sales decreased by approximately $805,000, or 21%. The decrease in total international sales was due to a general slowdown in IT spending.

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

      The decrease in training and consulting revenue was mainly due to the continued difficult economic conditions in 2002, which caused a decrease in bookings and delivery of training and consulting engagements. In 2002, the Company began to offer on-line training to our customers, which has proven to be successful. On-line training allows the Company’s customers a flexible option in which to realize the full value of training while keeping expenses, such as travel and lodging, to a minimum.

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

Vendor Consideration to a Customer

      In 2002, the Company committed to making payments totaling $1.1 million to several vendors, resellers and distributors. IBM was the largest of these, accounting for $1.0 million. Under EITF Issue No. 01-9 (see note 1 to the Consolidated Financial Statements), these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2002. There were no other material payments made by the Company in 2001 or earlier that would be considered for reclassification under the guidance in EITF Issue No. 01-9. On March 21, 2003, IBM notified us that the Infrastructure and Systems Management Division of Global Services would no longer be selling services for application performance monitoring and scalability testing. We have been informed that another division within IBM is considering picking up this offering. Upon IBM’s final decision, the partnership agreement may be modified to facilitate the new offering. In October 2003, we negotiated the termination of this portion of the IBM contract and the return of $175,000 of the consideration not spent by IBM in the deployment of this service.

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

      The major reason for the increase in our cost of software expense was due to the royalties we expensed in 2002 that related to our agreement with T-Plan Ltd. Per our agreement with T-Plan Ltd, we expensed $315,000 in 2002 as compared with only $25,000 in 2001. The increased royalty expense was offset by reductions in personnel costs of $117,000 and lower fulfillment costs of $44,000 related to lower product sales. Fulfillment costs vary with the amount of product shipped.

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

      Cost of training and consulting decreased 47% to $2.6 million in 2002 compared to $4.9 million in 2001. The majority of this decrease is a result of lower personnel costs of $885,000 associated with the workforce restructuring actions that were completed in 2001. The Company also saw large reductions in travel and training of $453,000, as well as a significant decrease in outsourcing expenses of $822,000, which are a reflection of the training and consulting revenue decrease.

      Cost of maintenance decreased 7% to $2.7 million in 2002 from $2.9 million in 2001. Lower personnel costs of $253,000, due to the restructuring that was completed in 2001, were offset slightly by higher phone and data expenses totaling $164,000 for our Northern Ireland technical support center. The Company continues to shift support responsibilities to the global technical support center in Northern Ireland, where operating expenses are generally lower than in the United States. Support costs and personnel levels are continually reviewed in light of maintaining the quality of customer care.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs and promotional marketing programs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expenses decreased 41% to $15.5 million, or 52% of net revenue, in 2002 compared to $26.2 million, or 68% of net revenue, in 2001. The Company realized significant reductions in sales expense for 2002 due to reduced personnel costs of $4.2 million associated with the restructuring actions that occurred in 2001, $789,000 reduction in commissions due to lower revenue, and significantly lower variable expenses of $2.6 million. These variable expenses include reductions of $711,000 in travel, $271,000 in phone expense, $367,000 in training and seminars, and $896,000 in rent and depreciation. Total sales expense for 2002 decreased by 37% to $13.1 million from $20.7 million in 2001.

      In addition, the Company was able to reduce overall marketing expenses in 2002 by 56% to $2.4 million from $5.5 million in 2001. An $895,000 decrease in marketing personnel related costs in 2002 was a major factor, as well as a significant reduction in marketing programs of $1.9 million, which includes advertising, promotional materials, creative services and trade shows. Segue will continue to watch the level of expenses for marketing programs, but further reductions to these may have an adverse effect on our business by not creating enough leads to generate sales revenue.

      We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

Research and Development

      Research and development expenses consist primarily of salaries and benefits and facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expenses decreased 28% to $5.7 million, or 19% of net revenue, in 2002 compared to $7.9 million, or 21% of net revenue in 2001. The decreases are attributable mainly to a reduction in personnel related costs of $2.0 million due to the impact of the restructuring action, specifically the workforce reductions that occurred in 2001, including the closing of our development lab in California during 2001.

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs and other general corporate expenses. General and administrative expenses decreased 30% to $5.4 million, or 18% of net revenue, in 2002 compared to $7.7 million, or 20% of net revenue, in 2001. The decrease in absolute dollars in general and administrative expenses is primarily attributable to the following: decreased personnel related costs of $1.3 million as a result of the restructurings that occurred in 2001, a significant decrease in bad debt expense of $622,000 due to the recovery of several large accounts in 2002, a $343,000 reduction in temporary personnel and consulting expenses and reduced travel expenses of $51,000. These reductions were offset by a $249,000 increase in legal expense related to our lease negotiations.

Amortization of Goodwill

      Goodwill resulted from Segue’s acquisition of SQLBench in December 1997. However, as required by SFAS No. 142, Segue discontinued the amortization of goodwill effective January 1, 2002. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at January 1, 2002 or December 31, 2002 and no adjustment was made. Segue will re-evaluate the fair value of the goodwill during the fourth quarter of 2003. We do not expect any future impairment loss that may occur to exceed $1.5 million, which amount reflected on our consolidated balance sheet at December 31, 2002. For the year ended December 31, 2001, amortization of goodwill was $1.5 million.

Restructuring Charges

      During the first quarter of 2002, Segue executed a restructuring plan. The restructuring included a reduction in workforce of approximately 5% in the quarter. As a result, Segue recognized restructuring and other charges of approximately $683,000. The restructuring charges included approximately $559,000 for severance and other employee-related costs for the termination of 12 employees and approximately $124,000 for facility-related costs. The facility related costs included the accrual of estimated lease obligations associated with the excess office facilities in our Lexington office, net of anticipated subleasing income.

      During the second quarter of 2002, the Company accrued an additional $147,000 for restructuring charges reflecting an incremental estimated loss associated with additional excess space that the Company made available in its Lexington facility, in anticipation of a sublease transaction that the Company was negotiating.

      In the third quarter of 2002, Segue recorded a restructuring charge of $373,000 for an increase in the estimate of the loss associated with excess office facilities, due to a delay in the signing of the restructured sublease. The Company signed an amendment with the landlord Q4 and no additional charges were accrued. This revised sublease was executed on January 24, 2003. For the twelve-month period ended December 31, 2002, Segue recorded approximately $1.2 million in restructuring charges as compared to $4.2 million in 2001.

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

      During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters’ restructuring actions.

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

Liquidity and Capital Resources

      At December 31, 2003, our principal sources of liquidity consisted of $7.5 million of cash and cash equivalents, compared to $5.3 million and $2.3 million at December 31, 2002 and 2001, respectively. An additional $770,000 of restricted cash was posted in late 2002 as security for the letter of credit related to our restructured sublease and is shown in other assets on our balance sheet at December 31, 2003 and 2002.

      Our operating activities generated cash of $32,000 in 2003, compared to $3.3 million cash utilized in 2002. In 2003, cash generated primarily resulted from our net loss of $1.3 million, adjusted for $1.3 million in depreciation of fixed assets, an increase of $415,000 in deferred revenue and an increase of $16,000 in other current assets, offset by a decrease of $572,000 in accounts receivable, a decrease of $284,000 in accounts payable and a decrease of $646,000 in accrued expenses.

      Our investing activities generated cash of $112,000 in 2003, compared to $3.9 million in 2002. Cash generated in 2003, primarily came from a decrease of $355,000 in other assets partially offset by purchases in property and equipment, as compared to 2002, which primarily came from maturing short-term investments. We purchased approximately $243,000 of property and equipment in 2003 compared to $156,000 in 2002. In the future, Segue may need to make increased expenditures on property and equipment as present equipment ages.

      Our financing activities provided cash of $1.7 million in 2003, compared to $2.2 million in 2002. On October 21, 2003, the Company completed a preferred stock offering of 166,667 shares of Preferred C Stock to S-7 Associates and Dr. Howard Morgan and received $500,000 as proceeds from such offering. On November 25, 2003, the Company received $1.0 million in proceeds from the sale of 333,333 shares of Preferred C Stock to a private investor. In 2002, the Company sold to S-7 Associates 666,667 shares of Preferred B Stock for a payment of $2.0 million. Please refer to Note 5 to the Company’s Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about this transaction. Further, in 2003, the Company raised approximately $194,000 from the issuance of common stock upon the exercise of stock options and the issuance of stock under the employee stock purchase plan as compared to $205,000 in 2002. The decrease in the amount of cash from the exercise of stock options is the result of fewer exercises of employee stock options because of Segue’s lower stock price in 2003.

      We have historically had losses. This, accompanied by the economic downturn of 2003 and the slowdown of Information Technology capital spending, has resulted in lower sales volume, which has required Segue to continue utilizing significant amounts of cash and cash equivalents to fund operations, except in 2003, when we generated positive cash flow from operations.

      However, the effects of the steps taken by management have significantly reduced the Company’s future expected cash outflow. Furthermore, on January 24, 2003, the Company received approval to restructure its sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. The restructured sublease will result in a positive cash impact of over $700,000 annually for the next 5 years. Pursuant to the terms of the restructuring Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. As a result of these actions for 2003, cash generated from operations was positive.

      Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

      We have reduced our workforce and overhead expenses as described above and minimized capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, Segue must maintain or grow its revenue.

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

Risks and Factors That May Affect Future Results

      Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-K. This Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page 1 in connection with your consideration of the risk factors and other important factors that may affect future results described below.

      Our quarterly results may fluctuate. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; decline of the general business climate, including the uncertainty of IT spending; competition and pricing; customer order deferrals or reductions in the size of individual orders as a result of general business conditions; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of our operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management’s expectations, results of operations are likely to be adversely affected. Furthermore, we have often recognized a substantial portion of our product license revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product license revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues for any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      We may not be profitable in the future. Since we began operations, we have generally experienced losses. Losses have resulted in an accumulated deficit of approximately $58.6 million as of December 31, 2003. In the fourth quarter of 2002, we reported net income of $857,000, but in each of the quarters of 2003 we reported net losses of $71,000, $453,000, $114,000 and $685,000, respectively. It is uncertain whether we can return to profitability in the future.

      For the fiscal year ended December 31, 2003, we had total revenue of $29.2 million versus $29.7 million in the fiscal year ended December 31, 2002. During 2001 and 2002, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and we have sustained these measures through December 31, 2003. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to achieve profitability may adversely affect the market price of our common stock.

      Business conditions and Information Technology (IT) spending could cause further decline in revenue. The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2002 and 2003. The decline in IT spending over this two year period has negatively impacted our profitability. If IT spending does not increase, our revenues could be further adversely impacted.

      We may not derive substantial incremental revenue from our alliances and SilkElite Partner Program. In an effort to augment product revenue derived from the efforts of our direct sales force, we have focused on expanding our key strategic alliances and on building a successful SilkElite Partner Program. We have built alliances with PeopleSoft, Keynote Systems, Borland Software and Microsoft.

      The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to Segue and use our software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price could be adversely affected. The SilkElite Partner Program accounted for 15% of total revenue for the year ended December 31, 2003 versus 12% for the year ended December 31, 2002.

      The effect of the change in the IBM relationship is uncertain. In 2002, we signed an expanded contract with IBM Corporation under which we were the exclusive external provider of software for IBM Global

Infrastructure and Systems Management Services’ (IGSSMS) new remote infrastructure analysis offering. In the first quarter of 2003, IBM’s IGSSMS advised us that it would no longer be offering the remote monitoring service, which was powered by our SilkVision software. We paid $1.0 million to accelerate the implementation of this service. In October 2003, we negotiated the termination of this portion of the IBM contract and the return of $175,000 of the investment not spent by IBM in the deployment of this service. In addition, in the second quarter of 2003, IBM Tivoli advised us of the cancellation of the royalty contract signed by both companies in September of 2002. Tivoli was expected to integrate our SilkTest software into a larger Tivoli product suite, and we were to have received a royalty each time Tivoli sold its product suite. IBM acquired Rational Software in February 2003 and accordingly, IBM Tivoli has decided to use a Rational Software testing tool in place of our tool. We had the potential to receive up to $2.5 million in remaining royalties over the next several years. The impact of these events on the remaining IBM relationship and future revenue is uncertain and may adversely affect our future results.

      Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the fiscal year ended December 31, 2003, over 90% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 96% in same period last year. During the quarter ended September 30, 2003, we released SilkVision 2.5, the newest version of our powerful Web-based enterprise monitoring software, and SilkPerformer 6.0, the newest version of our enterprise-class load and stress-testing tool. During the fourth quarter of 2003, we released SilkTest 6.5 our newest version of functional testing with add-on support available to test .NET applications. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

      We may face liquidity issues. We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to compensate in part for our recent decline in revenues, to improve our liquidity and to achieve greater efficiencies. We believe that based on expense savings and the stability of our revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the 12-month period ended December 31, 2003, we generated $660,000 in positive cash flow, which excludes $1.5 million raised from the issuance of preferred stock. Total net revenue of $29.2 million for such period was essentially the same as for the same period last year. If we fail to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be materially adversely affected.

      Our new management structure could adversely impact its business. In the second quarter of 2003, our Chief Executive Officer resigned, and in the third quarter, we hired a replacement Chief Executive Officer. In addition, in the first quarter of 2004 we have added two new members to our sales and marketing management team. The effect of this new management structure on our business and employees is uncertain.

      We cannot assure a liquid market for our stock. In 2002, we were informed by NASDAQ that we were not in compliance with certain listing requirements for continued listing on their National Market exchange. We were able to take steps to meet the initial listing requirements of the NASDAQ Small Cap Market Exchange. As of September 30, 2003, we had slightly less than $2.4 million in net stockholders’ equity, which is below the NASDAQ’s minimum requirement of $2.5 million necessary to maintain our continued listing on the NASDAQ Small Cap Exchange. On October 21, 2003, we completed a preferred stock offering and received $500,000 from the sale of 166,667 shares of Series C Preferred Stock to S-7 Associates a company managed and controlled by Segue’s Chairman, Dr. James Simons, and Dr. Howard Morgan, one of our

Directors. As a result of this transaction and the pro-forma balance sheet that was filed with the SEC on Form 8-K on October 22, 2003, NASDAQ notified us that we were once again in compliance with the minimum requirement of $2.5 million in net stockholders’ equity necessary to maintain our listing on the NASDAQ Small Cap Exchange. On November 25, 2003, we completed an additional preferred stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on NASDAQ’s Small Cap Market Exchange. However, continued compliance with the listing requirements of the NASDAQ Small Cap Market Exchange, and thus a liquid market for our common stock, are closely related to our financial performance. Our future business may not be sufficient to assure continued listing on the NASDAQ Small Cap Market Exchange.

      We may have difficulty operating the business efficiently with fewer resources. Since 2000, we have reduced headcount by approximately 50% and implemented several cost reduction initiatives, including reduced marketing and sales expenses. We were able to achieve increased productivity with fewer resources. Our ability to further increase our current productivity, as well as sustain current performance with fewer resources, is uncertain.

      We face significant competition from other software companies. The market for web-based software quality management and testing and monitoring tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. We currently encounter competition from a number of public and private companies, including Mercury Interactive Corporation, Rational Software Corporation (now part of IBM), Compuware Corporation and Empirix. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do. Therefore, our competitors may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability could have a material adverse effect on our business, operating results and financial condition.

      Our business could be adversely affected if our products contain errors. Software products as complex as ours may contain undetected errors or “bugs” which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

      We must hire and retain skilled personnel in a difficult economic environment. Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2004 or in the future. All of this could have a material adverse effect on our business, operating results and financial condition.

      We face many risks associated with international business activities. We derived approximately 18% of total revenue from international customers in the 12-month period ended December 31, 2003, as compared with 16% in the same period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

      Our success depends on our ability to protect our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and four are pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of our products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

      Interest Rate Risk. Segue is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial and government paper). As of December 31, 2003, we had no short-term investments, only cash and cash equivalents.

      Foreign Currency Risk. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. For the twelve month period ended December 31, 2003, we incurred a transaction and re-measurement expense of approximately $175,000 compared to an expense of approximately $249,000 for the twelve month period ended December 31, 2002. As of December 31, 2003, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $309,000.

Item 8.	Financial Statements and Supplementary Data

      Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2003 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The Company will furnish to the SEC a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2003. The information required by this Item 10 concerning Segue’s directors and officers is incorporated by reference to the information under the heading, “Election of Directors—Information Regarding the Nominees and Executive Officers” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference to the Proxy Statement under the heading, “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Management and Certain Beneficial Owners and Related Stockholder Matters

      Certain information required by this Item 12 is incorporated by reference to the Proxy Statement under the heading, “Security Ownership of Management and Certain Beneficial Owners.” In addition, certain information required by this Item 12 is included in this report in Item 5.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the Proxy Statement under the heading “Directors and Executive Officers.”

Item 14.	Principal Accounting Fees and Services

      The information required by this Item 14 is incorporated by reference to the Proxy Statement under the heading “Fees Billed by Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

1.	Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

2.	Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. Documents listed below identified by asterisks are being filed as exhibits herewith. Documents that are identified by footnotes are being filed as exhibits herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the “Act”) reference is made to such documents as previously filed as exhibits with the Commission. The Company’s file number under the Act is 0-27794.

Exhibit
Number	Footnote	Description of Exhibits

3.1	(1)	Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))
3.2	(1)	By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))
3.3	(14)	Certificate of Designation of Series B Preferred Stock
3.4	(15)	Certificate of Designation of Series C Preferred Stock
4.1	(1)	Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))
10.1	(1)	Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.2	(1)	Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.3	(1)	Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))
10.4	(1)	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No.333-1488))
10.5	(2)	Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option and Grant Plan

Exhibit
Number	Footnote	Description of Exhibits

10.6	(3)	Agreement and Plan of Merger by and among the Registrant, SGE Merger Corp. and SQL Bench International, Inc. and the Stockholders of SQLBench International Inc, dated as of December 30, 1997
10.7	(3)	Asset Purchase Agreement by and among the Registrant, ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30, 1997
10.8	(3)	Segue Software, Inc. Special Termination and Vesting Plan adopted February 5, 1997
10.9	(4)	Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant
10.10	(5)	Second Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.11	(5)	Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.12	(6)	1998 Employee Stock Option Plan
10.13	(7)	Agreement and Plan of Merger by and among the Registrant, SSI Merger Corp. and Eventus Software, Inc. and the Stockholders of Eventus Software, Inc. dated as of December 3, 1998
10.14	(8)	Agreement and Plan of Merger by and among the Registrant, SBW Merger Corp. and Black & White Software, Inc. and the Stockholders of Black & White dated as of December 31, 1998
10.15	(9)	Amendment to Segue Software 1998 Employee Stock Option Plan, as of December 17, 1999
10.16	(9)	Lease Agreement dated November 5, 1999 by and between Albright Properties and the Registrant
10.17	(10)	Third Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan
10.18	(10)	Second Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.19	(11)	Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.20	(11)	Third Amendment to Sublease Agreement dated February 28, 2001 between Sublandlord, Media One of Delaware, Inc. and the Registrant
10.21	(12)	Third Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan
10.22	(14)	Fourth Amendment to Sublease Agreement, dated November 15, 2002, between Sublandlord, ComCast (Media One of Delaware, Inc.) and the Registrant
10.23	(14)	Series B Preferred Stock Purchase Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC
10.24	(14)	Registration Rights Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC
10.25	(15)	Series C Preferred Stock Purchase Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan
10.26	(15)	Amended and Restated Registration Rights Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan
*10.27		Second Amended and Restated Registration Rights Agreement, dated November 24, 2003, by and among the registrant, S-7 Associates, LLC, Howard Morgan and Isaac Mayer
*10.28		Series C Preferred Stock Purchase Agreement, dated November 24, 2003, by and among the registrant and Isaac Mayer
*14.1		Code of Business Conduct and Ethics
21.1	(13)	Subsidiaries of the Registrant
*23.1		Consent of Independent Certified Public Accountants
*31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Footnote	Description of Exhibits

*31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, as amended (File No. 333- 1488), which was declared effective on March 28, 1996.

(2)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated August 5, 1997 (File No. 333-32903).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q dated August 14, 1998.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 dated November 23, 1998 (File No. 333-67739).

(6)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated December 17, 1998 (File No. 333-69105).

(7)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated December 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated January 14, 1999.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27794).

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated August 7, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2001.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated June 22, 2001 (File No. 333-63668), see exhibit 4.6 in that Form S-8.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 29, 2002.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2003.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-Q dated November 13, 2003.

*	Filed herewith.

(b)	Reports on Form 8-K.

We filed or furnished the following Current Report on Form 8-K during the quarter ended December 31, 2003:

•	A Form 8-K was filed on October 22, 2003 regarding a press release announcing the financial results of Segue Software for the fiscal quarter and nine months ended September 30, 2003.

•	A Form 8-K was filed on October 22, 2003 regarding a press release announcing that Segue Software had completed a $500,000 Preferred Stock Investment.

•	A Form 8-K was filed on November 25, 2003 regarding a press release announcing that Segue Software had completed a $1,000,000 Preferred Stock Investment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2004.

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas,
President and Chief Executive Officer

/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH K. KRIVICKAS Joseph K. Krivickas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ DOUGLAS ZACCARO Douglas Zaccaro	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2004

/s/ JAMES H. SIMONS James H. Simons	Chairman of the Board	March 29, 2004

/s/ EDMUND F. KELLY Edmund F. Kelly	Director	March 29, 2004

/s/ JOHN R. LEVINE John R. Levine	Director	March 29, 2004

/s/ HOWARD L. MORGAN Howard L. Morgan	Director	March 29, 2004

/s/ ROBERT W. POWERS, JR. Robert W. Powers, Jr.	Director	March 29, 2004

/s/ JYOTI PRAKASH Jyoti Prakash	Director	March 29, 2004

SEGUE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Segue Software, Inc.

      We have audited the accompanying consolidated balance sheets of Segue Software, Inc., and subsidiaries (“the Company”), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc., and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

/s/ Grant Thornton LLP

Boston, Massachusetts

February 2, 2004

SEGUE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,495	$5,335
Accounts receivable, net of allowances of $268 and $232, respectively	5,607	6,007
Other current assets	1,021	967

Total current assets	14,123	12,309
Property and equipment, net	1,069	2,089
Goodwill, net	1,506	1,506
Other assets	939	1,291

Total assets	$17,637	$17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004	$1,256
Accrued compensation and benefits	1,931	1,163
Accrued lease obligations on excess space	1,554	2,145
Accrued expenses	851	1,522
Deferred revenue	9,015	8,408

Total current liabilities	14,355	14,494
Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 819 and 729 shares of Series B and 508 and 0 shares of Series C preferred stock issued and outstanding	3,884	2,147
Common stock, par value $.01 per share; 30,000 shares authorized; 9,926 and 9,765 shares issued	100	98
Additional paid-in capital	58,160	58,206
Cumulative translation adjustment	309	98
Accumulated deficit	(58,571)	(57,248)

	3,882	3,301
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	3,282	2,701

Total liabilities and stockholders’ equity	$17,637	$17,195

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Software	$12,677	$13,334	$15,977
Services	16,713	17,432	22,499

Gross revenue	29,390	30,766	38,476
Less vendor consideration to a customer	(161)	(1,078)	—

Net Revenue	29,229	29,688	38,476
Cost of revenue:
Cost of software	385	740	610
Cost of services	5,012	5,264	7,760

Total cost of revenue	5,397	6,004	8,370

Gross margin	23,832	23,684	30,106
Operating expenses:
Sales and marketing	14,078	15,547	26,241
Research and development	5,879	5,696	7,916
General and administrative	4,423	5,443	7,747
Amortization of goodwill	—	—	1,505
Restructuring charges	725	1,203	4,221

Total operating expenses	25,105	27,889	47,630

Loss from operations	(1,273)	(4,205)	(17,524)
Interest income	48	93	508

Loss before provision for income taxes	(1,225)	(4,112)	(17,016)
Provision for income taxes	98	166	216

Net loss	$(1,323)	$(4,278)	$(17,232)

Dividends on preferred stock	$316	$147	—
Net loss applicable to common shares	$(1,639)	$(4,425)	$(17,232)
Net loss per share — basic and diluted	$(0.17)	$(0.46)	$(1.83)
Weighted average shares outstanding — basic and diluted	9,723	9,562	9,404

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

			Common Stock
								Accumulated
	Preferred Stock				Additional			Other	Total
				Par	Paid-in-	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Value	Capital	Stock	Deficit	Income/(Loss)	Equity

	(In thousands)
Balance at December 31, 2000			9,472	$95	$57,684	$(600)	$(35,738)	$(391)	$21,050
Issuance of common stock under stock plans			127	1	466				467
Net loss							(17,232)		(17,232)
Foreign currency translation adjustment								194	194
Comprehensive loss									(17,038)

Balance at December 31, 2001			9,599	96	58,150	(600)	(52,970)	(197)	4,479
Issuance of common stock under stock plans			166	2	203				205
Issuance of preferred stock under stock plans	667	$2,000							2,000
Issuance of preferred stock dividend-in-kind	62	147			(147)				—
Net loss							(4,278)		(4,278)
Foreign currency translation adjustment								295	295
Comprehensive loss									(3,983)

Balance at December 31, 2002	729	2,147	9,765	98	58,206	(600)	(57,248)	98	2,701
Issuance of common stock under stock plans			161	2	191				193
Issuance of preferred stock under stock plans	500	1,500							1,500
Issuance of preferred stock dividend-in-kind	98	316			(316)				—
Reclassification of additional paid in capital		(79)			79				—
Net loss							(1,323)		(1,323)
Foreign currency translation adjustment								211	211
Comprehensive loss									(1,112)

Balance at December 31, 2003	1,327	$3,884	9,926	$100	$58,160	$(600)	$(58,571)	$309	$3,282

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

Increase (Decrease) in Cash and cash equivalents	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,323)	$(4,278)	$(17,232)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	1,314	1,861	3,903
Changes in operating assets and liabilities:
Accounts receivable	572	(527)	6,912
Other current assets	(16)	443	213
Accounts payable	(284)	(665)	391
Accrued expenses, accrued lease obligations on excess space and accrued compensation and benefits	(646)	(329)	(632)
Deferred revenue	415	193	(3,379)

Net cash provided by (used in) operating activities	32	(3,302)	(9,824)

Cash flows from investing activities:
Additions to property and equipment	(243)	(156)	(392)
Decreases (additions) to other assets	355	(870)	(174)
Maturities of short-term investments	—	5,749	16,944
Purchases of short-term investments	—	(800)	(14,054)

Net cash provided by investing activities	112	3,923	2,324

Cash flows from financing activities:
Proceeds from issuance of preferred stock	1,500	2,000	—
Proceeds from exercise of stock options and stock purchase plan	194	205	467

Net cash provided by financing activities	1,694	2,205	467

Effect of exchange rate changes on cash	322	183	(20)

Net increase (decrease) in cash and cash equivalents	2,160	3,009	(7,053)
Cash and cash equivalents, beginning of period	5,335	2,326	9,379

Cash and cash equivalents, end of period	$7,495	$5,335	$2,326

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the year for taxes	$359	$195	$121

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Description of Business

      Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” or “we”) deliver software and services that ensure the accuracy and performance of enterprise applications. Our products are used by quality assurance professionals, software developers, and information technology staff (“IT”) to improve software quality, reduce development costs, manage the vast and growing number of application components, and shorten the time required to develop and deploy mission-critical applications. Our products and services provide comprehensive scalability, performance, monitoring and verification solutions. These solutions enable our customers to reduce their risk in deploying and operating web, client server, and legacy applications and increase their return on investments in their enterprise applications. Reliability solutions, such as ours, are critical components of the IT infrastructure and e-business processes that are developing on a global basis.

      Software license revenue from our Silk product line represented approximately 43%, 45% and 42% of total revenues in 2003, 2002 and 2001, respectively. Our SilkTest and SilkPerformer products combined represented approximately 90%, 96% and 94% of product license sales in 2003, 2002 and 2001, respectively.

Operating Matters and Liquidity

      The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $58.6 million at December 31, 2003. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations. However, the Company generated approximately $660,000 in overall positive cash flow, which excludes $1.5 million raised from the issuance of preferred stock, for the twelve months ended December 31, 2003. The cash and cash equivalents balance at December 31, 2003 was $7.5 million versus $5.3 million at December 31, 2002.

      Segue management has taken significant steps to streamline its operations over the last three years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. The Company must increase revenue from the current levels for Segue to achieve profitability and sustain positive cash flow. Assuming that the Company can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

      Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Note 8, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

      The effects of the steps taken by management have significantly reduced the Company’s future expected cash outflow. On January 24, 2003, the Company received approval from its landlord to restructure its corporate headquarters’ sublease for approximately 33,000 square feet in its Lexington facility. Under the terms of the original sublease and the restructured agreement, however, Segue was required to provide the landlord an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was paid is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit and the related cash collateral will reduce over time, by formula, to zero by August 2005.

      The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of the Company, which in turn are dependent upon Segue’s ability to maintain or increase sales and to succeed in its future operations. The financial statements

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

      The Company recognizes revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. The Company’s software products do not require significant modification, customization or installation.

      Post contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

      With respect to the determination of VSOE for multi-element arrangements, the Company follows the guidance within paragraph 10 of SOP 97-2. The Company uses the residual method of revenue recognition as provided for in paragraph 12 of SOP 97-2, as amended by SOP 98-9. The Company does a thorough review of the VSOE for maintenance, training and consulting semi-annually. In all instances the VSOE is defined as the objective, verifiable price when the same item is sold separately. The Company determines VSOE for post-contract support (maintenance) using a consistent percentage of list price method for product categories, which approximates the maintenance renewal rates and is considered to be substantive. The Company determines the VSOE for training classes and consulting services using objective verifiable evidence of these items when sold separately.

      The Company typically does not grant to its customers a contractual right to return software products. When approved by management, however, the Company has accepted returns of certain software products and has provided an allowance for those specified products. The Company also provides reserves for customer receivable balances that are considered potentially uncollectible. Included in accounts receivable allowances are a sales allowance, provided for expected returns and credits, and an allowance for bad debts.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the activity in the Company’s allowance for bad debts and sales returns:

Bad Debt Allowance

		Charges (Credits)
	Balance at the	to General &			Balance at
	Beginning of	Administrative	Other Charges	Write-offs,	the End of
Year Ended:	the Year	Expense	(Credits)	net	the Year

December 31, 2001	$515,000	$483,435	—	$(436,864)	$561,571
December 31, 2002	$561,571	$(62,233)	—	$(277,883)	$221,455
December 31, 2003	$221,455	$210,903	—	$(188,381)	$243,978

Sales Return Allowance

			Reductions
	Balance at the	Charges (Credits)	(Increases) to		Balance at
	Beginning of	to Cost of	Product	Write-offs,	the End of
Year Ended:	the Year	Product	Revenue	net	the Year

December 31, 2001	$150,000	—	$115,776	$(233,521)	$32,255
December 31, 2002	$32,255	—	$97,709	$(119,026)	$10,938
December 31, 2003	$10,938	—	$28,157	$(15,557)	$23,538

Research and Development and Software Development Costs

      Research and development expenditures are charged to operations as incurred. Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Advertising

      Advertising costs are expensed as incurred. Advertising expense was $71,000, $22,000 and $549,000 in 2003, 2002 and 2001, respectively.

Income Taxes

      The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized, based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries, which the Company considers to be permanent investments. Income tax expense is primarily made up of foreign taxes.

Foreign Currency Translation

      The functional currency of the Company’s German subsidiary is the Euro effective January 1, 2002. Accordingly, all assets and liabilities of this subsidiary are translated at the current exchange rate at the end of the period and revenues and costs at average rates in effect during the period. The gains and losses from translation of the subsidiary’s financial statements are recorded directly into a separate component of stockholder’s equity.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates, and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries’ financial statements are included in the consolidated statement of operations. For the year ended December 31, 2003, the loss from foreign currency included in statement of operations was approximately $175,000. For the years ended December 31, 2002 and 2001, the translation loss amounts were approximately $249,000 and $353,000, respectively.

      Transaction gains and losses are included in the consolidated statement of operations.

Net Income (Loss) Per Share

      Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of exercisable and vested outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and the assumed conversion of preferred shares into common shares as per the preferred share agreements.

Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Short-term investments consist primarily of high-grade commercial paper. The Company classifies its short-term investments as “available for sale” and reports them at fair value. As of December 31, 2003 and 2002, unrealized gains and losses on securities were not material. At December 31, 2003, the Company had no short-term investments.

Property and Equipment

      Property and equipment are stated at cost and depreciated on the straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the assets’ useful lives or the term of the related leases. Expenditures for major improvements that substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred or expensed over the period of time specified under maintenance contracts.

      Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Goodwill

      As required by Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and adjusts the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue re-

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated the fair value of the goodwill during the fourth quarter of 2003. The analysis demonstrated that no impairment existed at December 31, 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2003.

      In accordance with the adoption of SFAS No. 142, the following table presents what the net loss per common share for each of the periods would have been exclusive of the goodwill amortization.

	For Year Ended December 31,

In thousands, except per share data	2003	2002	2001

Reported net loss applicable to common shares	$(1,639)	$(4,425)	$(17,232)
Add back: Goodwill amortization	—	—	1,505

Adjusted net loss applicable to common shares	$(1,639)	$(4,425)	$(15,727)
Basic and diluted loss per common share:
Reported net loss per common share	$(0.17)	$(0.46)	$(1.83)
Add back: Goodwill amortization	—	—	.16

Adjusted net loss per common share	$(0.17)	$(0.46)	$(1.67)

Long Lived Assets

      Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected future cash flows from such assets. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis.

Concentration of Credit Risk

      The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of commercial paper. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper is minimal due to the duration of such investments, which are generally less than twelve months. Cash held in foreign banks was approximately $334,000 and $939,000 at December 31, 2003 and 2002, respectively.

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term assets, including intangibles and deferred tax valuation allowance, the estimated loss on excess office space that resulted from the restructuring actions and the value of preferred stock for which there is no market to calculate the value of dividends-in-kind. Actual results could differ from these estimates.

Stock Based Compensation

      At December 31, 2003, the Company has 3 stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income/(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	2003	2002	2001

Net loss applicable to common shares
As reported	$(1,639)	$(4,425)	$(17,232)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,822)	(3,364)	(4,465)

Pro forma	$(4,461)	$(7,789)	$(21,697)
Net loss per common share — basic and diluted
As reported	$(0.17)	$(0.46)	$(1.83)
Pro forma	$(0.46)	$(0.81)	$(2.31)

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit. In accordance with the new Emerging Issues Task Force (“EITF”) accounting pronouncement, No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, which became effective January 1, 2002, the Company has reclassified $490,000 and $738,000 of reimbursable travel as services revenue from cost of service for the years ended December 31, 2001 and 2000 respectively, to be consistent with current year presentation.

Comprehensive Income/(Loss)

      The Company follows the guidance in SFAS No. 130, “Reporting Comprehensive Income/(Loss)” (“SFAS No. 130”) that requires the reporting of comprehensive income/(loss) in addition to net income/(loss) from operations. Comprehensive income/(loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of net income/(loss). To date the Company’s comprehensive income/(loss) items have consisted exclusively of foreign translation adjustments. Comprehensive income/(loss) has been included in the consolidated statement of stockholders’ equity for all periods. Please see Note 4 to the Consolidated Financial Statements included in this Form 10-K for further details.

Recent Accounting Developments

      In November 2001, Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was issued. This EITF provides guidance with respect to the statement of operations classification, recognition and measurement of consideration given by a vendor to a customer or reseller. This EITF presumes any consideration to be an adjustment of the selling prices of the vendor’s products or services, which should be deducted from revenue when recognized in the vendor’s statement of operations, unless there is an identifiable and quantifiable benefit received for the consideration. This EITF is effective for annual and interim periods beginning after December 15, 2001. Upon adoption, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the requirements under the EITF. On January 1, 2002, the Company adopted this EITF. During the quarter ended March 31, 2002, the Company committed to making a payment of $1.0 million to a customer, which was made in the second quarter of 2002. Under the provisions of EITF Issue No. 01-9, this $1.0 million was considered to be a reduction in revenue and is presented in the statement of operations as such. Per the contract with the customer, this payment is a one-time expenditure. Furthermore, in accordance with EITF Issue No. 01-9, for the twelve months ended December 31, 2003, we recorded approximately $161,000 (net of $175,000 refund from IBM) as an additional revenue reduction, for amounts paid to resellers as referral fees for sales versus $1.1 million for the same period in 2002. There were no other material payments made by the Company in this year or prior years that would be considered for reclassification under the guidance in EITF Issue No. 01-9.

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

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosure provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Because the Company currently has no investments in variable interest entities, the adoption of the provisions of FIN No. 46 did not have an impact on the consolidated results of operations or financial position.

      In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying contract to conform it to language used in FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not used hedging instruments; therefore the adoption of Statement No. 149 did not have a significant impact on either its financial position or results of operations.

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

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Other Assets

      Included in other assets at December 31, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our lease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005.

3.	Property and Equipment

      Property and equipment consisted of the following as of December 31 (in thousands):

	2003	2002

Computer equipment	$11,598	$11,293
Office equipment	622	581
Furniture and fixtures	1,404	1,395
Leasehold improvements	921	874

	14,545	14,143
Accumulated depreciation and amortization	(13,476)	(12,054)

Total	$1,069	$2,089

      Depreciation and amortization of property and equipment totaled $1,422,000, $2,012,000, and $2,382,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.	Comprehensive Loss

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income/(loss) in addition to net income/(loss) from operations. Comprehensive income/(loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income/(loss). To date, Segue’s comprehensive income/(loss) items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive loss (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net loss	$(1,323)	$(4,278)	$(17,232)
Foreign translation adjustments	211	295	194

Comprehensive loss	$(1,112)	$(3,983)	$(17,038)

5.	Stockholders’ Equity

Common and Preferred Stock

      The Company’s Certificate of Incorporation, as amended and modified by any certificate of designations, authorizes 30 million shares of $.01 par value Common Stock and 9 million shares of $.01 par value Preferred Stock; 4 million shares of such 9 million shares of Preferred Stock are designated as Series A Preferred Stock, 1.5 million shares of Preferred Stock are designated as Preferred B Stock and 1.5 million shares of Preferred Stock are designated as Preferred C Stock.

      Each series of Preferred Stock to be authorized in the future will have the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s Board of Directors.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 22, 2002, the Company and S-7 Associates LLC, a company managed by the Chairman of Segue’s Board of Directors, Dr. James H. Simons, (“S-7 Associates”) signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Preferred B Stock in consideration for a payment of $2.0 million. The Preferred B Stock is senior to our common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of common for one share of Preferred, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred B Stock are entitled to vote together with our common stock holders on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred B Stock are 12% per annum and will be paid-in-kind semiannually. The Preferred B Stock is redeemable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Preferred B Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred B Stock can either be redeemed at the Preferred B Liquidation Preference, at the holder’s request, or converted to Common Stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of Common Stock into which the Preferred B Stock may be converted. The registration rights expire on November 25, 2007.

      On October 21, 2003, the Company received $500,000 from the sale of 166,667 shares of the Company’s Preferred C Stock to S-7 Associates, and Howard Morgan, a Segue Director. On November 25, 2003, the Company received $1,000,000 from the sale of 333,333 shares of the Company’s Preferred C Stock to a private investor. The Preferred C Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of common for one share of preferred, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred C Stock are entitled to vote together with the holders of our common stock on an as-converted basis. Dividends on the Preferred C Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, in cash, semiannually on June 30 and December 31. The Preferred C Stock is redeemable at the option of the Company on or after October 31, 2005 at 133% of its face value (“Preferred C Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred C Stock can either be redeemed at the Preferred C Liquidation Preference, at the holder’s request, or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred C Stock may be converted. The registration rights expire on November 25, 2007.

      Dividends paid to any holder on Preferred C Stock are restricted should they cause any holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they will be entitled to cash payments in lieu of dividends in kind.

      For the year ended December 31, 2003, a total of 98,045 shares of Preferred Stock were earned and issued as dividends on the Preferred Stock. Preferred Stock dividends earned for the 12 months ended December 31, 2003 and 2002 approximated $316,000 and $147,000 respectively. The fair value of the Preferred Stock, on which the preferred dividends are calculated, is estimated by management for the purpose of determining net loss applicable to common shares.

Stock Compensation Plans

     Stock Option Plans

      In June 1998, the Company’s 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the “Option Plan”) was amended to increase the maximum number of shares of common stock available for issuance to 3,250,000 shares. In June 2000, the Option Plan was amended to increase the

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum number of shares available for issuance under the 1996 Option Plan to 3,700,000, with provision for an additional increase in shares available for issuance on January 1, 2001 and on January 2, 2002 of five percent (5%) of the number of shares of Common Stock of the Company outstanding on each such date. On January 1, 2001 and January 2, 2002, an additional 473,603 and 472,702 shares, respectively, were made available, bringing the total shares available for authorization under the Option Plan to 4,646,305 shares. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company, and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.

      In November 1998, the Company established the 1998 Employee Stock Option Plan (the “1998 Option Plan”). On December 17, 1999, the Board of Directors approved an amendment to increase by 250,000 the number of shares authorized for issuance under the 1998 Option Plan. The 1998 Option Plan, as amended, provides for grants of nonqualified options to purchase up to 1,250,000 shares of the Company’s common stock to employees and consultants of the Company.

      All options issued under the Option Plan and the 1998 Option Plan are granted with exercise prices equal to the fair market value of the stock on the date of grant, become exercisable at varying rates, generally over four years, as determined by the Board of Directors, and generally expire 10 years from the date of grant.

      In addition to the above plans, in 1997 the Company’s board of directors authorized approximately 356,000 shares for options to be issued to the chief executive officer under a separate agreement. In May of 2003, Segue’s CEO, who was bound to this approved plan, left the Company. As a result of his departure, this plan was canceled 90 days later. The Company hired a new CEO in September of 2003 and granted options to him under the Option Plan.

      The following table summarizes activity of the Company’s option plans since December 31, 2000. Information is included for all of the option plans and agreements noted above.

		Weighted Average
	Shares	Exercise Price

	(in thousands)
Outstanding at December 31, 2000	3,081	$10.18
Granted	1,466	$3.47
Exercised	(4)	$3.25
Cancelled	(1,181)	$9.21

Outstanding at December 31, 2001	3,362	$7.58
Granted	533	$2.49
Exercised	(28)	$2.36
Cancelled	(720)	$6.02

Outstanding at December 31, 2002	3,147	$7.13
Granted	1,120	$2.40
Exercised	(18)	$2.26
Cancelled	(932)	$6.05

Outstanding at December 31, 2003	3,317	$5.89

      As of December 31, 2003, 2002, and 2001, options to purchase 2,114,514, 1,968,307 and 1,559,920 shares, respectively, were exercisable with weighted average exercise prices of $7.68, $8.64 and $9.75 per share, respectively. As of December 31, 2003, approximately 581,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average information for options outstanding at December 31, 2003 were as follows:

	Options Outstanding			Exercisable Options

		Weighted Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Shares	(in years)	Exercise Price	Shares	Exercise Price

	(in thousands)			(in thousands)
$0.75—1.04	330	7.72	$1.02	189	$1.02
$1.05—2.40	156	8.88	$2.13	71	$2.18
$2.41—2.44	458	9.69	$2.44	1	$2.44
$2.45—2.65	509	5.81	$2.48	149	$2.47
$2.66—3.03	266	7.81	$2.92	227	$2.93
$3.04—6.49	236	6.05	$5.66	222	$5.70
$6.50—8.17	305	6.87	$7.14	238	$7.17
$8.18—9.24	322	6.47	$8.37	290	$8.38
$9.25—11.86	224	4.30	$10.36	223	$10.36
$11.87—13.67	316	5.84	$12.45	308	$12.44
$13.68—22.25	195	5.16	$16.51	196	$16.51

$0.75—$22.25	3,317	6.88	$5.89	2,114	$7.68

     Employee Stock Purchase Plan

      The Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the “ESPP”), which made available 100,000 shares of the Company’s common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee’s annual compensation and are subject to other IRS limitations. In June 1998, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 100,000 to 200,000 shares. In June 2000, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 200,000 to 300,000 shares. In June 2001, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 300,000 to 600,000 shares. In June 2003, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 600,000 to 700,000 shares. As of December 31, 2003, approximately 643,000 shares have been issued under the ESPP.

      The weighted average fair value of the stock options granted during 2003, 2002 and 2001 was $2.40, $2.49, and $3.47 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rate of 3.8%, 3.5%, and 5.1%; dividend yield of 0%; expected life of 7 years; and expected volatility of 80%, 100% and 100%. For the computation in accordance with SFAS 123, the fair value of the employees’ purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001: risk-free interest rate of 1.8%, 1.8%, and 5.4%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 112%, 112% and 113%, respectively.

      Options to purchase approximately 3,317,000, 3,147,000 and 3,362,000 shares of common stock were outstanding for the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Savings Plan

      The Company maintains a 401(k) plan under which all eligible U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company’s contributions. No matching contributions were made during the years ended December 31, 2003, 2002 or 2001.

7.	Income Taxes

      Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2003	2002	2001

Income (loss) before income taxes:
United States	$(1,697)	$(4,488)	$(17,696)
Foreign	472	376	680

Total loss before income taxes	$(1,225)	$(4,112)	$(17,016)

Provision for (benefit from) income taxes:
Current:
Foreign	$59	$155	$90
State	39	11	126

Total current	$98	$166	$216

Deferred:
Federal	$(569)	$(1,536)	$(6,435)
Foreign	3	3	3
State	79	62	(58)
Change in valuation allowance	487	1,471	6,490

Total deferred tax provision	—	—	—
Total tax provision	$98	$166	$216

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

	2003	2002	2001

Gross deferred tax assets:
Net operating losses	$21,034	$20,250	$18,609
Intangible assets	1,837	2,060	2,216
Accounts receivable	104	91	231
Accrued expenses & deferred compensation	819	907	1,077
Fixed assets	437	406	174
Research and experimentation credits	2,881	2,904	2,824

Total assets	27,112	26,618	25,131
Valuation allowance	(27,112)	(26,618)	(25,131)

Net deferred tax asset (liability)	$0	$0	$0

      Of the changes in the valuation allowance described above for the years ended December 31, 2003, 2002, and 2001 approximately $7,000, $16,000, and $2,000, respectively, relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

      As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $55.0 million, of which $11.1 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $19.1 million; and $2.1 million of federal and $1.2 million of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2004 through 2021 and may be subject to additional annual limitations as a result of changes in the Company’s ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

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

      The following schedule reconciles the difference between the federal income taxes at the statutory rate and the effective income taxes for the years ended December 31 (in thousands):

	2003	2002	2001

U.S. federal statutory tax	$(417)	$(1,398)	$(5,785)
State tax provision, net	52	48	45
Foreign rate differential	(19)	44	(55)
Federal and state tax credits	23	(78)	(590)
Change in valuation allowance	487	1,471	6,490
Amortization of nondeductible goodwill	0	0	218
Other	(28)	79	(107)

Effective tax	$98	$166	$216

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

Legal Proceedings

      Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments

      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million.

      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on 3,801 square feet will now terminate on June 30, 2004 as opposed to the original termination date of June 30, 2006.

      The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2003 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2004	$2,404	$(363)	$2,041
2005	1,687	(97)	1,590
2006	1,643	(100)	1,543
2007	1,379	(85)	1,294
2008	61	0	61
Thereafter	61	0	61

Total	$7,235	$(645)	$6,590

      Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled $2.0 million, $2.3 million and $3.4 million, respectively.

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On April 14, 2003, an amendment was signed that stated an advance payment of $50,000 per quarter would be made to T-Plan Ltd. These advance payments would be credited against the actual royalties earned during the period. However, beginning January 14, 2004, in the event that the cumulative prepaid royalties are more than $100,000 in excess of the cumulative actual royalties earned, then the Company would have no obligations to make further advance royalty payments until the cumulative actual royalties are equal to the cumulative advance royalties.

      For the years ended December 31, 2003 and 2002, Segue recognized royalty expense related to T-Plan Ltd. of $129,000 and $315,000 respectively. Segue has other minor royalty agreements for third party imbedded software in Segue’s products.

      In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

Contingencies

      During 2001 and based on the terms and deductibles provided for extending the employer practices liability coverage, Segue chose not to renew the coverage that was due to expire on October 15, 2001. Segue decided to self-insure for claims incurred after October 15, 2001. In March 2002, the Company bound a new insurance policy for employer practices liability insurance that had terms and deductibles satisfactory to the Company. This new policy is effective for claims incurred after March 15, 2002. The new policy has an aggregate limit of $1.0 million and the Company has a co-insurance provision for 10% of any claim amount above its deductible of $100,000 per claim. The Company is responsible for any claims arising during the period from the expiration of the old policy to the effective date of the new policy. The old employee practices liability coverage was extended for claims incurred prior to October 15, 2001 and claimed in the subsequent 12 months. Segue is not aware of the assertion of any claims that relate to the self-insured period.

      In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are less than $1.6 million.

9.	Restructuring Charges

      Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offices, net of estimated sublease income. The following table summarizes the restructuring actions and charges incurred by quarter:

		Number of
		employees
		terminated as	%	Cost of estimated
	Severance and	part of	Reduction	facility obligations,	Office for	Total
	other employee	restructuring	in	net of estimated	which facility	Restructuring
Quarter	related costs	plan	workforce	sublease income	costs accrued	Charge

	$					$
Q4 2003	725,000	8	4	—	—	725,000
Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—

Total 03	725,000	8		—		725,000

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	$373,000	Lexington	373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000

Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
Q2 2001	859,000	73	20	1,398,000	Lexington and	2,257,000
					Los Gatos
Q1 2001	—	—	—	—	—	—

Total 01	1,344,000	115		2,877,000		4,221,000

Total	$2,628,000	135		$3,521,000		$6,149,000

      During the fourth quarter of 2003, Segue executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs for the termination of eight employees, including three senior vice presidents. Total restructuring charges for the twelve months ended December 31, 2003 were $725,000 as compared with $1.2 million for the same twelve-month period in 2002. At December 31, 2003, the accrual balance related to the severance and other employee-related costs for the actions taken in 2003 was approximately $725,000.

      During the first quarter of 2003, we paid the entire $82,000 accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002. At March 31, 2003, we had fulfilled all our liabilities related to severance and other employee related costs associated with all of the restructuring actions from prior years noted above.

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

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2002, we paid approximately $640,000 for the severance and termination benefits associated with the restructuring activities from the current and prior years versus payments of $1.2 million in 2001. At December 31, 2002, we had approximately $82,000 accrued for severance and benefits related to restructuring activities.

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

      During 2001, we paid approximately $1.2 million for the severance and termination benefits associated with the restructuring actions from the second and third quarter. At December 31, 2001, we had approximately $137,000 accrued for severance and benefits associated with both quarters’ restructuring actions.

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

SEGUE SOFTWARE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2003		2002		2001

	Gross	Gross	Gross	Gross	Gross	Gross
	Revenue	Margin	Revenue	Margin	Revenue	Margin

Operating Segments:
Software licenses	$12,677	$12,292	$13,334	$12,594	$15,977	$15,367
Training and consulting	$2,805	$446	$4,215	$1,658	$8,317	$3,468
Maintenance/ Support services	13,908	11,255	13,217	10,510	14,182	11,271

Total services	$16,713	$11,701	$17,432	$12,168	$22,499	$14,739

Total	$29,390	$23,993	$30,766	$24,762	$38,476	$30,106

      The following table presents gross revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

	Total Gross Revenue			Long Lived Assets

	2003	2002	2001	2003	2002	2001

United States	$24,209	$25,978	$32,800	$1,678	$2,870	$3,397
Foreign	5,181	4,788	5,676	330	509	750

	$29,390	$30,766	$38,476	$2,008	$3,379	$4,147

      Foreign revenue is based on the country in which the sale originates. Revenue from no single foreign country was material to the consolidated revenues of the Company. No customer or foreign country accounted for 10% or more of total revenue in 2003, 2002 or 2001.

11.	Quarterly Financial Data (In thousands, except per share data) — Unaudited

2003	Q1 2003	Q2 2003	Q3 2003	Q4 2003		Total

Net revenue	$7,466	$7,178	$7,017	$7,568		$29,229
Gross margin	6,093	5,848	5,652	6,239		23,832
Net income (loss) applicable to common shares	(125)	(521)	(193)	(800	)(1)	(1,639)
Net income (loss) per share—Basic	(0.01)	(0.05)	(0.02)	(0.09)		(0.17)
Net income (loss) per share—Diluted	(0.01)	(0.05)	(0.02)	(0.09)		(0.17)

2002	Q1 2002		Q2 2002		Q3 2002		Q4 2002	Total

Net revenue	$7,046	(2)	$6,831		$7,763		$8,048	$29,688
Gross margin	5,561		5,205		6,263		6,655	23,684
Net income (loss) applicable to common shares	(2,338	)(3)	(1,907	)(4)	(1,003	)(5)	823	(4,425)
Net income (loss) per share—Basic	(0.25)		(0.20)		(0.10)		0.09	(0.46)
Net income (loss) per share—Diluted	(0.25)		(0.20)		(0.10)		0.08	(0.46)

(1)	Q4 2003 included $725,000 for restructuring charges and other charges.

(2)	Q1 2002 included a $1.0 million charge under EITF No. 01-9, which reduced revenue.

(3)	Q1 2002 included $683,000 for restructuring charges and other charges.

(4)	Q2 2002 included $147,000 for restructuring charges and other charges.

(5)	Q3 2002 included $373,000 for restructuring charges and other charges.