Form 10-Q
period 2004-03-31
SEGUE SOFTWARE INC
filed 2004-05-14
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

      The number of shares of Registrant’s Common Stock outstanding as of May 11, 2004 was 9,903,945.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash	$8,383	$7,495
Accounts receivable, net of allowances of $244 and $268, respectively	5,053	5,607
Other current assets	884	1,021

Total current assets	14,320	14,123
Property and equipment, net	917	1,069
Goodwill, net	1,506	1,506
Other assets	946	939

Total assets	$17,689	$17,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$1,004
Accrued compensation and benefits	1,499	1,931
Accrued lease obligations on excess space	1,444	1,554
Accrued expenses	954	851
Deferred revenue	9,504	9,015

Total current liabilities	13,891	14,355
Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 819 and 819 shares of Series B and 508 and 508 shares of Series C preferred stock issued and outstanding, respectively	3,963	3,884
Common stock, par value $.01 per share; 30,000 shares authorized; 10,035 and 9,926 shares issued, respectively	100	100
Additional paid-in capital	58,349	58,160
Cumulative translation adjustment	278	309
Unearned compensation	(59)	—
Accumulated deficit	(58,233)	(58,571)

	4,398	3,882
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	3,798	3,282

Total liabilities and stockholders’ equity	$17,689	$17,637

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Three months ended
	March 31,

	2004	2003

	(Unaudited)
Revenue:
Software	$3,575	$3,319
Services	4,471	4,184

Gross revenue	8,046	7,503
Less vendor consideration to a customer	(22)	(37)

Net revenue	8,024	7,466
Cost of revenue:
Cost of software	85	64
Cost of services	1,312	1,309

Total cost of revenue	1,397	1,373

Gross margin	6,627	6,093
Operating expenses:
Sales and marketing	3,472	3,559
Research and development	1,650	1,458
General and administrative	1,182	1,063

Total operating expenses	6,304	6,080

Income from operations	323	13
Other income	20	—
Interest income	21	13

Income before provision for income taxes	364	26
Provision for income taxes	26	97

Net income (loss)	338	(71)
Preferred stock dividend-in-kind	167	54

Net income (loss) applicable to common shares	$171	$(125)

Net income (loss) per common share — Basic	$0.02	$(0.01)
Net income (loss) per common share — Diluted*	$0.02	$(0.01)
Weighted average common shares outstanding — Basic	9,832	9,659
Weighted average common shares outstanding — Diluted*	10,571	9,659

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three months ended
	March 31,

	2004	2003

Increase (decrease) in cash
Cash flows from operating activities:
Net income (loss)	$338	$(71)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	194	393
Changes in operating assets and liabilities:
Accounts receivable	547	904
Other current assets	139	167
Accounts payable	(523)	(532)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(449)	(584)
Unearned compensation	9
Deferred revenue	490	267

Net cash provided by operating activities	745	544

Cash flows from investing activities:
Additions to property and equipment	(43)	(45)
Other, net	(7)	102

Net cash (used in) provided by investing activities	(50)	57

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	202	83

Net cash provided by financing activities	202	83

Effect of exchange rate changes on cash	(9)	(26)

Net increase in cash and cash equivalents	888	658
Cash and cash equivalents, beginning of period	7,495	5,335

Cash and cash equivalents, end of period	$8,383	$5,993

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the quarter for income taxes	$36	166

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The financial statements included herein have been prepared by Segue Software, Inc. (“Segue”, “We”, “Our” or “The Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with Segue’s audited financial statements for the year ended December 31, 2003, included in its 2003 Annual Report on Form 10-K.

      This financial information reflects, in the opinion of our management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2.     Liquidity

      The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $58.2 million at March 31, 2004. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations. However, the Company generated approximately $888,000 in overall positive cash flow for the quarter ended March 31, 2004 versus $658,000 in overall positive cash flow for the quarter ended March 31, 2003. The first quarter of 2004 represented the sixth consecutive quarter of positive cash flow for the Company.

      Segue management has taken significant steps to streamline its operations over the last three years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. At a minimum, the Company must maintain revenue at the current levels for Segue to sustain profitability and positive cash flow. Assuming that Segue can execute on current plans to maintain or grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other actions.

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

3.     Recent Accounting Developments

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosure provisions of SFAS No. 148.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the quarters ended March 31, (in thousands, except per share data):

	Three months ended
	March 31,

	2004	2003

Net income (loss) applicable to common shares
As reported	$171	$(125)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(479)	(742)

Pro forma	$(308)	$(867)

Net income (loss) per common share — basic and diluted
As reported — basic	$0.02	$(0.01)
As reported — diluted	$0.02	$(0.01)
Pro forma — basic	$(0.03)	$(0.09)
Pro forma — diluted	$(0.03)	$(0.09)

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

      In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement No. 149 amends Statement

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying contract to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not used hedging instruments; therefore the adoption of Statement No. 149 did not have a significant impact on either its financial position or results of operations.

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

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company’s consolidated financial statements.

4.     Other Assets

      Included in other assets at March 31, 2004 and March 31, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our sublease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. Also included is approximately $169,000 for refundable security deposits we have paid for our various regional sales offices.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Equity Transactions

      On October 21, 2003, the Company received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock to S-7 Associates, LLC, an entity controlled by James Simons, a Segue Director (“S-7 Associates”) and Howard Morgan, also a Segue Director. On November 25, 2003, the Company received $1,000,000 from the sale of 333,333 shares of the Company’s Series C Preferred Stock to a private investor. The Series C Preferred Stock is senior to the Company’s common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of common for one share of Series C Preferred Stock, subject to adjustment upon the occurrence of certain transactions. The holders of the Series C Preferred Stock are entitled to vote together with the holders of our common stock on an as-converted basis. Dividends on the Series C Preferred Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, in cash, semiannually on June 30 and December 31. The Series C Preferred Stock is redeemable at the option of the Company on or after October 31, 2005 at 133% of its face value (“Series C Preferred Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Series C Preferred Stock can either be redeemed at the Series C Preferred Liquidation Preference, at the holder’s request, or converted to our common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Series C Preferred Stock may be converted. The registration rights expire on November 25, 2008.

      Dividends paid to any holder on Series C Preferred Stock are restricted should they cause any holder, among other things, to accumulate more than 20% of our voting power. If any holder of Series C Preferred Stock should accumulate more than 20% of our voting power they will be entitled to cash dividends in lieu of dividends in kind while holding 20% or more of our voting power.

      For the quarter ended March 31, 2004, an additional 24,589 shares of Series B Preferred Stock and an additional 15,234 shares of Series C Preferred Stock were earned as dividends and will be issued on June 30, 2004. Our preferred stock dividends deemed earned for the three months ended March 31, 2004 resulted in an expense of approximately $167,000 versus $54,000 for the period ended March 31, 2003.

      Until December 31, 2003, the fair value of our preferred stock, on which the preferred dividends are calculated, had been estimated by management for the purpose of determining net loss applicable to common shares. During the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its preferred stock. The Company will engage this third party on a quarterly basis for the purpose of establishing the fair market value of its preferred stock and calculating the expense of the dividends earned.

      For the three months ended March 31, 2004, there were options to purchase 59,225 shares of common stock exercised by employees, and a total of 50,309 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to Segue for the transactions were approximately $202,000. For the three months ended March 31, 2003, there were no options to purchase shares of common stock exercised by employees or directors, and a total of 84,809 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to Segue for the transactions were approximately $83,000.

      At March 31, 2004, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However,

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the third quarter of 2003, a stock grant was made for which the exercise price was slightly less than the market value of the underlying common stock on the date of grant. This resulted in a compensation expense of approximately $10,000 for the quarter ended March 31, 2004.

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

		Number of	%	Cost of estimated
	Severance and	employees	Reduction	facility obligations,	Office for	Total
	other employee	terminated as part	in	net of estimated	which facility	Restructuring
Quarter	related costs	of restructuring plan	workforce	sublease income	costs accrued	Charge

Q1 2004	—	—	—	—	—	—

Total 04	—	—	—	—		—

Q4 2003	$725,000	8	4	—	—	$725,000
Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—

Total 03	725,000	8	4	—	—	725,000

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	373,000	Lexington	373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000

Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
					Lexington and
Q2 2001	859,000	73	20	1,398,000	Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—

Total 01	1,344,000	115		2,877,000		4,221,000

Total	$2,628,000	135		$3,521,000		$6,149,000

      During the first quarter of 2004, we paid $231,000 of the amount accrued at December 31, 2003, leaving a balance of $494,000 for the remaining severance and termination benefits associated with the restructuring actions from 2003.

      At March 31, 2004, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.4 million. This is comprised of an estimated $1.9 million for future rents payable by Segue on unoccupied space less approximately $515,000 of estimated future sublease income. The Company made no estimate adjustments related to this accrual for the period ended March 31, 2004.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Provision for Income Taxes

      Segue recorded provisions for foreign and state income taxes of $26,000 and $97,000 for the three months ended March 31, 2004 and 2003, respectively. There was no tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.     Net Income (Loss) Per Common Share

      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended
	March 31,

	2004	2003

Net income (loss) applicable to common shares	$171	$(125)
Weighted average shares used in net income (loss) per share — basic	9,832	9,659
Weighted average shares used in net income (loss) per share — diluted	10,571	9,659
Net income (loss) per common share — basic	$0.02	$(0.01)
Net income (loss) per common share — diluted	$0.02	$(0.01)

      Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 were 1,327,537 shares of common stock that can be converted from preferred stock because their inclusion would be anti-dilutive. Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 were options to purchase 3,135,961 shares of common stock and 729,492 shares of common stock that can be converted from convertible preferred stock because their inclusion would be anti-dilutive.

9.     Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue’s comprehensive income (loss) items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months
	ended
	March 31,

	2004	2003

Net income (loss)	$338	$(71)
Foreign translation adjustments	31	24

Comprehensive income (loss)	$307	$(47)

10.     Commitments and Contingencies

Legal Proceedings

      Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Our management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will be reduced over time, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million.

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

      The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Several of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of March 31, 2004 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2004 (balance of year)	$1,837	$(271)	$1,566
2005	1,687	(97)	1,590
2006	1,643	(100)	1,543
2007	1,379	(85)	1,294
2008	61	0	61
Thereafter	61	0	61

Total	$6,668	$(553)	$6,115

      Rent expense for the quarters ended March 31, 2004 and 2003 totaled $475,000 and $520,000, respectively.

Royalty Commitments

      The Company has participated in royalty arrangements with third parties and, as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. Under the terms of the agreement, Segue must pay T-Plan Ltd., a minimum quarterly royalty through December 31, 2002.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 14, 2003, an amendment was signed that stated an advance payment of $50,000 per quarter would be made to T-Plan Ltd. These advance payments would be credited against the actual royalties earned during the period. However, beginning January 14, 2004, in the event that the cumulative prepaid royalties are more than $100,000 in excess of the cumulative actual royalties earned, then the Company would have no obligations to make further advance royalty payments until the cumulative actual royalties are equal to the cumulative advance royalties. Subsequent to March 31, 2004, the cumulative advance payments exceeded actual royalties by more than $100,000. Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination. In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual cumulative royalties. Segue has other minor royalty agreements for third party imbedded software in Segue’s products.

      In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

Contingencies

      In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are approximately $1.6 million.

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

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003

	Revenue	Gross Margin	Revenue	Gross Margin

Software licenses	$3,575	$3,490	$3,319	$3,255
Training and consulting	732	161	930	312
Maintenance	3,739	2,998	3,254	2,563

Total services	4,471	3,159	4,184	2,875
Less vendor consideration to a customer	(22)	(22)	(37)	(37)

Total	$8,024	$6,627	$7,466	$6,093

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenue and long-lived asset information by geographic area as of and for the quarters ended March 31 (in thousands):

	Total Revenue for
	Three Months		Long Lived Assets At
	Ended March 31,		March 31,

	2004	2003	2004	2003

United States	$6,573	$5,808	$1,580	$2,495
Foreign	1,451	1,658	283	439

Total	$8,024	$7,466	$1,863	$2,934

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop, market and support software products and provide related professional services for the management and testing of e-business applications. This summary provides an overview of the most significant aspects of our operations during the quarter ended March 31, 2004. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

      Our operating results for the quarter ended March 31, 2004 reflect continued financial improvement over 2003 while undergoing a dramatic change in corporate leadership, vision and strategic direction. During September 2003, we saw the arrival of a new Chief Executive Officer (“CEO”) who brought a new vision and strategy to Segue. In January 2004, our new CEO hired a new Executive Vice President of Worldwide Sales and Marketing and a Chief Marketing Officer to further strengthen our restructured senior management team.

      During the first quarter of 2004, we achieved profitability while growing revenue and focusing on our new strategic objectives. Total revenue grew 7% to $8.0 million for the quarter ended March 31, 2004 compared to $7.5 million during the same period last year and 6% growth compared to $7.6 million during the fourth quarter of 2003. We reported a net income applicable to common shares of $171,000, or $0.02 basic and fully diluted income per share for the first quarter ended March 31, 2004. This compares to a net loss applicable to common shares of $125,000, or a $0.01 loss per share, for the same period last year. Total operating expenses and cost of sales combined, totaled $7.7 million for the first quarter of 2004, compared to $7.5 million for the first quarter of 2003. Our total worldwide headcount at March 31 of 2004 and 2003 stood at 190 and 201, respectively.

      At March 31, 2004, our reported cash and cash equivalent balance was $8.4 million, compared to $7.5 million at December 31, 2003 and $6.0 million at March 31, 2003. We reported positive cash flow from operations of $745,000 in the first quarter of 2004, compared to $544,000 positive cash flow during the first quarter of 2003. Deferred revenue increased to $9.5 million for the quarter ended March 31, 2004, compared to $8.7 million for the quarter ended March 31, 2003. This represents the third consecutive quarterly increase in deferred revenue and is primarily due to an increase in deferred maintenance revenue, as demonstrated by our very strong renewals. We continue to have no debt on our balance sheet.

      Over the last three years, we have been able to reduce our net loss through a streamlining of the organization, which included restructurings, consolidations, process improvements, office closings and general improved cost control. In 2004, we will continue to improve the business by focusing on our three strategic priorities: profitable revenue growth, market-driven product innovations; and a focus on selective partnerships and alliances.

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

      Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

      Revenue Recognition — We follow the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related products, upgrades or enhancements. Revenue allocated by vendor specific objective evidence (“VSOE”) to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

      We recognize revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. Our software products do not require significant modification, customization or installation.

      Post contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

      With respect to the determination of VSOE for multi-element arrangements, we follow the guidance within paragraph 10 of SOP 97-2. The Company uses the residual method of revenue recognition as provided for in paragraph 12 of SOP 97-2, as amended by SOP 98-9. The Company does a thorough review of the VSOE for maintenance, training and consulting semi-annually. In all instances the VSOE is defined as the objective, verifiable price when the same item is sold separately. We determine VSOE for post-contract support (maintenance) using a consistent percentage of list price method for product categories, which approximates the maintenance renewal rates and is considered to be substantive. We determine the VSOE for training classes and consulting services using objective verifiable evidence of these items when sold separately.

      Bad Debt Reserve — On a quarterly basis, we review our accounts receivable aging to determine which accounts appear to be uncollectible and record an appropriate reserve. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

      Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, we recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Refer to Note 6 in our Consolidated Financial Statements in this Form 10-Q for additional information. During the fourth quarter of 2003, we executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs for the termination of eight employees, including three senior vice presidents.

      The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. We obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At March 31, 2004, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.4 million. This is comprised of an estimated $1.9 million for future rents payable by Segue on unoccupied space less approximately $515,000 of estimated future sublease income. We are under a restructured sublease for the Lexington facility until October 2007.

      Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from our acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, we perform an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on our consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. We re-evaluated the fair value of the goodwill during the fourth quarter of 2003. The analysis demonstrated that no impairment existed at December 31, 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at March 31, 2004.

      Preferred Stock Dividend-In-Kind — On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, we received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates and also Dr. Howard Morgan, a Segue Director. On November 25, 2003, we completed an additional preferred stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on Nasdaq’s Small Cap Market Exchange. The preferred stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Dividends on the preferred stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, cash, semiannually on June 30 and December 31.

      Prior to January 1, 2004, management had estimated the value of a share of preferred stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. During the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company will engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.

      The Company accrues for the estimated value of the preferred stock dividend-in-kind on a quarterly basis.

      Dividends paid to any holder on Series C Preferred Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Series C Preferred Stock should accumulate more than 20% of our voting power they will be paid cash payments in lieu of dividends in kind while holding at least 20% of our voting power.

Results of Operations

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total net revenue for the periods indicated:

	Percentage of
	Revenue for the
	Three months
	ended March 31,

	2004	2003

Revenue:
Software	44.6%	44.5%
Services	55.7	56.0

Gross revenue	100.3	100.5
Less vendor consideration to a customer	(0.3)	(0.5)

Net revenue	100.0	100.0
Cost of revenue:
Cost of software	1.1	0.9
Cost of services	16.3	17.5

Total cost of revenue	17.4	18.4

Gross margin	82.6	81.6
Operating expenses:
Sales and marketing	43.3	47.7
Research and development	20.6	19.5
General and administrative	14.7	14.2

Total operating expenses	78.6	81.4

Income from operations	4.0	0.2
Other income, net	0.2	0.0
Interest income, net	0.3	0.2

Income before provision for income taxes	4.5	0.4
Provision for income taxes	0.3	1.3

Net income (loss)	4.2%	(0.9)%

Software Revenue

      Software revenue results from the granting of perpetual and time-based licenses for the use of our products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers.

      Software revenue was $3.6 million for the quarter ended March 31, 2004, compared to $3.3 million for the quarter ended March 31, 2003, an increase of 9%. The increase in software revenue of $300,000 was primarily attributable to $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004 (as disclosed in our 2003 Annual Report on Form 10-K). Our international product sales represented 26%, or $918,000, and 33%, or $1.1 million, of total product sales for the quarters ended March 31, 2004 and 2003, respectively. The total dollar amount of our international product sales decreased by approximately $182,000 or 16%. This decrease was primarily due to several large deals received during the first quarter of 2003 from our European sales operations.

      Our software revenue growth depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition. It is difficult to determine when and if we will be able to grow software revenue in the future.

Services Revenue

      Our services revenue consists of revenue from maintenance, training and consulting. Our services revenue was $4.5 million for the quarter ended March 31, 2004, compared to $4.2 million for the quarter ended March 31, 2003, an increase of 7%.

      Our maintenance revenue was $3.7 million for the quarter ended March 31, 2004, compared to $3.3 million for the quarter ended March 31, 2003, an increase of 12%. The increase of $400,000 in maintenance revenue was primarily attributable to an increase in renewals of existing maintenance contracts due to a larger base of installed licenses. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period.

      Training and consulting revenue was $732,000 for the quarter ended March 31, 2004, compared to $930,000 for the quarter ended March 31, 2003, a decrease of 21%. The decrease in training and consulting revenue of $198,000 was primarily due to the continued difficult economic conditions in 2004, which caused a decrease in bookings and delivery of training and consulting engagements. Additionally, we continue to see an increase in customers using on-line training which the Company began offering in 2002 and has proven to be successful. On-line instructor monitored training allows our customers a flexible option in which to realize the full value of training while keeping expenses, such as travel and lodging, to a minimum.

      It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer

      We committed to making payments to several vendors, resellers, and distributors for orders referred to us, by them, of $22,000 for the quarter ended March 31, 2004, compared to $37,000 for the quarter ended March 31, 2003. Under EITF Issue No. 01-9, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such.

Cost of Software

      Our cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Our cost of software was $85,000 for the quarter ended March 31, 2004, or 2% of software revenues, compared to $64,000 for the quarter ended March 31, 2003, or 2% of software revenues. The increase of $21,000 was primarily attributable to an increase in personnel-related costs.

Cost of Services

      Our cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of our services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Our cost of services was $1.3 million for the quarter ended March 31, 2004, or 29% of service revenue, compared to $1.3 million for the quarter ended March 31, 2003, or 31% of service revenue.

      Our cost of training and consulting was $571,000 for the quarter ended March 31, 2004, or 7% of total net revenue, compared to $618,000 for the quarter ended March 31, 2003, or 8% of total net revenue. The decrease in cost of training and consulting of $47,000 was primarily attributed to a decrease of $30,000 in personnel related costs due to lower headcount and a decrease of $21,000 in outsourced consulting expense. The decrease in cost of training and consulting for the quarter ended March 31, 2004 of $47,000 is significantly less than the $197,000 million reduction in training and consulting revenue due to the fact that the majority of these costs are related to personnel and are relatively fixed, resulting in a significant decrease in gross margin percentage.

      Our cost of maintenance was $741,000 for the quarter ended March 31, 2004, or 9% of total net revenues, compared to $691,000 for the quarter ended March 31, 2003, or 9% of net revenues. The increase of $50,000 was primarily due a $68,000 increase associated with the exchange rate translation in the European market of our foreign technical support operations.

Sales and Marketing

      Our sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Our marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Our total sales and marketing expenses were $3.5 million for the quarter ended March 31, 2004, or 43% of net revenue, compared to $3.6 million for the quarter ended March 31, 2003, or 48% of net revenue.

      Our sales expense was $2.9 million for the quarter ended March 31, 2004, or 36% of net revenue, compared to $3.2 million for the quarter ended March 31, 2003, or 43% of net revenue. The decrease in total sales expense of $300,000 was due to a decrease of $251,000 in personnel related costs and allocated facility costs due to a reduced number of employees, a decrease of $71,000 in travel costs and a decrease of $71,000 in legal expense, partially offset by an increase of $92,000 in the exchange rate translation in the European market of our foreign sales operations.

      Our marketing expense was $554,000 for the quarter ended March 31, 2004, or 7% of net revenue, compared to $325,000 for the quarter ended March 31, 2003, or 4% of net revenue. The increase of $229,000 was primarily attributed to an increase of $236,000 in personnel related costs and an increase of $33,000 in allocated facility costs due to an increased number of marketing employees. These increases were partially offset by a decrease of $63,000 in marketing programs. Segue will continue to tightly control the level of expenses for marketing programs, but further reductions to these may have an adverse effect on our business by not creating enough leads to generate sales revenue.

      We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we attempt to grow revenue faster than expenses.

Research and Development

      Our research and development expenses consist primarily of salaries and benefits and allocated facility costs. To date, all of our internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Our research and development expense was $1.7 million for the quarter ended March 31, 2004, or 21% of net revenue, compared to $1.5 million for the quarter ended March 31, 2003, or 20% of net revenue. The increase of $200,000 was primarily attributable to an increase of $32,000 in consulting and temporary personnel costs, an increase of $16,000 in telephone expense and an increase of $130,000 in the exchange rate translation of our foreign research and development lab expenses due to the stronger Euro.

General and Administrative

      Our general and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense was $1.2 million for the quarter ended March 31, 2004, or 15% of net revenue, compared to $1.1 million for the quarter ended March 31, 2003, or 15% of net revenue. The increase of $100,000 was primarily attributed to an increase of $232,000 in outside legal expense due to the absence of our internal legal counsel and an increase of $46,000 due to higher personnel related costs. These increases were partially offset by a decrease of $49,000 in bad debt, a decrease of $61,000 in allocated facility costs, and a decrease of $39,000 in the foreign currency transaction expense.

Restructuring Charges

      There were no restructuring charges for the quarters ended March 31, 2004 and 2003.

Other Income, Net

      Our other income was $41,000 for the quarter ended March 31, 2004, compared to $13,000 for the quarter ended March 31, 2003. Other income consists primarily of interest income from cash, cash equivalents and short-term investments. However, during the first quarter of 2004, we had other income of $20,000, which was related to the settlement of a minor sublease issue.

      We had no interest expense for both quarters ended March 31, 2004 and 2003, and we carry no debt.

Provision for Income Taxes

      We recorded a provision for foreign and state income taxes of $26,000 for the quarter ended March 31, 2004, compared to $97,000 for the quarter ended March 31, 2003. The decrease of $71,000 was primarily due to an adjustment in foreign tax provisions recorded in 2003. We received no tax benefit for losses generated in the United States in any period due to the uncertainty of realizing such benefits. Management has evaluated the positive and negative evidence impacting the ability to realize its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized and, accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

Liquidity and Capital Resources

      As of March 31, 2004, our principal sources of liquidity included cash and cash equivalents totaling $8.4 million.

      Our operating activities generated cash of $745,000 during the first three months of 2004, compared to $544,000 of cash generated in the same period in 2003. Cash generated in 2004 resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue, offset by a decrease in accounts receivable and other current assets, and a decrease in accounts payable and accrued expenses.

      Our investing activities utilized cash of $50,000 in the first quarter of 2004, as compared to $57,000 generated in the first quarter of 2003. Cash used in 2004 was the result of the purchase of some replacement computers. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

      Our financing activities generated cash of $202,000 and $83,000 during the first quarter of 2004 and 2003, respectively. Cash generated from financing activities in the first quarter of 2004 was generated primarily from the exercise of employee stock options and the issuance of stock under the Employee Stock Purchase Plan. Cash generated in the first quarter of 2003 was generated primarily from the issuance of stock under the Employee Stock Purchase Plan.

      Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

      We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, we must maintain or grow our current revenue level.

      Assuming that we can execute on current plans to maintain or grow revenue through our restructured sales program, our focus on enterprise customers, and our introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, we will have sufficient resources to meet our working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

Risks and Factors That May Affect Future Results

      Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-Q. This Form 10-Q contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page 1 of our Annual Report filed on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

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

      We may not be profitable in the future. Since we began operations, we have generally experienced losses. Losses have resulted in an accumulated deficit of approximately $58.2 million as of March 31, 2004. In the fourth quarter of 2002, we reported net income of $857,000, but in each of the quarters of 2003 we reported net losses of $71,000, $453,000, $114,000 and $685,000, respectively. In the first quarter of 2004, we reported net income of $338,000. It is uncertain whether we can maintain profitability in the future.

      For the quarter ended March 31, 2004, we had total revenue of $8.0 million versus $7.5 million for the quarter ended March 31, 2003. Further, for the fiscal year ended December 31, 2003, we had total revenue of $29.2 million versus $29.7 million in the fiscal year ended December 31, 2002. During 2001, 2002 and 2003, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and we have sustained these measures through March 31, 2004. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to achieve profitability may adversely affect the market price of our common stock.

      Business conditions and Information Technology (IT) spending could cause further decline in revenue. The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2002 and 2003. The decline in IT spending over this two-year period has negatively impacted our profitability. If IT spending does not increase, our revenues could be further adversely impacted.

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

      The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to Segue and use our software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price could be adversely affected. The SilkElite Partner Program accounted for 13% of total revenue for the period ended March 31, 2004 versus 16% for the period ended March 31, 2003.

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

      Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the period ended March 31, 2004, over 91% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 85% in same period last year. During the quarter ended September 30, 2003, we released SilkVision 2.5, the newest version of our powerful Web-based enterprise monitoring software, and SilkPerformer 6.0, the newest version of our enterprise-class load and stress-testing tool. During the fourth quarter of 2003, we released SilkTest 6.5, our newest version of functional testing with add-on support available to test .NET applications. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

      We may face liquidity issues. We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to improve our liquidity and to achieve greater efficiencies. We believe that based on expense savings and the stability of our revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the three-month period ended March 31, 2004, we generated $888,000 in positive cash flow, the Company’s sixth consecutive quarter of cash balance growth. Total net revenue of $8.0 million for such period was improved from the $7.5 million reported for the same period last year. If we fail to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be materially adversely affected.

      Our new management structure could adversely impact its business. In the second quarter of 2003, our Chief Executive Officer resigned, and in the third quarter, we hired a new Chief Executive Officer. In addition, in the first quarter of 2004 we added two new members to our sales and marketing management team. The effect of this new management structure on our business and employees is uncertain.

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

      Our business could be adversely affected if our products contain errors. Software products, as complex as ours, may contain undetected errors or “bugs” which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

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

      We face many risks associated with international business activities. We derived approximately 18% of total revenue from international customers in the three-month period ended March 31, 2004, as compared with 22% in the same period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

      Interest Rate Risk. We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper).

      Foreign Currency Risk. We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the quarter ended March 31, 2004, we incurred transaction and re-measurement gains of approximately $19,000 related to foreign currency. The expense effect of foreign currency for the first three months of 2003 was approximately $20,000. As of March 31, 2004, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $278,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2004 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

      There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      There are no pending lawsuits which management believes will have a material adverse affect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no submissions of matters to a vote of security holders.

Item 5.	Other Information

      On January 12, 2004, Andre Pino joined Segue as Chief Marketing Officer. On January 20, 2004, Joseph Friscia joined Segue as Executive Vice President Sales and Marketing. Both such officers were appointed to our executive management team and will report directly to our Chief Executive Officer, Joseph Krivickas.

      No material changes have been made to the procedure by which our stockholders may recommend nominees for election to our Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

•	A Form 8-K was filed on February 5, 2004 regarding the financial results of Segue Software, Inc. for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer