Form 10-Q
period 2004-06-30
SEGUE SOFTWARE INC
filed 2004-08-13
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

      The number of shares of Registrant’s Common Stock outstanding as of August 2, 2004 was 9,930,423.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I.     FINANCIAL INFORMATION

      This Form 10-Q contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual report to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

      Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 20. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 1.	Condensed Consolidated Financial Statements

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash	$9,231	$7,495
Accounts receivable, net of allowances of $209 and $268, respectively	4,913	5,607
Other current assets	1,199	1,021

Total current assets	15,343	14,123
Property and equipment, net	776	1,069
Goodwill, net	1,506	1,506
Other assets	945	939

Total assets	$18,570	$17,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$1,004
Accrued compensation and benefits	1,709	1,931
Accrued lease obligations on excess space	1,318	1,554
Accrued expenses	969	851
Deferred revenue	9,443	9,015

Total current liabilities	14,185	14,355
Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 869 and 819 shares of Series B and 538 and 508 shares of Series C preferred stock issued and outstanding, respectively	4,303	3,884
Common stock, par value $.01 per share; 30,000 shares authorized; 10,075 and 9,926 shares issued, respectively	101	100
Additional paid-in capital	58,087	58,160
Cumulative translation adjustment	265	309
Unearned compensation	(55)	—
Accumulated deficit	(57,716)	(58,571)

	4,985	3,882
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders’ equity	4,385	3,282

Total liabilities and stockholders’ equity	$18,570	$17,637

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
Revenue:
Software	$3,597	$3,194	$7,172	$6,513
Services	4,477	4,042	8,948	8,226

Gross revenue	8,074	7,236	16,120	14,739
Less vendor consideration to a customer	(36)	(58)	(58)	(95)

Net revenue	8,038	7,178	16,062	14,644
Cost of revenue:
Cost of software	92	111	177	175
Cost of services	1,294	1,219	2,606	2,528

Total cost of revenue	1,386	1,330	2,783	2,703

Gross margin	6,652	5,848	13,279	11,941
Operating expenses:
Sales and marketing	3,489	3,543	6,961	7,102
Research and development	1,635	1,457	3,285	2,915
General and administrative	1,046	1,288	2,228	2,351

Total operating expenses	6,170	6,288	12,474	12,368

Income (loss) from operations	482	(440)	805	(427)
Other income (expense)	(5)	—	15	—
Interest income	16	14	37	27

Income (loss) before provision for income taxes	493	(426)	857	(400)
Provision (benefit) for income taxes	(24)	27	2	124

Net income (loss)	517	(453)	855	(524)
Preferred stock dividend-in-kind	(173)	(68)	(340)	(122)

Net income (loss) applicable to common shares	$344	$(521)	$515	$(646)

Net income (loss) per common share — Basic	$0.03	$(0.05)	$0.05	$(0.07)
Net income (loss) per common share — Diluted*	$0.03	$(0.05)	$0.05	$(0.07)
Weighted average common shares outstanding — Basic	9,906	9,707	9,869	9,683
Weighted average common shares outstanding — Diluted*	10,633	9,707	10,646	9,683

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Six months ended
	June 30,

	2004	2003

Increase (decrease) in cash
Cash flows from operating activities:
Net income (loss)	$855	$(524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	437	773
Changes in operating assets and liabilities:
Accounts receivable	674	1,468
Other current assets	(179)	(290)
Accounts payable	(269)	35
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(351)	(667)
Unearned compensation	13	—
Deferred revenue	439	(354)

Net cash provided by operating activities	1,619	441

Cash flows from investing activities:
Additions to property and equipment	(148)	(151)
Other, net	(7)	329

Net cash (used in) provided by investing activities	(155)	178

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	281	95

Net cash provided by financing activities	281	95

Effect of exchange rate changes on cash	(9)	27

Net increase in cash and cash equivalents	1,736	741
Cash and cash equivalents, beginning of period	7,495	5,335

Cash and cash equivalents, end of period	$9,231	$6,076

Supplemental disclosure of non-cash investing and financing transactions:
Net cash paid (refunded) for income taxes during the six months ended June 30	$(53)	354

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

      The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $57.7 million at June 30, 2004. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations. However, the Company generated approximately $1.7 million in overall positive cash flow for the first six months of 2004 versus $741,000 for the same period in 2003. For the quarter ended June 30, 2004, the Company generated approximately $848,000 in overall positive cash flow, which represents the seventh consecutive quarter of positive cash flow for the Company.

      Segue management has taken significant steps to streamline its operations over the last three years and plans to continue to do so as the situation warrants. These steps, in the past, have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. At a minimum, the Company must maintain revenue at the current levels for Segue to sustain profitability and positive cash flow. Assuming that Segue can execute on current plans to maintain or grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other actions.

      Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Note 10, are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

      The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of Segue, which in turn are dependent upon Segue’s ability to maintain or increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

3.	Recent Accounting Developments

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosure provisions of SFAS No. 148.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the quarters ended June 30, (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2004	2003	2004	2003

Net income (loss) applicable to common shares
As reported	$344	$(521)	$515	$(646)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(427)	(714)	(906)	(1,455)

Pro forma	$(83)	$(1,235)	$(391)	$(2,101)

Net income (loss) per common share — basic and diluted
As reported — basic	$0.03	$(0.05)	$0.05	$(0.07)
As reported — diluted	$0.03	$(0.05)	$0.05	$(0.07)
Pro forma — basic	$(0.01)	$(0.13)	$(0.04)	$(0.22)
Pro forma — diluted	$(0.01)	$(0.13)	$(0.04)	$(0.22)

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

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. Statement No. 149 amends Statement No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying contract to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. Those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not used hedging instruments; therefore the adoption of Statement No. 149 did not have a significant impact on either its financial position or results of operations.

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

      In May 2003, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” was issued. This EITF provides guidance with respect to the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our financial position or results of operations.

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

      Included in other assets at June 30, 2004 and December 31, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our amended sublease for our Lexington headquarters. Our obligation to maintain this letter of credit will reduce over time, by formula, to zero by August 2005. Also included is approximately $169,000 in refundable security deposits we have paid for our various regional sales offices.

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

      Dividends paid to any holder on Series C Preferred Stock are restricted should they cause any holder, among other things, to accumulate more than 20% of our voting power. If any holder of Series C Preferred Stock should accumulate more than 20% of our voting power, such holder will be entitled to cash dividends in lieu of dividends in kind while holding 20% or more of our voting power.

      For the quarter ended June 30, 2004, an additional 24,591 shares of our Series B Preferred Stock and an additional 15,240 shares of our Series C Preferred Stock were earned as dividends and were issued on June 30, 2004. The total number of shares of Series B Preferred Stock and Series C Preferred Stock issued for the six months ended June 30, 2004 totaled 49,180 and 30,474, respectively. Our preferred stock dividends deemed earned for the three months ended June 30, 2004 resulted in an expense of approximately $173,000 versus $68,000 for the period ended June 30, 2003. For the six-month period ended June 30, 2004, the expense related to dividends earned was approximately $340,000 versus $122,000 for the same six-month period in 2003.

      Prior to January 1, 2004, the fair value of our Preferred Stock, on which the preferred dividends were calculated, had been estimated by our management for the purpose of determining net loss applicable to common shares. During the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its Preferred Stock. The Company plans to engage this third party on a quarterly basis for the purpose of establishing the fair market value of its Preferred Stock and calculating the expense of the dividends earned.

      For the three months ended June 30, 2004, there were options to purchase 39,617 shares of common stock exercised by employees and no shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $79,000. For the three months ended June 30, 2003, there were 11,678 options to purchase shares of common stock exercised by employees and no shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $12,000. For the six-months ended June 30, 2004, there were options to purchase 98,842 shares of common stock exercised by employees and 50,309 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $281,000. For the six-months ended June 30, 2003, there

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were options to purchase 11,678 shares of common stock exercised by employees and 84,809 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $95,000.

      At June 30, 2004, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, resulting in no stock based compensation expense. However, during the third quarter of 2003, a stock grant was made for which the exercise price was slightly less than the market value of the underlying common stock on the date of grant. This resulted in a compensation expense of approximately $4,000 for the quarter ended June 30, 2004. A balance of approximately $55,000 in unearned compensation remains and it will be amortized over the remaining vesting period of the grant during the next 3 years.

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

		Number of	%	Cost of estimated
	Severance and	employees	Reduction	facility obligations,	Office for which	Total
	other employee	terminated as part	in	net of estimated	facility costs	Restructuring
Quarter	related costs	of restructuring plan	workforce	sublease income	accrued	Charge

Q2 2004	—	—	—	—	—	—
Q1 2004	—	—	—	—	—	—

Total 04	—	—	—	—		—

Q4 2003	$725,000	8	4	—	—	$725,000
Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—

Total 03	725,000	8	4	—	—	725,000

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	373,000	Lexington	373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000

Total 02	559,000	12		644,000		1,203,000

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Number of	%	Cost of estimated
	Severance and	employees	Reduction	facility obligations,	Office for which	Total
	other employee	terminated as part	in	net of estimated	facility costs	Restructuring
Quarter	related costs	of restructuring plan	workforce	sublease income	accrued	Charge

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
					Lexington and
Q2 2001	859,000	73	20	1,398,000	Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—

Total 01	1,344,000	115		2,877,000		4,221,000

Grand Total	$2,628,000	135		$3,521,000		$6,149,000

      During the second quarter of 2004, we paid $127,000 of the amount accrued at December 31, 2003, leaving a balance of $367,000 at June 30, 2004 for the remaining severance and termination benefits associated with the restructuring actions from 2003.

      At June 30, 2004, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.3 million. This is comprised of an estimated $1.7 million for future rents payable by Segue on unoccupied space less approximately $417,000 of estimated future sublease and operating expense income. The Company made no estimate adjustments related to this accrual for the period ended June 30, 2004.

7.	Provision for Income Taxes

      We recorded provisions (benefits) for foreign and state income taxes of ($24,000) and $2,000 for the three and six months ended June 30, 2004, respectively, and $27,000 and $124,000 for the same periods last year. The tax credit we realized in the second quarter of 2004 was due to a research and development tax credit refund in Austria for prior years. We recorded no tax benefit for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8.	Net Income (Loss) Per Common Share

      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) applicable to common shares	$344	$(521)	$515	$(646)
Weighted average shares used in net income (loss) per share — basic	9,906	9,707	9,869	9,683
Weighted average shares used in net income (loss) per share — diluted	10,633	9,707	10,646	9,683
Net income (loss) per common share — basic	$0.03	$(0.05)	$0.05	$(0.07)
Net income (loss) per common share — diluted	$0.03	$(0.05)	$0.05	$(0.07)

      Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2004 were 1,387,496 and 1,387,278 shares of common stock, respectively, that can be converted from preferred stock because their inclusion would be anti-dilutive. Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 were options to

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 3,433,163 shares of common stock and 773,261 shares of common stock, as converted, issuable upon the conversion of preferred stock, respectively, because their inclusion would be anti-dilutive.

9.	Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). To date, Segue’s comprehensive income (loss) items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2004	2003	2004	2003

Net income (loss)	$517	$(453)	$855	$(524)
Foreign translation adjustments	(13)	140	(44)	164
Comprehensive income (loss)	$504	$(313)	$811	$(360)

10.	Commitments and Contingencies

Legal Proceedings

      Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Our management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments

      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. Our obligation to maintain this letter of credit and cash security will be reduced over time, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. The Company has the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million.

      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on 3,801 square feet terminated on June 30, 2004 as opposed to the original termination date of June 30, 2006.

      The Company also leases certain United States and foreign offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Several of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of June 30, 2004 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2004 (balance of year)	$1,276	$(168)	$1,108
2005	1,823	(67)	1,756
2006	1,640	(70)	1,570
2007	1,377	(60)	1,317
2008	58	0	58
Thereafter	15	0	15

Total	$6,189	$(365)	$5,825

      Rent expense for the three and six month period ended June 30,2004 was $470,000 and $945,000, respectively, as compared to $466,000 and $986,000 for the same periods in 2003.

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

      On April 14, 2003, an amendment was signed that stated an advance payment of $50,000 per quarter would be made to T-Plan Ltd. These advance payments would be credited against the actual royalties earned during the period. However, beginning January 14, 2004, in the event that the cumulative prepaid royalties are more than $100,000 in excess of the cumulative actual royalties earned, then the Company would have no obligations to make further advance royalty payments until the cumulative actual royalties are equal to the cumulative advance royalties. As of June 30, 2004, the prepaid royalty balance to T-Plan Ltd. stood at approximately $71,000. Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination. In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual cumulative royalties. Segue has other minor royalty agreements for third party embedded software in Segue’s products.

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

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

		Gross		Gross		Gross		Gross
	Revenue	Margin	Revenue	Margin	Revenue	Margin	Revenue	Margin

Software licenses	$3,597	$3,505	$3,194	$3,083	$7,172	$6,995	$6,513	$6,338
Training and consulting	705	193	610	32	1,437	354	1,540	344
Maintenance	3,772	2,990	3,432	2,791	7,511	5,988	6,686	5,354

Total services	4,477	3,183	4,042	2,823	8,948	6,342	8,226	5,698
Less vendor consideration to a customer	(36)	(36)	(58)	(58)	(58)	(58)	(95)	(95)

Total	$8,038	$6,652	$7,178	$5,848	$16,062	$13,279	$14,644	$11,941

      The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and six months ended June 30 (in thousands):

	Total Net Revenue

	Three months ended		Six months ended		Long Lived Assets
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

United States	$6,609	$6,079	$13,182	$11,887	$1,478	$2,066
Foreign	1,429	1,099	2,880	2,757	243	419

	$8,038	$7,178	$16,062	$14,644	$1,721	$2,485

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide related training and consulting services. This summary provides an overview of the most significant aspects of our operations during the quarter and six months ended June 30, 2004. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

      Our operating results for the quarter ended June 30, 2004 reflect continued financial improvement over 2003. During September 2003, we saw the arrival of a new Chief Executive Officer (“CEO”) who brought a new strategy to Segue. In January 2004, our new CEO hired a new Executive Vice President of Worldwide Sales and Marketing and a Chief Marketing Officer to further strengthen our restructured senior management team.

      During the second quarter and six months ended June 30, 2004, we achieved profitability while growing revenue and focusing on our new strategic objectives. Total revenue grew 11% to $8.0 million for the quarter ended June 30, 2004 as compared to $7.2 million during the same period last year. Total revenue grew for the year by 10% to $16.1 million for the six months ended June 30, 2004 as compared to $14.6 million for the same period in 2003. We reported a net income applicable to common shares of $344,000, or $0.03 basic and fully diluted income per share for the quarter ended June 30, 2004. This compares to a net loss applicable to common shares of $521,000, or a $0.05 loss per share, for the same period last year. For the six months ended June 30, 2004, we reported net income applicable to common shares of $515,000, or $0.05 basic and fully diluted income per share, compared to $646,000 net loss applicable to common shares, or $0.07 loss per share, for the same period during 2003. Total operating expenses and cost of sales combined, totaled $7.6 million for the second quarter of 2004, which remained relatively flat compared with the same period in 2003. For the first six months of 2004, total operating expenses and cost of sales combined, totaled $15.3 million, compared to $15.1 million in 2003. Our total worldwide headcount at June 30 of 2004 and 2003 stood at 180 and 201, respectively.

      At June 30, 2004, our reported cash and cash equivalent balance was $9.2 million, compared to $7.5 million at December 31, 2003 and $6.1 million at June 30, 2003. We reported positive cash flow from operations of $1.6 million in the first six months of 2004, compared to $441,000 positive cash flow during the first six months of 2003. Deferred revenue increased to $9.4 million for the quarter ended June 30, 2004, compared to $8.1 million for the quarter ended June 30, 2003. We continue to have no debt on our balance sheet and have no off-balance sheet contingency debt.

      Over the last three years, we have been able to reduce our net loss through a streamlining of the organization, which included restructurings, consolidations, process improvements, office closings and general improved cost control. In 2004, we are continuing to improve the business by focusing on our three strategic priorities: profitable revenue growth, market-driven product innovations; and a focus on selective partnerships and alliances.

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

      We recognize revenue from software licenses upon the receipt of a signed purchase order contract; product delivery; assessment that collection is probable; and the other revenue recognition criteria of SOP 97-2 are met. Our software products do not require significant modification, customization or installation and are generally sold on a permanent license basis.

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

      The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. We obtained local real estate market data and consulted with our real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At June 30, 2004, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.3 million. This is comprised of an estimated $1.7 million for future rents payable by Segue on unoccupied space less approximately $417,000 of estimated future sublease and operating expense income. We are under a restructured sublease for the Lexington facility until October 2007.

      Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from our acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, we perform an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on our consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. We re-evaluated the fair value of the goodwill during the fourth quarter of 2003. The analysis demonstrated that no impairment existed at December 31, 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at June 30, 2004.

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

      Prior to January 1, 2004, management had estimated the value of a share of Preferred Stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. During the first and second quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company will engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.

      The Company accrues for the estimated value of the Preferred Stock dividend-in-kind on a quarterly basis.

      Dividends paid to any holder on Series C Preferred Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Series C Preferred Stock should accumulate more than 20% of our voting power, such holder will be paid cash payments in lieu of dividends in kind while holding at least 20% of our voting power.

Results of Operations

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of		Percentage of
	Revenue for		Revenue for
	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenue:
Software	44.7%	44.5%	44.7%	44.4%
Services	55.7	56.3	55.7	56.2

Gross revenue	100.4	100.8	100.4	100.6
Less vendor consideration to a customer	(0.4)	(0.8)	(0.4)	(0.6)

Net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of software	1.1	1.5	1.1	1.2
Cost of services	16.1	17.0	16.2	17.3

Total cost of revenue	17.2	18.5	17.3	18.5
Gross margin	82.8	81.5	82.7	81.5
Operating expenses:
Sales and marketing	43.4	49.4	43.3	48.5
Research and development	20.3	20.3	20.5	19.9
General and administrative	13.0	17.9	13.9	16.1

Total operating expenses	76.7	87.6	77.7	84.5
Income (loss) from operations	6.1	(6.1)	5.0	(3.0)
Other income (expense), net	(0.1)	—	0.1	—
Interest income, net	0.2	0.2	0.2	0.2

Income (loss) before provision for income taxes	6.2	(5.9)	5.3	(2.8)
Provision for income taxes	(0.3)	0.4	0.0	0.8

Net income (loss)	6.5%	(6.3)%	5.3%	(3.6)%

Software Revenue

      Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers.

      Software revenue was $3.6 million for the quarter ended June 30, 2004 as compared to $3.2 million for the quarter ended June 30, 2003, an increase of 13%. This increase of $400,000 in software revenue was primarily attributable to an increase in product sales in our European markets. Software revenue was $7.2 million for the six months ended June 30, 2004 as compared to $6.5 million for the six months ended June 30, 2003, an increase of 11%. This increase of $700,000 in software revenue was primarily attributable to $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004 (as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003), an increase in the number of overall product deals and as previously mentioned, an increase in European sales during the second quarter of 2004.

      International software revenue represented $953,000, or 27%, and $665,000, or 21%, of total product sales for the quarter ended June 30, 2004 and 2003, respectively. The total dollar amount of international software revenue increased by approximately $288,000 or 43%. This increase was primarily attributable to several large product deals from our Germany sales operation. International software revenue represented $1.9 million, or 26%, and $1.8 million, or 27% of total product sales for the six months ended June 30, 2004 and 2003, respectively.

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

Services Revenue

      Services revenue consists of revenue from maintenance, training and consulting. Services revenue was $4.5 million for the quarter ended June 30, 2004 as compared to $4.0 million for the quarter ended June 30, 2003, an increase of 13%. Service revenue was $9.0 million for the six months ended June 30, 2004 as compared to $8.2 million for the six months ended June 30, 2003, an increase of 10%.

      Maintenance revenue was $3.8 million for the quarter ended June 30, 2004 as compared to $3.4 million for the quarter ended June 30, 2003, an increase of 12%. The increase of $400,000 in maintenance revenue was primarily attributable to an increase in renewals of existing maintenance contracts due to a larger base of licenses. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period. Maintenance revenue was $7.5 million for the six months ended June 30, 2004 as compared to $6.7 million for the six months ended June 30, 2003, an increase of 12%. The increase of $800,000 was attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses compared to 2003.

      Training and consulting revenue was $705,000 for the quarter ended June 30, 2004 as compared to $610,000 for the quarter ended June 30, 2003, a increase of 16%. The increase in training and consulting revenue of $95,000 was primarily due to an increase in bookings of consulting engagements. Training and consulting revenue was $1.4 million for the six months ended June 30, 2004, compared to $1.5 million for the six months ended June 30, 2003, a decrease of 7%. The decrease of $103,000 was primarily attributed to the continued difficult economic conditions in 2004, which caused a decrease in bookings and delivery of training and consulting engagements. Additionally, we continue to see an increase in customers using on-line training which the Company began offering in 2002 and has proven to be successful. On-line instructor monitored training allows our customers a flexible option in which to realize the full value of training while keeping expenses, such as tuition, travel and lodging, to a minimum.

      It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer

      The Company committed to making payments to several vendors, resellers, and distributors of $36,000 for the quarter ended June 30, 2004, compared to $58,000 for the quarter ended June 30, 2003. The decrease of $22,000 is primarily attributed to a reduction in the number of deals to which a referral fee applied.

      The Company committed to making payments to several vendors, resellers, and distributors of $58,000 for the six months ended June 30, 2004, compared to $95,000 for the six months ended June 30, 2003. The decrease of $37,000 is primarily attributed to a reduction in the number of deals to which a referral fee applied.

      Under EITF Issue No. 01-9, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2004 and 2003.

Cost of Software

      Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software was $92,000 for the quarter ended June 30, 2004, or 3% of software revenue as compared to $111,000 for the quarter ended June 30, 2003, or 3% of software revenue. The decrease of $19,000 was primarily attributable to a decrease of $12,000 in royalty expense and a decrease of $6,000 in other fulfillment costs.

      Cost of software was $177,000 for the six months ended June 30, 2004, or 2% of software revenue as compared to $175,000 for the six months ended June 30, 2003, or 3% of software revenue.

Cost of Services

      Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services was $1.3 million for the quarter ended June 30, 2004, or 29% of service revenue, compared to $1.2 million for the quarter ended June 30, 2003, or 30% of service revenue. Cost of services was $2.6 million for the six months ended June 30, 2004, or 29% of service revenue, compared to $2.5 million for the six months ended June 30, 2003, or 31% of service revenue.

      Cost of training and consulting was $512,000 for the quarter ended June 30, 2004, or 6% of net revenue, compared to $578,000 for the quarter ended June 30, 2003, or 8% of net revenue. The decrease in cost of training and consulting of $66,000 was primarily attributed to a decrease of $51,000 in personnel related costs and a decrease of $32,000 in allocated facility costs due to lower headcount, partially offset by an increase of $16,000 in outsourced consulting expense. Cost of training and consulting was $1.1 million for the six months ended June 30, 2004, or 14% of net revenue as compared to $1.2 million for the six months ended June 30, 2003, or 17% of net revenue. The decrease in cost of training and consulting of $100,000 was primarily attributed to a decrease in personnel related cost of $83,000 and a decrease of $65,000 in allocated facility costs due to a lower headcount. These decreases were partially offset by an increase of $29,000 in travel costs.

      Cost of maintenance was $782,000 for the quarter ended June 30, 2004, or 10% of net revenues as compared to $641,000 for the quarter ended June 30, 2003, or 9% of net revenues. The increase in cost of maintenance of $141,000 was primarily attributed to an increase of $69,000 in personnel costs due to higher wages, an increase of $59,000 associated with the exchange rate translation in the European market of our foreign technical support operations and an increase of $28,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. Cost of maintenance was $1.5 million for the six months ended June 30, 2004, or 19% of net revenues, compared to $1.3 million for the six months ended June 30, 2003, or 18% of net revenues. The increase in cost of maintenance of $200,000 was primarily attributed to an increase of $57,000 in personnel costs due to higher wages, an increase of $126,000 associated with the exchange rate translation in the European market of our foreign technical support operations and an increase of $28,000 from the incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expenses was $3.5 million for the quarter ended June 30, 2004, or 43% of net revenue, compared to $3.5 million for the quarter ended June 30, 2003, or 49% of net revenue. Total sales and marketing expenses was $7.0 million for the six months ended June 30, 2004, or 43% of net revenue, compared to $7.1 million for the six months ended June 30, 2003, or 49% of net revenue.

      Sales expense was $2.9 million for the quarter ended June 30, 2004, or 36% of net revenue, compared to $3.2 million for the quarter ended June 30, 2003, or 45% of net revenue. The decrease in total sales expense of $300,000 was primarily attributed to a decrease of $246,000 in personnel related costs and a decrease of $138,000 in allocated facility costs due to a reduced number of employees. These decreases were partially offset by an increase of $80,000 in commission due to higher sales and an increase of $43,000 in the exchange rate translation effect in the European market of our foreign sales operations. Sales expense was $5.8 million for the six months ended June 30, 2004, or 36% of net revenue, compared to $6.4 million for the six months ended June 30, 2003, or 44% of net revenue. The decrease in sales expense of $600,000 was primarily attributed to a decrease of $415,000 in personnel related costs and a decrease of $169,000 in allocated facility costs due to a reduced number of employees, a decrease of $77,000 in legal expense and a decrease of $65,000 in travel costs. These decreases were partially offset by an increase of $135,000 in the exchange rate translation effect in the European market of our foreign sales operations.

      Marketing expense was $642,000 for the quarter ended June 30, 2004, or 8% of net revenue, compared to $389,000 for the quarter ended June 30, 2003, or 5% of net revenue. The increase of $253,000 was primarily attributed to an increase of $198,000 in personnel related costs due to a higher number of employees and an increase of $31,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. Marketing expense was $1.2 million for the six months ended June 30, 2004, or 15% of net revenue, compared to $714,000 for the six months ended June 30, 2003, or 10% of net revenue. The increase of $486,000 was primarily attributed to an increase of $403,000 in personnel cost and an increase of $57,000 in allocated facility cost due to a higher number of employees and a increase of $43,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. These increase were partially offset by a decrease of $94,000 in marketing programs.

      We plan to continue to tightly control the level of expenses for marketing programs, but further reductions to these may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.

      We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

Research and Development

      Research and development expenses consist primarily of salaries and benefits and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense was $1.6 million for the quarter ended June 30, 2004, or 20% of net revenue as compared to $1.5 million for the quarter ended June 30, 2003, or 20% of net revenue. The increase of $100,000 was primarily attributable to an increase of $66,000 in personnel related costs due to an increased number of employees, an increase of $55,000 in the exchange rate translation effect of our foreign research and development lab expenses due to the stronger Euro, and an increase of $80,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. These increases were partially offset by a decrease of $32,000 in depreciation resulting from more fully depreciated assets and a decrease of $24,000 in travel expenses.

      Research and development expense was $3.3 million for the six months ended June 30, 2004, or 21% of net revenue as compared to $2.9 million for the six months ended June 30, 2003, or 20% of net revenue. The increase of $400,000 was primarily attributable to an increase of $146,000 in personnel related costs due to increased vacation expense and higher base salaries in Austria an increase of $185,000 in the exchange rate translation of our foreign research and development lab expenses due to the stronger Euro, an increase of $39,000 in telephone expense and an increase of $80,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. These increases were partially offset by a decrease of $66,000 in depreciation resulting from more fully depreciated assets.

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense was $1.0 million for the quarter ended June 30, 2004, or 13% of net revenue as compared to $1.3 million for the quarter ended June 30, 2003, or 18% of net revenue. The decrease of $300,000 was primarily attributed to a decrease of $143,000 in the foreign currency translation expense and a decrease of $190,000 in recruiting charges that were mainly incurred during the CEO search in 2003. These decreases were offset by an increase of $67,000 from an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees.

      General and administrative expense was $2.2 million for the six months ended June 30, 2004, or 14% of net revenue, compared to $2.4 million for the six months ended June 30, 2003, or 16% of net revenue. The decrease of $200,000 was primarily attributable to a decrease of $182,000 in the foreign currency translation expense, a decrease of $167,000 in recruiting charges that were mainly incurred during the CEO search in 2003, a decrease of $63,000 in depreciation expense associated with fully depreciated assets, and a decrease of $38,000 in bad debt cost. These decreases were partially offset by an increase of $260,000 in legal expense due to the absence of our internal legal counsel during most of the first quarter of 2004 and an increase of $112,000 in bonus expense as a result of a contracted executive bonus and an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees.

Other Income, Net

      Other income consists primarily of interest income from cash, cash equivalents and short-term investments. Other income was $11,000 for the quarter ended June 30, 2004 as compared to $14,000 for the quarter ended June 30, 2003.

      Other income was $52,000 for the six months ended June 30, 2004 compared to $27,000 for the six months ended June 30, 2003. The increase of $25,000 is primarily due to other income we had of $20,000 during the first quarter of 2004, which was related to the settlement of a minor sublease issue.

      The Company had no interest expense for both the quarters ended and six months ended June 30, 2004 and 2003. Segue carries no debt.

Provision for Income Taxes

      Segue recorded a provision for foreign and state income taxes of $57,000 offset by a tax refund of $81,000 for the quarter ended June 30, 2004. This compares to $27,000 provision for foreign and state income taxes the quarter ended June 30, 2003. Provision for foreign and state income taxes was $2,000 for the six months ended June 30, 2004 as compared to $124,000 for the six months ended June 30, 2003. The decrease of $122,000 is primarily due to adjustments in foreign tax provision in the six months of 2003.

      There was no tax benefit for losses generated in the United States in any period due to the uncertainty of realizing such benefits. Management has evaluated the positive and negative evidence impacting the ability to realize its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized and, accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

Liquidity and Capital Resources

      As of June 30, 2004, our principal sources of liquidity included cash and cash equivalents totaling $9.2 million.

      Our operating activities generated cash of $1.6 million during the first six months of 2004, compared to $441,000 of cash generated in the same period in 2003. Cash generated in 2004 resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue and other current assets, and the decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.

      Our investing activities utilized cash of $155,000 in the first six months of 2004, as compared to $178,000 cash generated during the first six months of 2003. Cash used in 2004 was the result of the purchase of some replacement computers and equipment. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

      Our financing activities generated cash of $281,000 and $95,000 during the first six months of 2004 and 2003, respectively. Cash generated from financing activities in the first six months of 2004 was generated primarily from the exercise of employee stock options and the issuance of stock under the Employee Stock Purchase Plan. Cash generated in the first six months of 2003 was primarily generated from the issuance of stock under the Employee Stock Purchase Plan.

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

Risks and Factors That May Affect Future Results

      Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-Q. This Form 10-Q contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page 1 of our Annual Report filed on Form 10-K and on page 3 of this Quarterly Report on Form 10-Q in connection with your consideration of the risk factors and other important factors that may affect future results described below.

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

      We may not be profitable in the future. Since we began operations, we have generally experienced losses. Losses have resulted in an accumulated deficit of approximately $57.7 million as of June 30, 2004. In the second quarter of 2004, we reported our second consecutive quarter of net income, which totaled $517,000 for the period. In the first quarter of 2004, we reported net income of $338,000. It is uncertain whether we can maintain profitability in the future.

      For the quarter ended June 30, 2004, we had total revenue of $8.0 million versus $7.2 million for the quarter ended June 30, 2003. Further, for the six months ended June 30, 2004, we had total revenue of $16.1 million versus $14.6 million for the same six months in 2003. During 2001, 2002 and 2003, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and we have sustained these measures through June 30, 2004. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to achieve profitability may adversely affect the market price of our common stock.

      Business conditions and Information Technology (IT) spending could cause further decline in revenue. The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2002, 2003 and into 2004. The decline in IT spending over this two and one half year period has negatively impacted our profitability. If IT spending does not increase, our revenues could be further adversely impacted.

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

      The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to Segue and use our software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price could be adversely affected. The SilkElite Partner Program accounted for 15% of total revenue for the period ended June 30, 2004 versus 10% for the period ended June 30, 2003. For the six-month period ended June 30, 2004, The SilkElite Partner Program accounted for 14% of total revenue versus 11% for the six-month period ended June 30, 2003.

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

      Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the six months ended June 30, 2004, over 93% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 87% in same period last year. During the first six months of 2004, we released SilkPerformer 6.5, the newest version of our enterprise-class load and stress-testing tool, SilkTest 7.0, our newest version of functional testing with add-on support available to test .NET applications, SilkCentral Performance Manager, the Company’s newest offering for monitoring software applications from the end-user perspective and SilkCentral Test Manager 7.0, a comprehensive solution for the overall management of application quality prior to deployment. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

      We may face liquidity issues. We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to improve our liquidity and to achieve greater efficiencies. We believe that based on expense savings and the stability of our revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the three-month period ended June 30, 2004, we generated $848,000 in positive cash flow, the Company’s seventh consecutive quarter of cash balance growth. For the six-month period ended June 30, 2004, we have generated a total of $1.7 million in positive cash flow. Total net revenue of $8.0 million for the three-month period ended June 30, 2004 was improved from the $7.2 million reported for the same period last year. If we fail to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be materially adversely affected.

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

      We face many risks associated with international business activities. We derived approximately 18% of total revenue from international customers in the three-month period ended June 30, 2004, as compared with 15% in the same period last year. For the six-month period ended June 30, 2004, we derived approximately 18% of total revenue from international customers versus 19% for the same six-month period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

      Interest Rate Risk. We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure and market risk is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial paper).

      Foreign Currency Risk. We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the three and six months ended June 30, 2004, we incurred transaction and re-measurement gains of approximately $13,000 and $32,000 related to foreign currency, respectively. For the three and six month period ended June 30, 2003, the expense effect of foreign currency was approximately $130,000 and $150,000, respectively. As of June 30, 2004, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $265,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2004 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      The 2004 Annual Meeting of Stockholders of Segue Software, Inc. (the “Annual Meeting”) was held on June 7, 2004.

      At the Annual Meeting, the following individuals were elected to Segue’s Board of Directors, constituting all members of Segue’s Board of Directors:

	Votes For	Votes Withheld

Joseph K. Krivickas	8,330,277	186,403
John R. Levine	8,443,284	73,396
Howard L. Morgan	8,300,677	216,003
Robert W. Powers, Jr.	8,443,284	73,396
Jyoti Prakash	8,042,130	474,550
James H. Simons	8,300,677	216,003

      The following additional proposals were considered at the Annual Meeting:

	Votes	Votes	Votes
	For	Against	Withheld

Ratification of the amendment to the Company’s 1996 Employee Stock Purchase Plan increasing the number of shares of Common Stock available for purchase by eligible employees of the Company by 200,000	3,652,845	118,845	550
Ratification of the appointment of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2004	8,432,120	74,560	10,000

Item 5.	Other Information

      Edmund F. Kelly did not stand for re-election as a director of the Company due to competing demands on his time.

      No material changes have been made to the procedure by which our stockholders may recommend nominees for election to our Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following documents are filed as Exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

•	A Form 8-K was filed on April 28, 2004 regarding a press release announcing that Segue Software had reported its financial results for the first quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer