Form 10-Q
period 2004-09-30
SEGUE SOFTWARE INC
filed 2004-11-12
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      The number of shares of Registrant’s Common Stock outstanding as of October 31, 2004 was 10,015,848.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 23. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 1.	Condensed Consolidated Financial Statements

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)
Current assets:
Cash and cash equivalents	$9,922	$7,495
Accounts receivable, net of allowances of $211 and $268, respectively	5,257	5,607
Other current assets	1,280	1,021

Total current assets	16,459	14,123
Property and equipment, net	714	1,069
Goodwill, net	1,506	1,506
Other assets	941	939

Total assets	$19,620	$17,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671	$1,004
Accrued compensation and benefits	1,682	1,931
Accrued lease obligations on excess space	1,191	1,554
Accrued expenses	1,048	851
Deferred revenue	9,494	9,015

Total current liabilities	14,086	14,355
Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 869 and 819 shares of Series B and 538 and 508 shares of Series C preferred stock issued and outstanding, respectively	4,303	3,884
Common stock, par value $.01 per share; 30,000 shares authorized; 10,160 and 9,926 shares issued, respectively	102	100
Additional paid-in capital	58,311	58,160
Cumulative translation adjustment	294	309
Unearned compensation	(50)	—
Accumulated deficit	(56,826)	(58,571)

	6,134	3,882
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	5,534	3,282

Total liabilities and stockholders’ equity	$19,620	$17,637

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
Revenue:
Software	$3,766	$3,003	$10,938	$9,516
Services	4,711	4,055	13,659	12,281

Gross revenue	8,477	7,058	24,597	21,797
Less vendor consideration to a customer	(46)	(41)	(104)	(136)

Net revenue	8,431	7,017	24,493	21,661
Cost of revenue:
Cost of software	82	109	259	284
Cost of services	1,217	1,256	3,823	3,784

Total cost of revenue	1,299	1,365	4,082	4,068

Gross margin	7,132	5,652	20,411	17,593
Operating expenses:
Sales and marketing	3,478	3,462	10,439	10,564
Research and development	1,550	1,419	4,835	4,334
General and administrative	1,176	912	3,404	3,263

Total operating expenses	6,204	5,793	18,678	18,161

Income (loss) from operations	928	(141)	1,733	(568)
Other income, net	—	—	15	—
Interest income, net	23	11	60	38

Income (loss) before provision for income taxes	951	(130)	1,808	(530)
Provision (benefit) for income taxes	61	(16)	63	108

Net income (loss)	890	(114)	1,745	(638)
Preferred stock dividend-in-kind	(187)	(79)	(527)	(201)

Net income (loss) applicable to common shares	$703	$(193)	$1,218	$(839)

Net income (loss) per common share — Basic	$0.07	$(0.02)	$0.12	$(0.09)
Net income (loss) per common share — Diluted*	$0.07	$(0.02)	$0.11	$(0.09)
Weighted average common shares outstanding — Basic	9,962	9,745	9,827	9,704
Weighted average common shares outstanding — Diluted*	10,604	9,745	10,622	9,704

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive for 2004.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2004	2003

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$1,745	$(638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	578	1,037
Changes in operating assets and liabilities:
Accounts receivable	345	1,642
Other current assets	(258)	(262)
Accounts payable	(339)	(265)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(429)	(915)
Unearned compensation	17	—
Deferred revenue	479	(109)

Net cash provided by operating activities	2,138	490

Cash flows from investing activities:
Additions to property and equipment	(224)	(197)
Other, net	(3)	352

Net cash (used in) provided by investing activities	(227)	155

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	505	190

Net cash provided by financing activities	505	190

Effect of exchange rate changes on cash	11	17

Net increase in cash and cash equivalents	2,427	852
Cash and cash equivalents, beginning of period	7,495	5,335

Cash and cash equivalents, end of period	$9,922	$6,187

Supplemental disclosure of non-cash investing and financing transactions:
Net cash paid for income taxes	$35	$325

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

      The Company has incurred losses on an annual basis since it began operations, resulting in an accumulated deficit of approximately $56.8 million at September 30, 2004. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations. However, the Company generated approximately $2.4 million in overall positive cash flow for the first nine months of 2004 versus $852,000 for the same period in 2003. For the quarter ended September 30, 2004, the Company generated approximately $691,000 in overall positive cash flow, which represents the eighth consecutive quarter of positive cash flow for the Company.

      Segue management has taken significant steps to streamline its operations over the last three years and plans to continue to do so as the situation warrants. These steps, in the past, have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. At a minimum, the Company must maintain revenue at or near the current levels for Segue to sustain profitability and positive cash flow. Assuming that Segue can execute on current plans to maintain or grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other actions.

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

      SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the quarters and nine months ended September 30, (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2004	2003	2004	2003

Net income (loss) applicable to common shares
As reported	$703	$(193)	$1,218	$(839)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(400)	(665)	(1,306)	(2,121)

Pro forma	$303	$(858)	$(88)	$(2,960)

Net income (loss) per common share — basic and diluted
As reported — basic	$0.07	$(0.02)	$0.12	$(0.09)
As reported — diluted	$0.07	$(0.02)	$0.11	$(0.09)
Pro forma — basic	$0.03	$(0.09)	$(0.01)	$(0.31)
Pro forma — diluted	$0.03	$(0.09)	$(0.01)	$(0.31)

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

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. At a meeting held in October 2004, the FASB decided to defer, for public companies, the effective date of the proposed statement from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company’s consolidated financial statements.

4.	Other Assets

      Included in other assets at September 30, 2004 and December 31, 2003 is restricted cash of $770,000. This amount represents the security for a letter of credit required by our amended sublease for our Lexington headquarters. The amount required to be maintained under this letter of credit arrangement will

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

reduce over time, by formula, to zero by August 2005. Also included is approximately $153,000 in refundable security deposits we have paid for our various regional sales offices.

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

      For the quarter ended September 30, 2004, an additional 26,065 shares of our Series B Preferred Stock and an additional 16,151 shares of our Series C Preferred Stock were earned and will be issued on December 31, 2004. The total number of shares of Series B Preferred Stock and Series C Preferred Stock earned for the nine months ended September 30, 2004 totaled 75,245 and 46,625, respectively, of which 49,180 shares of Series B Preferred Stock and 30,474 shares of Series C Preferred Stock were issued on June 30, 2004. Our preferred stock dividends deemed earned for the three months ended September 30, 2004 resulted in a reduction of net income (increase in net loss) applicable to common shares of approximately $187,000 versus $79,000 for the period ended September 30, 2003. For the nine-month period ended September 30, 2004, this amount was approximately $527,000 versus $201,000 for the same nine-month period in 2003.

      Prior to January 1, 2004, the fair value of our Preferred Stock, on which the preferred dividends were calculated, had been estimated by our management for the purpose of determining net loss applicable to common shares. Beginning with the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its Preferred Stock at the end of each quarter. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of its Preferred Stock and calculating the amount of the dividends earned.

      For the three months ended September 30, 2004, there were options to purchase 45,399 shares of common stock exercised by employees and 39,259 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $221,000. For the three months ended September 30, 2003, there were

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

4,106 options to purchase shares of common stock exercised by employees and 58,127 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $95,000. For the nine-months ended September 30, 2004, there were options to purchase 144,241 shares of common stock exercised by employees and 89,658 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $505,000. For the nine-months ended September 30, 2003, there were options to purchase 15,784 shares of common stock exercised by employees and 142,936 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $190,000.

      At September 30, 2004, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, resulting in no stock based compensation expense. However, during the third quarter of 2003, a stock grant was made for which the exercise price was slightly less than the market value of the underlying common stock on the date of grant. This resulted in a compensation expense of approximately $4,000 for the quarter ended September 30, 2004. A balance of approximately $50,000 in unearned compensation remains and it will be amortized over the remaining vesting period of the grant during the next 3 years.

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

		Number of	%	Cost of estimated
	Severance and	employees	Reduction	facility obligations,	Office for which	Total
	other employee	terminated as part	in	net of estimated	facility costs	Restructuring
Quarter	related costs	of restructuring plan	workforce	sublease income	accrued	Charge

Q3 2004	—	—	—	—	—	—
Q2 2004	—	—	—	—	—	—
Q1 2004	—	—	—	—	—	—

Total 04	—	—	—	—		—

Q4 2003	$725,000	8	4	—	—	$725,000
Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—

Total 03	725,000	8	4	—	—	725,000

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

		Number of	%	Cost of estimated
	Severance and	employees	Reduction	facility obligations,	Office for which	Total
	other employee	terminated as part	in	net of estimated	facility costs	Restructuring
Quarter	related costs	of restructuring plan	workforce	sublease income	accrued	Charge

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	373,000	Lexington	373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000

Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
					Lexington and
Q2 2001	859,000	73	20	1,398,000	Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—

Total 01	1,344,000	115		2,877,000		4,221,000

Grand Total	$2,628,000	135		$3,521,000		$6,149,000

      During the third quarter of 2004, the Company paid $119,000 of the amount accrued at December 31, 2003, leaving a balance of $248,000 at September, 2004 for the remaining severance and termination benefits associated with the restructuring actions from 2003.

      At September 30, 2004, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $1.2 million. This is comprised of an estimated $1.5 million for future rents payable by Segue on unoccupied space less approximately $326,000 of estimated future sublease and operating expense income. The Company made no estimate adjustments related to this accrual for the period ended September 30, 2004.

7.	Provision for Income Taxes

      The Company recorded provisions (benefits) for foreign and state income taxes of $61,000 and $63,000 for the three and nine months ended September 30, 2004, respectively, and ($16,000) and $108,000 for the same periods last year. The tax expense realized in the third quarter of 2004 was due in large part to a one time adjustment in state and local taxes in two states. No tax benefit for losses generated in the U.S. was recorded in either period due to the uncertainty of realizing such benefits.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

8.	Net Income (Loss) Per Common Share

      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) applicable to common shares	$703	$(193)	$1,218	$(839)
Weighted average shares used in net income (loss) per share — basic	9,962	9,745	9,827	9,704
Weighted average shares used in net income (loss) per share — diluted	10,604	9,745	10,622	9,704
Net income (loss) per common share — basic	$0.07	$(0.02)	$0.12	$(0.09)
Net income (loss) per common share — diluted	$0.07	$(0.02)	$0.11	$(0.09)

      Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2004 were 1,428,299 and 1,394,365 shares of common stock, respectively, that can be converted from preferred stock because their inclusion would be anti-dilutive. Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 were options to purchase 3,490,424 shares of common stock and 773,261 shares of common stock, as converted, issuable upon the conversion of preferred stock, respectively, because their inclusion would be anti-dilutive.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$890	$(114)	$1,745	$(638)
Foreign translation adjustments	29	(57)	(15)	107
Comprehensive income (loss)	$919	$(171)	$1,730	$(531)

10.	Commitments and Contingencies

Legal Proceedings

      Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Our management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments

      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires on October 31, 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring,

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Segue has posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. The amount required to be maintained under this letter of credit arrangement will be reduced over time, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future. The Company had the right to terminate the sublease on September 30, 2004 for a fee of approximately $2.3 million, but declined to exercise this option.

      The Company also leases certain United States and foreign offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Several of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of September 30, 2004 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2004 (balance of year)	$638	$(85)	$553
2005	1,825	(67)	1,758
2006	1,640	(70)	1,570
2007	1,377	(60)	1,317
2008	58	0	58
Thereafter	15	0	15

Total	$5,553	$(282)	$5,271

      Rent expense for the three and nine month period ended September 30, 2004 was $439,000 and $1.4 million, respectively, as compared to $543,000 and $1.5 million for the same periods in 2003.

Royalty Commitments

      The Company has participated in royalty arrangements with third parties and, as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. Under the terms of the agreement, Segue paid T-Plan Ltd., a minimum quarterly royalty through December 31, 2002.

      On April 14, 2003, an amendment was signed that stated an advance payment of $50,000 per quarter would be made to T-Plan Ltd. These advance payments would be credited against the actual royalties earned during the period. However, beginning January 14, 2004, in the event that the cumulative prepaid royalties are more than $100,000 in excess of the cumulative actual royalties earned, then the Company would have no obligations to make further advance royalty payments until the cumulative actual royalties are equal to the cumulative advance royalties. As of September 30, 2004, the prepaid royalty balance to T-Plan Ltd. stood at approximately $69,000. Either party may cancel the agreement at any time by giving the other party written notice to that effect at least ninety days prior to such termination. In the event of a termination of the contract, Segue will receive a refund if advance royalty payments should exceed actual

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

cumulative royalties. Segue has other minor royalty agreements for third party embedded software in Segue’s products.

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

	Three months ended September 30,				Nine months ended September 30,

	2004		2003		2004		2003

		Gross		Gross		Gross		Gross
	Revenue	Margin	Revenue	Margin	Revenue	Margin	Revenue	Margin

Software licenses	$3,766	$3,684	$3,003	$2,894	$10,938	$10,679	$9,516	$9,232
Training and consulting	829	300	478	(117)	2,266	654	2,018	227
Maintenance	3,882	3,194	3,577	2,916	11,393	9,182	10,263	8,270

Total services	4,711	3,494	4,055	2,799	13,659	9,836	12,281	8,497
Less vendor consideration to a customer	(46)	(46)	(41)	(41)	(104)	(104)	(136)	(136)

Total	$8,431	$7,132	$7,017	$5,652	$24,493	$20,411	$21,661	$17,593

      The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and nine months ended September 30 (in thousands):

	Total Net Revenue

	Three months ended		Nine months ended		Long Lived Assets
	September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003

United States	$6,636	$5,909	$19,818	$17,796	$1,417	$1,866
Foreign	1,795	1,108	4,675	3,865	238	350

	$8,431	$7,017	$24,493	$21,661	$1,655	$2,216

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during the quarter and nine months ended September 30, 2004. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

      For the quarter ended September 30, 2004, our operating results continued to reflect financial improvement over 2003. During September 2003, we saw the arrival of a new Chief Executive Officer (“CEO”) who brought a new strategy to Segue. In January 2004, our new CEO hired a new Executive Vice President of Worldwide Sales and Marketing and a Chief Marketing Officer to further strengthen our restructured senior management team.

      During the third quarter and nine months ended September 30, 2004, we achieved profitability while growing revenue and focusing on our new strategic objectives: profitable revenue growth, market-driven product innovations and maximizing selective partnerships and alliances. Total revenue grew 20% to $8.4 million for the quarter ended September 30, 2004 as compared to $7.0 million during the same period last year. This represents the third consecutive quarter with profitable revenue growth over the same period in 2003. Total revenue for the year ended September 30, 2004 was $24.5 million, up 13% from $21.8 million for the same period in 2003. We reported a net income applicable to common shares of $703,000, or $0.07 basic and fully diluted income per share for the quarter ended September 30, 2004. This compares to a net loss applicable to common shares of $193,000 or a $0.02 loss per share, for the same period last year. For the nine months ended September 30, 2004, we reported net income applicable to common shares of $1.2 million, or $0.12 basic and $0.11 fully diluted income per share, compared to $839,000 net loss applicable to common shares, or $0.09 loss per share, for the same period during 2003. Total operating expenses and cost of sales combined, totaled $7.5 million for the third quarter of 2004, compared to $7.2 million for the same period in 2003. For the first nine months of 2004, total operating expenses and cost of sales combined, totaled $22.8 million. This represents a 3% increase over the $22.2 million total operating expenses and cost of sales combined as reported in the first three-quarters of 2003. Our total worldwide headcount at September 30, 2004 and 2003 stood at 184 and 194, respectively.

      At September 30, 2004, our reported cash and cash equivalent balance was $9.9 million, compared to $7.5 million at December 31, 2003 and $6.2 million at September 30, 2003. We reported positive cash flow from operations of $2.1 million in the first nine months of 2004, compared to $490,000 positive cash flow during the first nine months of 2003. Deferred revenue increased to $9.5 million for the quarter ended September 30, 2004, compared to $8.4 million for the quarter ended September 30, 2003. We continue to have no debt on our balance sheet and have no off-balance sheet contingency debt.

      Over the last three years, we have been able to reduce our net loss through a streamlining of the organization, which included restructurings, consolidations, process improvements, office closings and general improved cost control. In 2004, we are continuing to improve and grow the business by focusing on our three strategic priorities: profitable revenue growth, market-driven product innovations; and a focus on selective partnerships and alliances.

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

      The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. We obtained local real estate market data and consulted with our real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At September 30, 2004, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.2 million. This is comprised of an estimated $1.5 million for future rents payable by Segue on unoccupied space less approximately $326,000 of estimated future sublease and operating expense income. We are under a restructured sublease for the Lexington facility until October 2007.

      Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from our acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, we perform an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on our consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. We re-evaluated the fair value of the goodwill during the fourth quarter of 2003. The analysis demonstrated that no impairment existed at December 31, 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at September 30, 2004.

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

      Prior to January 1, 2004, management had estimated the value of a share of Preferred Stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. During 2004, the Company hired an independent third party on a quarterly basis, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.

      The Company reflects the estimated value of the Preferred Stock dividend-in-kind on a quarterly basis as a reduction in the net income (increase in net loss) applicable to common shares.

      Dividends paid to any holder on Series C Preferred Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Series C Preferred Stock should accumulate more than 20% of our voting power, such holder will be paid cash payments in lieu of dividends in kind while holding at least 20% of our voting power.

Results of Operations

      The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of		Percentage of
	Revenue for		Revenue for
	Three Months		Nine months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue:
Software	44.7%	42.8%	44.7%	43.9%
Services	55.9	57.8	55.8	56.7

Gross revenue	100.6	100.6	100.5	100.6
Less vendor consideration to a customer	(0.6)	(0.6)	(0.5)	(0.6)

Net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of software	1.0	1.6	1.1	1.3
Cost of services	14.4	17.9	15.6	17.5

Total cost of revenue	15.4	19.5	16.7	18.8
Gross margin	84.6	80.5	83.3	81.2
Operating expenses:
Sales and marketing	41.3	49.3	42.6	48.8
Research and development	18.4	20.2	19.7	20.0
General and administrative	13.9	13.0	13.9	15.1

Total operating expenses	73.6	82.5	76.2	83.9
Income (loss) from operations	11.0	(2.0)	7.1	(2.7)
Other income, net	—	—	0.1	—
Interest income, net	0.3	0.2	0.2	0.2

Income (loss) before provision for income taxes	11.3	(1.8)	7.4	(2.5)
Provision (benefit) for income taxes	0.7	(0.2)	0.3	0.5

Net income (loss)	10.6%	(1.6)%	7.1%	(3.0)%

Software Revenue

      Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers.

      Software revenue was $3.8 million for the quarter ended September 30, 2004 as compared to $3.0 million for the quarter ended September 30, 2003, an increase of 25%. This increase of $800,000 in software revenue was primarily attributable to an increase in product sales in our European markets. Software revenue was $10.9 million for the nine months ended September 30, 2004 as compared to $9.5 million for the nine months ended September 30, 2003, an increase of 15%. This increase of $1.4 million in software revenue was primarily attributable to $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004 (as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003). The increase was also attributed to the number of overall product deals and as previously mentioned, an increase in European sales during the third quarter of 2004.

      International software revenue represented $1.2 million, or 32%, and $691,000, or 23%, of total product sales for the quarter ended September 30, 2004 and 2003, respectively. The total dollar amount of international software revenue increased by approximately $509,000 or 73%. This increase was primarily attributable to several large product deals from our Germany sales operation. International software revenue represented $3.1 million, or 28%, and $2.5 million, or 26% of total product sales for the nine months ended September 30, 2004 and 2003, respectively.

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

Services Revenue

      Services revenue consists of revenue from maintenance, training and consulting. Services revenue was $4.7 million for the quarter ended September 30, 2004 as compared to $4.1 million for the quarter ended September 30, 2003, an increase of 15%. Service revenue was $13.7 million for the nine months ended September 30, 2004 as compared to $12.3 million for the nine months ended September 30, 2003, an increase of 11%.

      Maintenance revenue was $3.9 million for the quarter ended September 30, 2004 as compared to $3.6 million for the quarter ended September 30, 2003, an increase of 8%. The increase of $300,000 in maintenance revenue was primarily attributable to an increase in renewals of existing maintenance contracts due to a larger base of licenses. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period. Maintenance revenue was $11.4 million for the nine months ended September 30, 2004 as compared to $10.3 million for the nine months ended September 30, 2003, an increase of 11%. The increase of $1.1 million was also attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses compared to 2003.

      Training and consulting revenue was $829,000 for the quarter ended September 30, 2004 as compared to $478,000 for the quarter ended September 30, 2003, an increase of 73%. The increase in training and consulting revenue of $351,000 was primarily due to an increase in bookings of domestic consulting and training engagements. Training and consulting revenue was $2.3 million for the nine months ended September 30, 2004, compared to $2.0 million for the nine months ended September 30, 2003, an increase of 15%. The increase of $300,000 was primarily attributed to an increase of bookings of domestic consulting and training engagements. Additionally, we continue to see an increase in customers using on-line training which the Company began offering in 2002 and has proven to be successful. On-line instructor monitored training allows our customers a flexible option in which to realize the full value of training while keeping expenses, such as tuition, travel and lodging, to a minimum.

      It is difficult to determine when and if we will be able to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer

      The Company committed to making payments to several vendors, resellers, and distributors of $46,000 for the quarter ended September 30, 2004, compared to $41,000 for the quarter ended September 30, 2003. The increase of $5,000 is primarily attributed to an increase in the number of deals to which a referral fee applied. The Company committed to making payments to several vendors, resellers, and distributors of $104,000 for the nine months ended September 30, 2004, compared to $136,000 for the nine months ended September 30, 2003. The decrease of $32,000 is primarily attributed to a reduction in the number of deals to which a referral fee applied.

      Under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2004 and 2003.

Cost of Software

      Cost of software includes documentation, product packaging, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software was $82,000 for the quarter ended September 30, 2004, or 2% of software revenue as compared to $109,000 for the quarter ended September 30, 2003, or 4% of software revenue. The decrease of $27,000 was primarily attributable to a decrease of $25,000 in other fulfillment costs.

      Cost of software was $259,000 for the nine months ended September 30, 2004, or 2% of software revenue as compared to $284,000 for the nine months ended September 30, 2003, or 3% of software revenue. The decrease of $25,000 was primarily attributed to a decrease of $15,000 in royalty expense and a decrease of $27,000 in other fulfillment costs, offset by an increase of $21,000 in personnel related costs.

Cost of Services

      Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services was $1.2 million for the quarter ended September 30, 2004, or 26% of service revenue, compared to $1.3 million for the quarter ended September 30, 2003, or 31% of service revenue. Cost of services was $3.8 million for the nine months ended September 30, 2004, or 28% of service revenue, compared to $3.8 million for the nine months ended September 30, 2003, or 31% of service revenue.

      Cost of training and consulting was $529,000 for the quarter ended September 30, 2004, or 11% of service revenue, compared to $595,000 for the quarter ended September 30, 2003, or 15% of service revenue. The decrease in cost of training and consulting of $66,000 was primarily attributed to a decrease of $99,000 in personnel related costs and a decrease of $50,000 in allocated facility costs due to lower headcount, partially offset by an increase of $63,000 in outsourced consulting expense and an increase of $24,000 in travel costs. Cost of training and consulting was $1.6 million for the nine months ended September 30, 2004, or 12% of service revenue as compared to $1.8 million for the nine months ended September 30, 2003, or 15% of service revenue. The decrease in cost of training and consulting of $200,000 was primarily attributed to a decrease in personnel related cost of $182,000 and a decrease of $115,000 in allocated facility costs due to a lower headcount and an overall reduction in facility costs to be allocated. These decreases were partially offset by an increase of $53,000 in travel costs and an increase of $67,000 in outsourced consulting expense.

      Cost of maintenance was $688,000 for the quarter ended September 30, 2004, or 15% of service revenues as compared to $661,000 for the quarter ended September 30, 2003, or 16% of service revenues. The increase in cost of maintenance of $27,000 was primarily attributed to an increase of $57,000 associated with the exchange rate translation in the European market of our foreign technical support operations, offset with a decrease of $13,000 in personnel related costs and $16,000 in depreciation expense associated with more fully depreciated assets. Cost of maintenance was $2.2 million for the nine months ended September 30, 2004, or 16% of net revenues, compared to $2.0 million for the nine months ended September 30, 2003, or 16% of net revenues. The increase in cost of maintenance of $200,000 was primarily attributed to an increase of $81,000 in personnel costs due to higher wages and an increase of $183,000 associated with the exchange rate translation in the European market of our foreign technical support operations, offset by a decrease of $17,000 in travel costs and a decrease of $23,000 in depreciation expense.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expenses was $3.5 million for the quarter ended September 30, 2004, or 41% of net revenue, compared to $3.5 million for the quarter ended September 30, 2003, or 49% of net revenue. Total sales and marketing expenses was $10.4 million for the nine months ended September 30, 2004, or 43% of net revenue, compared to $10.6 million for the nine months ended September 30, 2003, or 49% of net revenue.

      Sales expense was $2.8 million for the quarter ended September 30, 2004, or 33% of net revenue, compared to $3.2 million for the quarter ended September 30, 2003, or 46% of net revenue. The decrease in total sales expense of $400,000 was primarily attributed to a decrease of $265,000 in personnel related costs and a decrease of $45,000 in travel costs due to a lower number of employees and a decrease of $216,000 in allocated facility costs which consist mostly of a reduction in rent and depreciation, partially offset by an increase of $201,000 in the exchange rate translation effect in the European market of our foreign sales operations expenses. Sales expense was $8.5 million for the nine months ended September 30, 2004, or 35% of net revenue, compared to $9.5 million for the nine months ended September 30, 2003, or 44% of net revenue. The decrease in sales expense of $1.0 million was primarily attributed to a decrease of $651,000 in personnel related costs and a decrease of $385,000 in allocated facility costs due to a reduced number of employees, a decrease of $74,000 in legal expense and a decrease of $110,000 in travel costs. These decreases were partially offset by an increase of $337,000 in the exchange rate translation effect in the European market of our foreign sales operations.

      Marketing expense was $689,000 for the quarter ended September 30, 2004, or 8% of net revenue, compared to $314,000 for the quarter ended September 30, 2003, or 4% of net revenue. The increase of $375,000 was primarily attributed to an increase of $132,000 in personnel related costs due to a higher number of employees and an increase of $26,000 from the incentive bonus program for employees not on a commission plan that was reinstituted by the Company at the beginning of the second quarter of 2004, an increase of $165,000 in marketing programs, and an increase of $18,000 in travel related costs. Marketing expense was $1.9 million for the nine months ended September 30, 2004, or 8% of net revenue, compared to $1.0 million for the nine months ended September 30, 2003, or 5% of net revenue. The increase of $900,000 was primarily attributed to an increase of $553,000 in personnel cost and an increase of $75,000 in allocated facility cost due to a higher number of employees, an increase of $70,000 from the incentive bonus program, and an increase of $71,000 in marketing programs, and an increase of $72,000 in travel related costs.

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

Research and Development

      Research and development expenses consist primarily of salaries and benefits and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense was $1.6 million for the quarter ended September 30, 2004, or 18% of net revenue as compared to $1.4 million for the quarter ended September 30, 2003, or 20% of net revenue. The increase of $200,000 was primarily attributable to an increase of $70,000 in the exchange rate translation effect of our foreign research and development lab expenses due to the stronger Euro, an increase of $57,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, and an increase of $35,000 in personnel related costs, partially offset by a decrease of $26,000 in depreciation expense.

      Research and development expense was $4.8 million for the nine months ended September 30, 2004, or 20% of net revenue as compared to $4.3 million for the nine months ended September 30, 2003, or 20% of net revenue. The increase of $500,000 was primarily attributable to an increase of $318,000 in personnel related costs due to higher base salaries in Austria and from the incentive bonus program, and an increase of $255,000 in the exchange rate translation of our foreign research and development lab expenses due to the stronger Euro. These increases were partially offset by a decrease of $91,000 in depreciation resulting from more fully depreciated assets.

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense was $1.2 million for the quarter ended September 30, 2004, or 14% of net revenue as compared to $912,000 for the quarter ended September 30, 2003, or 13% of net revenue. The increase of $288,000 was primarily attributed to an increase of $144,000 in personnel related costs due to an increased number of employees and expense associated with an incentive bonus program, an increase of $82,000 in legal and audit expense, an increase of $108,000 in the foreign currency translation expense, and an increase of $61,000 in travel and other administrative costs. These increases were offset by a decrease of $100,000 in bad debt and a decrease of $31,000 in depreciation and telephone expense.

      General and administrative expense was $3.4 million for the nine months ended September 30, 2004, or 14% of net revenue, compared to $3.3 million for the nine months ended September 30, 2003, or 15% of net revenue. The decrease of $100,000 was primarily attributable to a decrease of $153,000 in recruiting charges that were mainly incurred during the CEO search in 2003, a decrease of $138,000 in bad debt expense, a decrease of $118,000 in allocated facility related costs, and a decrease of $74,000 in the foreign currency translation expense. These decreases were offset by an increase of $212,000 in personnel related costs due to an increase in number of employees and expense associated with an incentive bonus program, an increase of $358,000 in legal and audit costs, and an increase of $40,000 in travel.

Other Income, Net

      Other income consists primarily of interest income from cash and cash equivalents. Other income was $23,000 for the quarter ended September 30, 2004 as compared to $11,000 for the quarter ended September 30, 2003. The increase of $12,000 was primarily attributed to interest income on higher balances of cash and cash equivalents in 2004 in comparison to the same period in 2003.

      Other income was $75,000 for the nine months ended September 30, 2004 compared to $38,000 for the nine months ended September 30, 2003. The increase of $37,000 is primarily due to other income we had of $20,000 during the first quarter of 2004, which was related to the settlement of a minor sublease issue.

      The Company had no interest expense for both the quarters ended and nine months ended September 30, 2004 and 2003. Segue carries no debt.

Provision (benefit) for Income Taxes

      Segue recorded a provision (benefit) for foreign and state income taxes of $61,000 and ($16,000) for the quarter ended September 30, 2004 and 2003, respectively. The decrease of $76,000 was primarily attributed to the Company realizing a tax adjustment of about $70,000 in its United Kingdom subsidiary that resulted in a positive impact to earnings during the quarter ended September 30, 2003. Provision for foreign and state income taxes was $63,000 for the nine months ended September 30, 2004 as compared to $108,000 for the nine months ended September 30, 2003. The decrease of $45,000 is primarily due to adjustments in foreign tax provision in the nine months of 2003.

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

Liquidity and Capital Resources

      As of September 30, 2004, our principal sources of liquidity included cash and cash equivalents totaling $9.9 million.

      Our operating activities generated cash of $2.1 million during the first nine months of 2004, compared to $490,000 of cash generated in the same period in 2003. Cash generated in 2004 resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue and other current assets, and the decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.

      Our investing activities utilized cash of $227,000 in the first nine months of 2004, as compared to $155,000 cash generated during the first nine months of 2003. Cash used in 2004 was the result of the purchase of some replacement computers and equipment. In the future, we may need to make increased expenditures on property and equipment as our present equipment ages.

      Our financing activities generated cash of $522,000 and $190,000 during the first nine months of 2004 and 2003, respectively. Cash generated from financing activities in the first nine months of 2004 was generated primarily from the exercise of employee stock options and the issuance of stock under the Employee Stock Purchase Plan. Cash generated in the first nine months of 2003 was primarily generated from the issuance of stock under the Employee Stock Purchase Plan.

      Long-term cash requirements, other than for normal operating expenses and those described above are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

      We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to continue positive cash flow from operations, we must maintain or grow our current revenue level.

      Assuming that we can execute our current plans to maintain or grow revenue through our restructured sales program, our focus on enterprise customers, and our introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, we will have sufficient resources to meet our working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

      We may not be profitable in the future. Since we began operations, we have generally experienced losses. Losses have resulted in an accumulated deficit of approximately $56.8 million as of September 30, 2004. In the third quarter of 2004, we reported our third consecutive quarter of net income, which totaled $703,000 for the period. We reported net income of $1.2 million for the nine months ended September 30, 2004. It is uncertain whether we can maintain profitability in the future.

      For the quarter ended September 30, 2004, we had total revenue of $8.4 million versus $7.0 million for the quarter ended September 30, 2003. Further, for the nine months ended September 30, 2004, we had total revenue of $24.5 million versus $21.7 million for the same nine months in 2003. During 2001, 2002 and 2003, we initiated aggressive cost saving measures in an effort to reduce expenses, enhance the possibility of profitability, and conserve cash, and we have sustained these measures through September 30, 2004. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to achieve profitability may adversely affect the market price of our common stock.

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

      The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to Segue and use our software products in the delivery of consulting services. The success of the key strategic alliances and the SilkElite Program is uncertain, faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price could be adversely affected. The SilkElite Partner Program accounted for 14% of total revenue for the three-month period ended September 30, 2004 versus 14% for the same period ended September 30, 2003. For the nine-month period ended September 30, 2004, The SilkElite Partner Program accounted for 15% of total revenue versus 14% for the nine-month period ended September 30, 2003.

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

      Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we must develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the nine months ended September 30, 2004, over 93% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 90% in same period last year. During the first nine months of 2004, we released SilkPerformer 6.5, the newest version of our enterprise-class load and stress-testing tool, SilkTest 7.0, our newest version of functional testing with add-on support available to test .NET applications, SilkCentral Performance Manager, the Company’s newest offering for monitoring software applications from the end-user perspective and SilkCentral Test Manager 7.0, a comprehensive solution for the overall management of application quality prior to deployment. If these new products are not successful or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or maintain our level of product revenue from SilkPerformer and SilkTest, or fail to generate substantial incremental revenue from our new products, our business may be materially adversely affected.

      We may face liquidity issues. We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to improve our liquidity and to achieve greater efficiencies. We believe that based on expense savings and the stability of our revenue in the last year, that future sales at or above current levels should be sufficient to allow us to continue as a viable business. For the three-month period ended September 30, 2004, we generated $691,000 in positive cash flow, the Company’s eighth consecutive quarter of cash balance growth. For the nine-month period ended September 30, 2004, we have generated a total of $2.4 million in positive cash flow. Total net revenue of $8.4 million for the three-month period ended September 30, 2004 was improved from the $7.0 million reported for the same period last year. If we fail to maintain or grow revenue levels we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be materially adversely affected.

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

      We face many risks associated with international business activities. We derived approximately 21% of total revenue from international customers in the three-month period ended September 30, 2004, as compared with 16% in the same period last year. For the nine-month period ended September 30, 2004, we derived approximately 19% of total revenue from international customers versus 18% for the same nine-

month period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business could be materially adversely affected.

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

      Interest Rate Risk. We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure and market risk is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents.

      Foreign Currency Risk. We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the three and nine months ended September 30, 2004, we incurred transaction and re-measurement losses of approximately $39,000 and $7,000 related to foreign currency, respectively. For the three and nine month period ended September 30, 2003, the effect of foreign currency was a re-measurement gain of approximately $70,000 and a re-measurement expense of approximately $81,000, respectively. As of September 30, 2004, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $294,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

      There were no other matters requiring disclosure on this Form 10-Q.

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

Date: November 12, 2004

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer