Form 10-K
period 2004-12-31
SEGUE SOFTWARE INC
filed 2005-03-25
CIK 894572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.01 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of common equity held by non-affiliates of the Registrant was approximately $32,708,494 as of June 30, 2004, based upon the closing sale price of Common Stock reported for that date on the NASDAQ SmallCap Market. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of Registrant’s Common Stock outstanding as of March 18, 2005 was 10,166,496.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant’s 2005 Annual Meeting of Stockholders to be held on June 6, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SEGUE SOFTWARE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004
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
      Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 26. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.	Business
General
      Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” “the Registrant,” or “we”) deliver software and services that optimize the quality of enterprise software applications. Our products are used by quality assurance professionals, software developers, and information technology staff to ensure software quality, reduce development costs, manage the vast and growing number of application components, and shorten the cycle time required to develop and deploy mission-critical applications. Segue’s products and services provide comprehensive capabilities to test, measure, monitor and manage application quality. Our solutions enable Segue customers to reduce the risk in deploying and operating Web, client/server, and legacy applications while providing a fast return on investment. Solutions such as ours are critical components in optimizing the quality of mission-critical applications and ensuring the reliability of infrastructure performance for companies all over the globe.
Background and Business Highlights 2004
      Segue was incorporated in California in 1988 and reincorporated in Delaware in January 1996. Segue’s corporate headquarters are located at 201 Spring Street, Lexington, Massachusetts. In December 1997, we acquired SQLBench International, Inc. and ARC — Dr. Ambichl & Dr. Reindl Communication GmbH, respectively (collectively referred to as “SQL Bench”). The acquired load-testing product, SilkPerformer, provides Web developers and testers the ability to determine the scalability of their Web applications. Late in 1998, Segue acquired two additional software companies Eventus Software, Inc. (“Eventus”) and Black & White Software, Inc. (“Black & White”), for the complementary technologies they added to Segue’s expanding product line.
      During 2004, several notable milestones occurred: we grew revenues by 13% and had the most profitable year in Segue’s history, we added key executive management, our technology continued to win industry accolades, we expanded our direct presence in the fast-growing Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) markets and we formed a Customer Advisory Council.
      Several key executives joined Segue in early 2004: Joseph Friscia was hired as Executive Vice President of Worldwide Sales and Product Marketing; and André Pino was brought on as Chief Marketing Officer. Mr. Friscia and Mr. Pino bring to Segue a wealth of blue-chip, high-technology experience, and were appointed to Segue’s executive management team to drive operations toward the Company’s strategic objectives. Mr. Friscia and Mr. Pino report directly to Segue’s Chief Executive Officer (“CEO”), Joseph Krivickas.
      During 2004, Segue was honored with two prestigious awards — the first award recognized Segue as being one of the leaders and innovators of the software development industry and the second recognized Segue’s technology excellence. In May, Segue was awarded the SD 100 by SD Times magazine. SD Times selected 100 companies that set a direction followed by developers and the industry in 2003. Segue was awarded SD 100 status in the Test and Debug category, for our SilkPerformer load-testing solution. Later in the year, Segue was awarded the Borland Technology Partner of the Year award at BorCon, Borland’s annual user conference. The Borland Technology Partner of the Year award recognizes a partner who provides products that integrate with, and add value to, Borland development platforms and products. Segue and Borland have had a solid relationship, working together to provide customers with maximum performance in their application development efforts.
      Segue continued to expand its market reach through direct expansion and also through the addition of distribution channels. We opened a sales office in Barcelona, Spain, to support distribution channels throughout the EMEA region, and also in Bangalore, Karnataka, India to support distribution channels throughout the Asia Pacific region. Fiscal 2004 brought a new distributor in North America, too, with the signing of Software Productivity Center (“SPC”), based in Vancouver, British Columbia. SPC will sell and support the Segue product line throughout Canada.
      We deepened our relationship with PeopleSoft in 2004. Our application performance management product portfolio was certified by PeopleSoft. Specifically, SilkPerformer, SilkEssentials for PeopleSoft and SilkCentral Performance Manager all received integration certification. Obtaining certification from PeopleSoft provides a high level of confidence to PeopleSoft customers that our solution is compatible with the PeopleSoft environment. We also formalized our relationship with PeopleSoft Global Services and announced that PeopleSoft Global Services uses SilkPerformer and SilkCentral Performance Manager in the delivery of professional services to PeopleSoft customers.
      Another relationship formalized in 2004 was between Segue and Borland. The two companies agreed to offer a solution and methodology for optimizing the performance of J2EE applications. The joint offering is comprised of Segue’s SilkPerformer, an enterprise load and performance testing solution, and Borland’s Optimizeit ServerTrace, an in-depth J2EE root-cause analysis solution. With the combination of these two products, customers obtain an end-to-end solution for proactively meeting performance targets for J2EE applications.
      On the technology front, we made a major announcement, unveiling our SilkCentral Quality Optimization Platform. SilkCentral advances and extends our Silk product line into a new software quality optimization platform. SilkCentral is designed to centralize control and management of software quality throughout the entire software application lifecycle. SilkCentral serves as the foundation for Segue’s technology direction and incorporates all of the existing Silk family of products, as well as those from other companies, into one cohesive platform. The underlying foundation of SilkCentral is the Silk Common Architecture (SCA), providing a set of common services and interfaces that enable the various SilkCentral modules to integrate with other Silk products and/or third party tools. SilkCentral consists of three product modules which span the application lifecycle: SilkCentral Test Manager, for overall management of the pre-deployment testing effort; SilkCentral Issue Manager, for the tracking and reporting of defects; and SilkCentral Performance Manager, for on-going application performance management, post deployment. Immediately following the SilkCentral Quality Optimization Platform announcement, we issued two major releases of products that are an integral part of the platform: SilkCentral Performance Manager (formerly known as SilkVision) and SilkCentral Test Manager.
      Other notable technology enhancements in 2004 included adding support for the Citrix MetaFrame Presentation Server environment and also for applications that are based on Oracle Forms technology, such as Oracle’s E-Business Suite Oracle Applications 11i. Both of these enhancements were added into SilkPerformer and SilkCentral Performance Manager. SilkTest also was deployed by palmOne for testing Palm handheld devices. We also closed SilkTest business with PalmSource, maker of the Palm OS operating system.
      In the industry, our technology was again recognized as innovative. Both InfoWorld and eWeek — two very prominent publications that cover technology and development topics — performed independent reviews of SilkPerformer. The reviews compared SilkPerformer with competitive offerings from both Compuware and Empirix. Both evaluators ranked SilkPerformer very high. A representative comment from the InfoWorld article: Of SilkPerformer’s .NET support, “It’s the kind of seamless, do-it-your-way integration that many vendors promise but few actually deliver.” With the ability to test middleware components from major vendors and SilkPerformer’s rich scripting language as the product’s major differentiators, the article concludes, “if you need the best application testing solution money can buy, SilkPerformer fits the bill nicely.”
      Finally, in the latter part of the year, Segue formed a Customer Advisory Council (“CAC”), comprised of about 40 customers in North America and Europe. The CAC is a formal platform for Segue, its customers and partners to communicate and exchange ideas around best practices for software quality optimization. The CAC’s goal is to provide direct feedback to Segue that will evolve the Segue product portfolio to best serve the needs of global corporations seeking more effective ways to deploy high quality software applications, reduce business risk and increase return on investment. Segue’s Customer Advisory Council is comprised of companies from the Global 2000, representing a variety of vertical markets. The common link among all member companies is a strong commitment to software quality, supported by the vision of software quality as a strategic business initiative and competitive advantage. Representative CAC members include executives from ACS State Healthcare, America Online, Bank of America, Charles Schwab, DAK, First Data, Hewlett-Packard, Otto, PalmSource, Staples, T-Systems, Varian Medical, webMethods and others.
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
      Unlike mainframe environments, where applications, operating systems, and hardware can be delivered by a single vendor as an integrated solution; or traditional client/server systems, where application development follows a process of specify, design, develop, test, and release, software applications can be developed across many different functional areas in an organization, are usually designed in component fashion, and are continuously being assembled, validated and deployed based on market conditions. In addition, Web-based systems have a multi-tier architecture consisting of applications, middleware, operating systems, databases, browsers, servers, processors and network technology — all designed separately, by multiple vendors. For example, in a Web-based application, a browser might access a Netscape Web server that sends requests to an application server installed on a Microsoft Windows NT platform that, in turn, distributes the requests to an Oracle database, located on a Sun Solaris server. There is a higher probability for application instability or failure when the component layers of Web-based applications are developed separately by multiple vendors and integrated to form a business system. Finally, on an ongoing basis, Web applications present enormous challenges to webmasters, quality assurance professionals, software developers and IT personnel. These challenges include integrating the efforts of many diverse contributors, managing a large and growing number of varied application components and keeping applications up-to-date with changing content, while simultaneously optimizing system reliability, accuracy and overall quality.
      Due to the possible impact of all these factors — either individually or in combination — the importance of thoroughly testing all of the architectural tiers of a system, as well as the overall system integration consisting of all of the components that comprise the system, is paramount.
      One area of technology that is poised to impact the IT industry is Web services. Web services are transforming technology, and are also changing the way software is being delivered and used. Web services technology allows applications and systems to be connected together independently of programming languages, hardware, execution models, and application/infrastructure physical locations. The early adopters of Web services are using technology in a tactical way to build bridges between the technology islands created by Microsoft (e.g. the various Windows platforms, COM middleware architecture, and C++ programming language), and others (e.g. Unix, Java and J2EE architectures). Since Web services require building or buying services and components, (re)assembling them as needed, and integrating them with legacy applications using a Web service architecture, quality and reliability are critical. The challenge for developers, quality assurance professionals, and IT personnel, is dealing with the fact that testing Web services is different from testing a Web site, mainly because it requires that a client application — rather than a user interface — communicate with the Web service. The testing process for Web services should incorporate overall test management, functional, regression, load/performance testing and on-going monitoring — all areas covered by Segue’s SilkCentral Software Quality Optimization (SQO) solutions.
      As businesses move mission-critical applications to newer technologies — such as Web services — to give customers, partners and employees greater access to such applications, they must test and measure the true capacity and scalability of applications in order to provide quality service and to avoid shutdowns, delays and other problems. Such tests should help businesses determine whether: (i) the applications scale; (ii) such applications can operate reliably with little or no downtime; and, (iii) new content can be deployed quickly with the confidence that the system will still provide acceptable performance. To deploy high quality applications that are reliable, companies must integrate testing early in the development lifecycle and extend it into production. By doing so, the integrity and performance of the application in a “real world” environment can be tested before the application is actually deployed and exposed to real customers. Also, once deployed, companies can continue to test and monitor the application to meet the end-user needs for accuracy, availability and performance.
Segment Information
      Segue is active in three business segments: software licenses; training and consulting; and maintenance/support services. Please refer to Note 10 to the Company’s Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about our segments.
Products
      Segue’s suite of products, known as Silk, provides comprehensive verification, load testing and application performance management capabilities. The SilkCentral Software Quality Optimization (SQO) platform ensures quality throughout the application lifecycle — starting with requirements and continuing through to production. Silk supports a wide range of enterprise applications and technologies for both Web and client/server environments.
      Software license revenue from our Silk product line represented approximately 44%, 43% and 45% of total revenues in 2004, 2003 and 2002, respectively. Our SilkTest and SilkPerformer products combined represented approximately 92%, 90% and 96% of product license sales in 2004, 2003 and 2002, respectively.
Current Product Offerings
      SILKTEST is a functional testing product for enterprise applications, whether Web, Java or traditional client/server-based. SilkTest is an easy-to-use test and automation environment that offers many features that enable users to be highly productive in their software test automation efforts. These features include workflow elements for test creation and customization, test planning and management, direct database access and validation, the flexible and robust 4Test scripting language, a built-in recovery system for unattended testing, and the ability to test across multiple platforms, browsers and technologies with one set of scripts.
      SILKTEST INTERNATIONAL is an advanced, standards-based testing platform for today’s global enterprise applications. With SilkTest International, Segue extends the capabilities of SilkTest by providing users with the ability to perform single script, simultaneous testing of localized applications across multiple languages, platforms and Web browsers.
      SILKPERFORMER is a powerful — yet easy to use — enterprise-class load and stress testing solution for optimizing the quality of mission-critical applications. Visual script generation techniques and the ability to test multiple application environments with thousands of concurrent users allow you to thoroughly test an enterprise application’s reliability, performance, and scalability before it’s deployed-regardless of its size and complexity. Powerful diagnostic tools and management reports help isolate problems and enable swift diagnosis — thereby minimizing test cycles and accelerating time to market.

      SILKPERFORMER LITE is an accurate, cost efficient and easy-to-use load and stress-testing tool for predicting the performance, scalability and reliability of Web applications prior to their launch. SilkPerformer Lite lets you quickly create a load test that accurately simulates the real-world behavior of up to 100 simultaneous users utilizing only a single standard computer. What’s more, its visual root-cause analysis tools and management reports help you pinpoint problems and resolve them quickly — minimizing test cycles and accelerating time to market.
      SILKPERFORMER COMPONENT TEST EDITION is a powerful, yet easy-to-use tool for testing the remote software components of distributed applications under realistic server conditions. Its visual interface enables Quality Assurance (QA) personnel without any programming knowledge to test the functionality, interoperability, and performance of these components under concurrent access, early in development. Users can identify and fix potential problems before they become realities, avoiding the time and expense of redevelopment while ensuring the quality of multi-tier applications.
      SILKCENTRAL PERFORMANCE MANAGER (formerly known as SilkVision) is an application performance management solution for optimizing the quality of mission-critical applications. SilkCentral Performance Manager monitors the end-user experience on three dimensions: accuracy, availability and performance. Active monitoring utilizes synthetic business transactions for service-level and performance monitoring, while passive monitoring provides an understanding of real-user behavior by recording actual user transactions. SilkCentral Performance Manager’s Web GUI, powerful root cause analysis tools and support for closed-loop testing enable close collaboration between pre- and post-deployment groups leading to fast problem identification and shorter error turnaround times.
      SILKCENTRAL TEST MANAGER is a new product, created entirely by Segue and first offered for commercial sale in 2004. SilkCentral Test Manager is a single Web-based solution for managing the entire testing process — from incorporating end-user requirements and specifications to planning, scheduling and executing tests to tracking and resolving issues. A central repository provides visibility into the entire quality process, enabling access to all application requirements, specifications, test plans, quality metrics, test results and reports. A Web portal provides anytime/anywhere access to comprehensive project information through a number of standard views. As a result, SilkCentral Test Manager promotes collaboration between quality assurance and development, improves quality by providing clear visibility into the testing process, and creates new efficiencies that shorten release cycles.
      SILKCENTRAL ISSUE MANAGER (formerly known as SilkRadar) is a robust, issue-tracking solution used to manage errors and enhancement requests encountered in software development projects. SilkCentral Issue Manager can be customized to meet the challenges of your business environment — working across multiple products, releases and locations. Because SilkCentral Issue Manager’s flexible defect-tracking workflow allows development and quality assurance to work more closely together, it increases productivity throughout the organization — resulting in an improved development process.
      QA PARTNER is an automated functional and regression testing solution for end-to-end testing of cross-enterprise client/server applications on UNIX/ Motif platforms. QA Partner includes a recovery system that supports unattended testing 24 hours per day, 7 days per week. QA Partner runs across multiple platforms, technologies, and environments.
Services
      We complement our product offerings with training, consulting, customer service and technical support services. Segue’s services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market and enhance our customer’s experience with our products. As of March 5, 2005, we have approximately 45 employees that provide these services.
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
Sales and Marketing
      During December 2003, the Company terminated the employment of the Senior Vice President of International Operations and the Senior Vice President who managed the inside sales function. In January 2004, the Company hired a new Executive Vice President of World-wide Sales and Product Marketing. Under a new sales management team, the sales model was changed slightly to consolidate the role of the business development representative, who’s primary responsibility was to qualify leads and potential business, with the inside sales representative. The inside sales representative now plays a more critical role in qualifying leads and closing smaller valued transactions.
      The overall Company sales strategy remained consistent — primary focus was placed on developing large, enterprise accounts and maintaining a high level of customer satisfaction with Segue’s products and services. Our direct sales team has embraced a value-based sales model as part of our SQO strategy resulting in improved productivity and effectiveness in demonstrating the value of our products and services to our customers and prospects. The Company continues to invest in sales support resources to further improve sales productivity. As of March 5, 2005, our sales organization consisted of 56 employees.
      Direct Sales. The direct sales organization is deployed in teams that consist of enterprise sales representatives, inside sales representatives and technical sales engineers. It is the primary responsibility of the enterprise sales representative to focus on selling Segue’s solutions into Fortune 2000 companies. Inside sales representatives assist the enterprise sales representative on larger deals, focus on smaller deals within their assigned territories, and qualifying leads and potential business opportunities. Technical sales engineers carry the responsibility of supporting the sales process by providing in-depth product expertise that allows customers to understand how Segue’s solutions can improve the quality of their applications and systems.
      Renewal Sales. This group focuses on renewing maintenance contracts with existing customers, up-selling additional products and services to these customers and assuring a high level of customer satisfaction within the existing customer base. In 2004, the continued focus of the team was to increase the percentage of customers who opt to renew maintenance on their licenses.
      Indirect Sales. Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers, consulting partners and distributors. The goal of our strategic alliances group is to focus on a small number of key partners that have the potential, by way of their technology or size, to significantly contribute sales revenue to Segue. Resellers provide incremental revenue in Segue-direct covered geographic areas by selling our products and providing implementation services. Consulting partners do not resell our products but do provide implementation services and may refer leads to the Company. Distributors resell our products, offer consulting/training services and provide level one and level two technical support to end user customers generally in geographic areas that are not covered by Segue’s direct sales force. As of December 31, 2004, the Company had over 35 partners enrolled in the SilkElite Partner program. The focus on partners is primarily to leverage relationships, economies of scale or unique expertise in order to maximize sales coverage for Segue’s products. In an effort to further enhance the success of the partner program we hired a new Vice President of Channel Sales and Strategic Partnerships in late 2004.
      Geographic Sales. Not including our headquarters, we have six sales offices in the United States, one sales office in the United Kingdom, two sales offices in Germany, one sales office in Spain, and one sales office in India. Our international sales force as of March 5, 2005 had approximately 15 employees. Segue derived approximately 32%, 25% and 22%, of its total product revenue from international customers in 2004, 2003 and 2002, respectively.
      Marketing. Our marketing staff supports Segue’s branding, promotion and public relations activities, as well as develops collateral and supporting materials for each of our products. Marketing programs are designed to develop business leads, increase brand awareness and interest in Segue’s products and support business relationships and partnerships to expand Segue’s presence in the marketplace. In January 2004, the Company hired a new Chief Marketing Officer and in March 2004, the Company hired a Senior Director of Product Marketing. As of March 5, 2005 our marketing staff consisted of 9 employees.
Backlog
      The time between order and delivery of Segue’s products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders. In the fourth quarter of 2003, however, Segue experienced a backlog of approximately $400,000 in software licenses received after the cessation of shipping operations due to the New Year’s holiday. These orders were delivered in January 2004. The Company did not have a backlog as of December 31, 2004.
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
      Segue maintains research and development centers in our corporate headquarters in Lexington, Massachusetts and in Linz, Austria. As of March 5, 2005, we had approximately 52 employees in research and development.
      In 2004, the Company had major releases of its flagship products, SilkTest and SilkPerformer. With our .Net support, we are able to offer a complete solution for regression testing and performance testing of .Net applications. Further, another major enhancement of our product line now allows for testing Citrix applications. Also, SilkPerformer’s support of Oracle Forms will now allow us to complete our performance management offering for the Oracle market. Finally, we continued to develop our Software Quality Optimization platform which will allow our customers to provide quality management through out the entire software application life cycle.

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
Competition
      The market for software management and testing tools is intensely competitive, rapidly evolving and subject to constant technological change. In the enterprise testing market segment, Segue currently encounters direct competition from a number of public and private companies such as Mercury Interactive, IBM/ Rational, Compuware and Empirix, each of which offers a variety of products and services. In the application performance management and monitoring arena, Segue faces direct competition from many vendors, including Mercury Interactive and Compuware.
      In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and potential future competitors have significantly greater financial, technical, marketing and other resources than we have, and many have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly secure significant market share. We also expect that competition will increase as a result of software industry consolidations or increased Web usage. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. There can be no assurance that Segue will be able to compete effectively against current and future competitors.
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
Proprietary Technology
      Segue has three United States patents. Five more patent applications are currently under evaluation by the United States Patent and Trademark Office; “Method and System for Tracking Software Licenses and Usage”, which relates to our innovative metered license system; “Automatic Context Management for Web Applications with Client Side Code Execution”, which generally relates to a method for testing, monitoring and automating network applications where web client simulations are used; “Method and System for Automatic Detection of Monitoring Data Sources”, which relates to tools for assisting in the management and monitoring of computer systems and network infrastructure; “Serving Concurrent TCP/ IP Connection of Multiple Virtual Internet Users with a Single Thread”, which relates to the testing of servers or other distributed or networked computer systems and “Method of Non-Intrusive Analysis of Secure and Non-Secure Web Application Traffic in Real-Time”, which relates to automatic detection of unexpected failures in Web sites.
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
Employees
      As of March 5, 2005, we had approximately 187 full-time employees with 52 in research and development, 65 in sales and marketing, 45 in services, and 25 in operations, finance, legal, information systems, human resources and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.
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
      Segue’s corporate headquarters is located in Lexington, Massachusetts, under a sublease that expires in October 2007. On January 24, 2003, the Company received approval from the landlord to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was classified as restricted cash and was reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. During 2004, this letter of credit was reduced to $400,000. The cash security of $440,000 (letter of credit plus 10%) that was posted is reported in Other Assets on the Company’s balance sheet at December 31, 2004. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.
      During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office will replace our Los Gatos and San Francisco sales offices, for which the lease will expire for both locations during the first quarter of 2005. Please see Notes 8 and 9 to the Consolidated Financial Statements included in this Form 10-K for further details related to our leases.

      During 2004, we expanded our global coverage by opening two new sales offices located in Barcelona, Spain and Bangalore, Karnataka, India. The office in Barcelona will serve Spain and provide additional support to our partners and customers in the European, Middle Eastern and Africa region. The office in Bangalore will expand our global reach into the Asia Pacific region and provide additional support to the resellers we have been working with in India, Australia, China and Japan.
      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on 3,801 square feet was terminated on June 30, 2004, as opposed to the original termination date of June 30, 2006. The early termination of this lease resulted in over $100,000 in net rent expense reductions through June 30, 2006.
      As of December 31, 2004, we had a total of seven field sales and support operations throughout the United States, six locations in Europe and one location in Asia. Remote product development facilities are located in Linz, Austria. Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in August 2006 and includes an option for renewal. We believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

Item 3.	Legal Proceedings
      Various claims have been asserted against us. We do not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	Submission of Matters To a Vote of Security Holders
      No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.
PART II
Item 5.      Market for The Registrant’s Common Equity and Related Stockholder Matters
Market Price for Common Stock
      For further information regarding our listing status, please see the risk factor entitled “We Can Not Assure a Liquid Market for Our Stock” under the heading “Risks and Factors that May Affect Future Results” which is included in Item 7.
      The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the Nasdaq SmallCap Market. Our Common Stock is traded under the Nasdaq symbol: SEGU. These prices do not include retail markups, markdowns, or commissions.

Year Ended December 31, 2004:	High	Low

Fourth Quarter	$6.26	$3.85
Third Quarter	$4.34	$3.23
Second Quarter	$4.35	$3.41
First Quarter	$4.96	$2.51

Year Ended December 31, 2003:	High	Low

Fourth Quarter	$3.00	$2.30
Third Quarter	$2.92	$2.02
Second Quarter	$2.47	$1.93
First Quarter	$2.44	$1.02

      On March 18, 2005, the closing price reported on the Nasdaq SmallCap Market for the Common Stock was $5.23. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.
Holders of Record
      As of March 18, 2005, there were approximately 144 registered direct holders of record of the Common Stock and 10,166,496 shares of Common Stock outstanding.
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
Equity Compensation Plan Information
      The following table sets forth a summary of the Company’s equity compensation plans as of December 31, 2004:

	Number of Securities to		Weighted-Average	Number of Securities
	be Issued upon Exercise		Exercise Price of	Remaining Available for
	of Outstanding Options,		Outstanding Options,	Future Issuance under
Plan Category	Warrants and Rights(1)		Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders- 1996 Plan and the ESPP	2,292,847	(2)	$5.26	485,136	(3)
Equity compensation plans not approved by security holders-the 1998 Plan	1,098,690		$5.89	35,136

Totals	3,391,537		$5.47	520,272

(1)	Consists of the 1996 Plan, the 1998 Plan and the ESPP.

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and, therefore, the number of shares to be purchased) will not be determined until the end of the offering period. The offering period ended on February 15, 2005 and an additional 44,802 shares were issued to employees under the ESPP.

(3)	Includes shares available for future issuance under the ESPP.
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

      Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they are required to take cash payments in lieu of dividends in kind.
      Beginning with the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its Preferred Stock, both Series B and C, at the end of each quarter. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of its Preferred Stock and calculating the amount of the dividends earned. We accrue for the estimated value of the total Preferred Stock dividend-in-kind on a quarterly basis. Each sale and issuance of our Preferred Stock was consummated in reliance on Regulation D under the Securities Act of 1933, as amended.
      On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005. The amendment to the terms of the Series B Preferred Stock is subject to approval by the Company’s stockholders at the next annual meeting, which is scheduled for June 6, 2005. The holder of the Series B Preferred Stock, S-7 Associates LLC, a company managed and owned by Dr. James Simons, Segue’s chairman, and Dr. James Simons have contractually agreed to vote in favor of the amendment. If the amendment is approved by the Company’s stockholders, we expect that the reduced dividend rate would be in effect for the June 30, 2005 dividend on the Series B Preferred Stock.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred” accounting pronouncement, which became effective January 1, 2002, the Company has reclassified $490,000 and $738,000 of reimbursable travel as services revenue from cost of service for the years ended December 31, 2001 and 2000 respectively, to be consistent with current presentation.

	Fiscal Years Ended December 31,

	2004	2003		2002		2001	2000

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$14,644	$12,677		$13,334		$15,977	$36,606
Services	18,516	16,713		17,432		22,499	22,288

Gross revenue	33,160	29,390		30,766		38,476	58,894
Less vendor consideration to a customer	(154)	(161	)(5)	(1,078	)(3)	—	—

Net revenue	33,006	29,229		29,688		38,476	58,894
Cost of revenue:
Cost of software	352	385		740		610	2,394
Cost of services	4,947	5,012		5,264		7,760	9,444

Total cost of revenue	5,299	5,397		6,004		8,370	11,838
Gross margin	27,707	23,832		23,684		30,106	47,056
Operating expenses:
Sales and marketing	14,019	14,078		15,547		26,241	35,452
Research and development	6,610	5,879		5,696		7,916	9,683
General and administrative	4,711	4,423		5,443		7,747	9,820 (1)
Amortization of goodwill	—	—		—		1,505	1,505
Restructuring charges	—	725	(6)	1,203	(4)	4,221 (2)	—

Total operating expenses	25,340	25,105		27,889		47,630	56,460

Income (loss) from operations	2,367	(1,273)		(4,205)		(17,524)	(9,404)
Interest and other income, net	108	48		93		508	1,061

Income (loss) before provision for income taxes	2,475	(1,225)		(4,112)		(17,016)	(8,343)
Provision for income taxes	35	98		166		216	221

Net income (loss)	$2,440	$(1,323)		$(4,278)		$(17,232)	$(8,564)

Preferred stock dividend-in-kind	763	316		147		—	—
Net income (loss) applicable to common shares	$1,677	$(1,639)		$(4,425)		$(17,232)	$(8,564)
Net income (loss) per common share — Basic	$0.17	$(0.17)		$(0.46)		$(1.83)	$(0.91)
Net income (loss) per common share — Diluted	$0.15	$(0.17)		$(0.46)		$(1.83)	$(0.91)
Weighted average common shares outstanding — Basic	9,932	9,732		9,562		9,404	9,393
Weighted average common shares outstanding — Diluted*	10,834	9,732		9,562		9,404	9,393
BALANCE SHEET DATA:
Cash and cash equivalents	$11,028	$7,495		$5,335		$2,326	$9,379
Short-term investments	—	—		—		4,949	7,839
Working capital (deficit)	3,579	(232)		(2,185)		(1,174)	12,020
Total assets	21,321	17,637		17,195		19,644	39,901
Long-term obligations	—	—		—		—	—
Total stockholders’ equity	$6,438	$3,282		$2,701		$4,479	$21,050

*	The assumed conversion of preferred shares into common shares is not included for the fiscal year ended December 31, 2004 because their inclusion would be anti-dilutive.

(1)	General and administrative expenses for 2000 include $750,000 for settlement of litigation.

(2)	Restructuring charges in 2001 include $1.3 million of severance and other employee-related costs and $2.9 million of facility-related costs associated with the second and third quarter restructuring actions.

(3)	Consideration to customer of $1.1 million in 2002 is required to be classified in net revenue under EITF No. 01-9.

(4)	Restructuring charges in 2002 include $559,000 of severance and other employee-related costs and $644,000 of facility-related costs associated with the first quarter restructuring action and adjustments to management’s estimates of our facility related costs in the second and third quarter.

(5)	Less vendor consideration to a customer in 2003 includes a refund of $175,000 from the $1.0 million we paid to IBM in 2002.

(6)	Restructuring charges in 2003 include $725,000 of severance and other employee-related costs due in part to the termination of three senior vice-presidents of Segue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during 2004. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
      During 2004, our overall operating results reflected strong financial improvement over 2003. In September 2003, we saw the arrival of a new Chief Executive Officer (“CEO”) who brought a new strategy to Segue. In January 2004, our new CEO hired a new Executive Vice President of Worldwide Sales and Product Marketing and a Chief Marketing Officer to further strengthen our restructured senior management team.
      In 2004, we achieved profitability while growing revenue and focusing on our new strategic objectives: profitable revenue growth, market-driven product innovations and a focus on selective partnerships and alliances. Total revenue grew 13% to $33.0 million during 2004 as compared to $29.2 million during the same period last year. We reported a net income applicable to common shares of $1.7 million, or $0.15 per diluted share for 2004. This compares to a net loss applicable to common shares of $1.6 million, or a loss of $0.17 per diluted share, in 2003. Total operating expenses and cost of sales combined, totaled $30.6 million during 2004, compared to $30.5 million in 2003. Our total worldwide headcount at December 31, 2004 and 2003 remained constant at 186 employees.
      At December 31, 2004, our reported cash and cash equivalent balance was $11.0 million, compared to $7.5 million at December 31, 2003. We reported positive cash flow from operations of $2.9 million in 2004, compared to $32,000 positive cash flow reported in 2003. Deferred revenue increased to $10.5 million during 2004, as compared to $9.0 million in 2003. We continue to have no debt on our balance sheet and have no off-balance sheet contingency debt.
      Over the last three years, we have been able to reduce our net loss through a streamlining of the organization, which included restructurings, consolidations, process improvements, office closings and general improved cost control. In 2004, we continued to improve and grow the business by focusing on our three strategic priorities: profitable revenue growth, market-driven product innovations; and a focus on selective partnerships and alliances.

Recent Accounting Developments
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. According to Statement 123R, an entity is also required to recognize compensation expense for awards outstanding at the required effective date for which the requisite service has not been rendered (such as awards that are unvested because service requirements have not been completed) as the requisite service is subsequently rendered. The compensation expense will be based on the grant date fair value of the award as was determined under Statement 123 for either recognition or pro forma disclosures. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements beginning in Q3 of fiscal 2005.
      On December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (The Act)” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet quantified the benefit that may be realized from this provision of the Act.
      The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. The Company continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate. Currently the Company does not expect to repatriate foreign earnings.

Lease Commitments
      Segue’s corporate headquarters is located in Lexington, Massachusetts, under a sublease that expires in October 2007. On January 24, 2003, the Company received approval from the landlord to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was classified as restricted cash and was reflected in Other Assets on the Company’s balance sheet. This required letter of credit will reduce over time, by formula, to zero by August 2005. During 2004, this letter of credit was reduced to $400,000. The cash security of $440,000 (letter of credit plus 10%) that was posted is reported in Other Assets on the Company’s balance sheet at December 31, 2004. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.
      During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office will replace our Los Gatos and San Francisco sales offices, for which the lease will expire for both locations during the first quarter of 2005. Please see Notes 8 and 9 to the Consolidated Financial Statements included in this Form 10-K for further details related to our leases.
      During 2004, we expanded our global coverage by opening two new sales offices located in Barcelona, Spain and Bangalore, Karnataka, India. The office in Barcelona will serve Spain and provide additional support to our partners and customer in the Europe, Middle East and Africa region. The office in Bangalore will expand our global reach into the Asia Pacific region and provide additional support to the resellers we have been working with in India, Australia, China and Japan.
      In May 2001, the Company entered into a five-year lease for a branch sales office consisting of approximately 3,800 square feet in Irving, Texas. This office replaced an executive suite arrangement that Segue had been using. In September 2003, the Company paid $29,000 to the landlord in order to exercise the early termination clause in the Company’s lease agreement. By making the payment, the Company’s lease on

3,801 square feet was terminated on June 30, 2004, as opposed to the original termination date of June 30, 2006. The early termination of this lease resulted in over $100,000 in net rent expense reductions through June 30, 2006.
      The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2004 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2005	$1,896	$(97)	$1,799
2006	1,720	(100)	1,620
2007	1,459	(85)	1,374
2008	143	0	143
2009	95	0	95
Thereafter	22	0	22

Total	$5,335	$(282)	$5,053

      Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled $1.8 million, $2.0 million and $2.3 million, respectively.
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
      Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Refer to Note 9 in our Consolidated Financial Statements in this Form 10-K for additional information. Segue did not execute a restructuring plan in 2004 and thus incurred no related charges for severance and other employee-related costs during 2004.
      The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At December 31, 2004, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $1.1 million. This is comprised of an estimated $1.4 million for future rents payable by Segue on unoccupied space less approximately $282,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.
      Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the fourth quarter of 2004, Segue performed an analysis of the transitional fair value of the goodwill on the Company’s balance sheet. The analysis demonstrated that no impairment existed at December 31, 2004 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2004.
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
      On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005. The amendment to the terms of the Series B Preferred Stock is subject to approval by the Company’s stockholders at their next annual meeting, which is scheduled for June 6, 2005. The holder of the Series B Preferred Stock, S-7 Associates LLC, a company managed and owned by Dr. James Simons, Segue’s chairman, and all other voting shares of Dr. James Simons have agreed to vote in favor of the amendment. If the amendment is approved by the Company’s stockholders, we expect that the reduced dividend rate would be in effect for the June 30, 2005 dividend on the Series B Preferred Stock.
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

Results of Operations
      The following table sets forth, for the periods indicated, the percentage of total net revenue represented by certain items reflected in Segue’s consolidated statements of operations:

	Years Ended December 31,

	2004	2003	2002

Revenue:
Software	44.4%	43.4%	44.9%
Services	56.1	57.2	58.7

Gross revenue	100.5	100.6	103.6
Less vendor consideration to a customer	(0.5)	(0.6)	(3.6)

Net revenue	100.0	100.0	100.0
Cost of revenue:
Cost of software	1.1	1.3	2.5
Cost of services	15.0	17.1	17.7

Total cost of revenue	16.1	18.4	20.2
Gross margin	83.9	81.6	79.8
Operating expenses:
Sales and marketing	42.5	48.2	52.4
Research and development	20.0	20.1	19.2
General and administrative	14.3	15.1	18.2
Restructuring charges	—	2.5	4.1

Total operating expenses	76.8	85.9	93.9

Income (loss) from operations	7.1	(4.3)	(14.1)
Interest and other income, net	0.3	0.2	0.3

Income (loss) before provision for income taxes	7.4	(4.1)	(13.8)
Provision for income taxes	(0.1)	(0.3)	(0.6)

Net income (loss)	7.3%	(4.4)%	(14.4)%

Software Revenue
      Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue increased 16%, or $1.9 million, to $14.6 million during 2004 as compared to $12.7 million in 2003. This increase was primarily attributed to an increase in sales of both SilkTest and SilkPerformer solutions and a slight increase in sales from our new SilkCentral platform solutions which was introduced in May 2004. Included in this increase was $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004. International product sales represented 32% and 25% of our total product sales in 2004 and 2003, respectively. The total dollar amount of international product sales increased by approximately $1.5 million, or 47%.
      Software revenue decreased 5%, or $600,000, to $12.7 million in 2003 as compared to $13.3 million in 2002. This decrease was primarily attributable to $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004, a continued result of the difficult economic environment causing a slowdown of spending on IT, and to increased competition. International product sales represented 25% and 22% of our total product sales in 2003 and 2002, respectively. The total dollar amount of international product sales increased by approximately $252,000 or 9%.

      Software revenue growth depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition. It is difficult to determine if we will be able to continue to grow software revenue in the future.

Services Revenue
      Services revenue consists of revenue from maintenance, training and consulting. Service revenue increased 11%, or $1.8 million, to $18.5 million during 2004 as compared to $16.7 million in 2003. Maintenance revenue increased 12%, or $1.6 million, to $15.5 million during 2004 as compared to $13.9 million in 2003. This increase was primarily attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses as compared to 2003. Training and consulting revenue increased 7%, or $200,000, to $3.0 million during 2004 as compared to $2.8 million in 2003. This increase was primarily due to an increase in bookings of domestic consulting and training engagements. Additionally, we continue to see an increase in customers using on-line training which the Company began offering in 2002 and has proven to be successful. On-line instructor monitored training allows the Company’s customers a flexible option in which to realize the full value of training while keeping expenses, such as travel and lodging, to a minimum.
      Service revenue decreased 4%, or $700,000, to $16.7 million in 2003 as compared to $17.4 million in 2002. Maintenance revenue increased 5%, or $700,000, to $13.9 million in 2003 as compared to $13.2 million in 2002. This increase was primarily attributable to an increase in renewals of existing maintenance contracts due to a larger base of licenses. Recognized maintenance revenue is being amortized over the contract period, which is predominately a 12-month period. Training and consulting revenue decreased 33%, or $1.4 million, to $2.8 million in 2003 as compared to $4.2 million in 2002. This decrease was primarily due to the continued difficult economic conditions in 2003, which caused a decrease in bookings and delivery of training and consulting engagements.
      It is difficult to determine if we will be able to continue to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer
      Vendor considerations to a customer consist of the Company’s commitment to making payments to several vendors, resellers, and distributors. Under EITF Issue No. 01-9 (see Note 1 to the Consolidated Financial Statements), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2004, 2003, and 2002. Vendor considerations to a customer decreased 4%, or $7,000, to $154,000 during 2004 as compared to $161,000 in 2003. This decrease is primarily attributed to a reduction in the number of deals to which a referral fee applied. The reported amount of $161,000 for 2003 was net of a $175,000 refund of previously paid vendor considerations.
      Vendor considerations to a customer decreased 85%, or $917,000, to $161,000 in 2003 as compared to $1.1 million in 2002. This decrease was mainly due to a one-time payment of $1.0 million that the Company made to IBM in January 2002, partially offset by a $175,000 refund of this one-time payment in October 2003. On March 21, 2003, IBM notified us that the Infrastructure and Systems Management Division of Global Services would no longer be selling hosted services for application performance monitoring and scalability testing. In October 2003, we negotiated the termination of this portion of the IBM contract and the return of $175,000 of the consideration not spent by IBM in the deployment of this service.

Cost of Software
      Cost of software includes documentation, product packaging and shipping, product media, employment costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software decreased 9%, or $33,000, to $352,000 in

2004 as compared to $385,000 in 2003. As a percent of software revenues, cost of software was 2% in 2004 as compared to 3% in 2003. This decrease is mainly attributed to a $43,000 decrease in royalty expense due primarily to reduced sales of products covered under an OEM agreement with T-Plan Ltd.
      Cost of software decreased 48%, or $355,000, to $385,000 in 2003 as compared to $740,000 in 2002. As a percent of software revenues, cost of software was 3% in 2003 as compared to 6% in 2002. This decrease was primarily attributable to a reduction of $50,000 in personnel-related costs due to a reduced number of employees, a reduction of $85,000 in reseller referral fee commissions, and a reduction of $162,000 in royalty expenses. The decrease in royalty expense was primarily due to the fact that during 2003 we were able to renegotiate our contract with T-Plan Ltd, resulting in a reduced royalty rate for 2003. As a result of this, T-Plan Ltd royalties were $175,000 in 2003 as compared with $315,000 in 2002.

Cost of Services
      Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts, and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services decreased 2%, or $100,000, to $4.9 million in 2004 as compared to $5.0 million in 2003. As a percent of service revenue, cost of services was 27% in 2004 as compared to 30% in 2003. Cost of training and consulting decreased 13%, or $300,000, to $2.1 million during 2004 as compared to $2.4 million in 2003. This decrease was mainly attributed to a decrease of $196,000 in personnel cost due to a reduced number of employees, a decrease of $78,000 in allocated facility expenses and a decrease of $77,000 in depreciation expense resulting from more fully depreciated assets in 2004. Theses decreases were partially offset by an increase of $77,000 in outsourcing expense due to our growth in services and an increase of $52,000 in travel. Cost of maintenance increased 8%, or $200,000, to $2.8 million during 2004 as compared to $2.6 million in 2003. This increase is primarily attributed to an increase of $218,000 in exchange rate translation in the European market of our foreign technical support operations and an increase of $79,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. These increase was partially offset by a decrease of $59,000 in personnel-related costs due to a reduced number of employees and a decrease of $56,000 in depreciation expense.
      Cost of services decreased 6%, or $300,000, to $5.0 million in 2003 as compared to $5.3 million in 2002. As a percent of service revenue, cost of services was 30% in 2003 as compared to 30% in 2002. Cost of training and consulting decreased 8%, or $200,000, to $2.4 million in 2003 as compared to $2.6 million in 2002. The decrease in cost of training and consulting of $200,000 was primarily attributed to a decrease of $110,000 in outsourced expense due to a decline in training and consulting revenue and a decrease of $169,000 in allocated facility-related cost due to the restructuring actions in 2002. These decreases were partially offset by an increase of $70,000 in commissions because more employees were covered by the plan in 2003. The decrease in cost of training and consulting for the year ended December 31, 2003 of $200,000 is significantly less than the $1.4 million reduction in training and consulting revenue due to the fact that the majority of these fixed costs are related to personnel, which remained steady, resulting in a significant decrease in gross margin percentage. Cost of maintenance decreased 4%, or $100,000, to $2.6 million in 2003 as compared to $2.7 million in 2002. An increase of $146,000 in exchange rate translation in the European market of our foreign technical support operations and an increase of $44,000 in personnel-related costs were offset by a decrease of $86,000 in telephone expenses due to cost saving measures in 2002 and a decrease of $112,000 in depreciation as a result of fully depreciated assets in our Northern Ireland technical support center.

Sales and Marketing
      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expense decreased 1%, or

$100,000, to $14.0 million during 2004 as compared to $14.1 million in 2003. As a percent of net revenue, total sales and marketing expense was 42% for 2004 as compared to 48% for 2003. Sales expense decreased 10%, or $1.3 million, to $11.4 million during 2004 as compared to $12.7 million in 2003. This decrease was primarily due to a reduction of $908,000 in personnel-related costs due to a reduced number of employees, a decrease of $248,000 in allocated facility expenses, and a decrease of $244,000 in depreciation expense resulting from more fully depreciated assets in 2004. These decreases were partially offset by an increase of $242,000 in the exchange rate translation in the European market of our foreign sales operations. Marketing expense increased 86%, or $1.2 million, to $2.6 million during 2004 as compared to $1.4 million in 2003. This increase was primarily attributed to an increase of $717,000 in personnel-related costs due to an increased number of employees, an increase of $91,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, and increase of $87,000 in allocated facility expenses due to a slight increase in the headcount percentage in marketing relative to our total employees in fiscal 2004, and an increase of $227,000 in marketing programs. We plan to continue to tightly control the level of expenses for marketing programs, but further reductions to these programs may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.
      Total sales and marketing expense decreased 9%, or $1.4 million, to $14.1 million in 2003 as compared to $15.5 million in 2002. As a percent of net revenue, total sales and marketing expense was 48% for 2003 as compared to 52% for 2002. Sales expense decreased 3%, or $400,000, to $12.7 million in 2003 as compared to $13.1 million in 2002. The decrease in total sales expense of $400,000 was due to a decrease of $628,000 in personnel-related cost and a decrease of $187,000 in travel cost due to a reduced number of employees, and a decrease of $255,000 due to allocated facility-related costs associated with the restructuring actions of excess office space in 2002. These decreases were partially offset by an increase of $266,000 in commissions due to a change in the commission plan from 2002 and several employees exceeding quota and an increase of $306,000 in the exchange rate translation in the European market of our foreign sales operations. Marketing expense decreased 42%, or $1.0 million, to $1.4 million in 2003 as compared to $2.4 million in 2002. This decrease was primarily attributed to a decrease of $748,000 in personnel-related costs and $102,000 in travel costs associated with a reduced number of employees, a decrease of $289,000 in allocated facility-related costs associated with the restructuring of excess office space in 2002, partially offset by an increase of $145,000 in marketing programs which includes advertising, promotional materials, creative services and trade shows.
      We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to grow revenue faster than expenses.

Research and Development
      Research and development expenses consist primarily of salaries, benefits, and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense increased 12%, or $700,000, to $6.6 million during 2004 as compared to $5.9 million in 2003. This increase was primarily attributable to an increase of $277,000 in personnel-related costs due to an increased number of employees, an increase of $243,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, and an increase of $342,000 due to rate valuation of the U.S. dollar to the European Euro, as a substantial portion of our research and development expenses were from our Austria subsidiary. This increase was partially off-set by a decrease of $114,000 in depreciation expense resulting from more fully depreciated assets in 2004.
      Research and development expense increased 4%, or $200,000, to $5.9 million in 2003 as compared to $5.7 million in 2002. This increase was primarily attributable to an increase of $132,000 in consulting and temporary personnel costs and an increase of $542,000 in the exchange rate translation due to the stronger Euro. These increases were partially offset by a decrease of $235,000 in facility-related costs due to the restructuring of excess office space in 2002 and a decrease of $154,000 due to personnel-related costs attributable to fewer employees.

General and Administrative
      General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense increased 7%, or $400,000, to $4.7 million during 2004 as compared to $4.4 million in 2003. This increase was primarily attributable to an increase of $113,000 in personnel-related costs due to an increased number of employees, an increase of $195,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, and an increase of $278,000 in professional services due to increased audit, legal and bank fees. These increases were partially off-set by a decrease of $154,000 in recruiting expense primarily associated with the CEO search in 2003, a decrease of $105,000 in depreciation expense associated with more fully depreciated assets in 2004, and a decrease of $74,000 in the foreign currency transaction expense.
      General and administrative expense decreased 19%, or $1.0 million, to $4.4 million in 2003 as compared to $5.4 million in 2002. This decrease was primarily attributed to a decrease of $264,000 in personnel-related costs due to a reduced number of employees, a decrease of $436,000 in allocated facility-related costs due to the restructuring of excess office space in 2002, a decrease of $551,000 in legal expense due to the settlement of several employment issues and completed sub-lease negotiations in 2002, and a decrease of $82,000 in the foreign currency transaction expense. These reductions were offset by an increase of $244,000 in bad debt as compared to several large recoveries in 2002 and an increase of $174,000 due to recruitment charges incurred relating to the CEO search.

Restructuring Charges
      There were no restructuring charges recorded during 2004. Total restructuring charges were $725,000 for the year ended December 31, 2003, or 2% of net revenue, compared to $1.2 million for the year ended December 31, 2002, or 4% of net revenue. During the fourth quarter of 2003, Segue executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs. This restructuring plan included the termination of eight employees, including three senior vice presidents. The restructuring costs of approximately $725,000 were paid in full during the year ended December 31, 2004. During the first quarter of 2003, the entire $82,000 balance that was accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002 was paid in full. At March 31, 2003, we had fulfilled all our liabilities related to severance and other employee related costs associated with all of the restructuring actions from prior years.
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

Interest and Other Income (Expense)
      Interest and other income and expense consists primarily of interest earned on cash, cash equivalents and short-term investment balances. Interest and other income, net increased 125%, or $60,000, to $108,000 during 2004 as compared to $48,000 in 2003. This increase is primarily attributed to an increase of $46,000 in interest income on higher balances of cash and cash equivalents in 2004 in comparison to the same period in 2003 and an increase of $20,000 in other income which was related to the settlement of a minor sublease issue during the first quarter of 2004.
      Interest and other income, net decreased 48%, or $45,000, to $48,000 in 2003 as compared to $93,000 in 2002. The decrease was primarily attributed to a decrease in interest income due to a decline in interest rates in 2003 as compared to 2002.
      The Company had no interest expense for the years ended December 31, 2004, 2003 and 2002. Segue carries no debt.

Provision For Income Taxes
      Provisions for federal, foreign and state income taxes decreased 64%, or $63,000, to $35,000 during 2004 as compared to $98,000 in 2003. The decrease was primarily attributed to a foreign grant for research and development tax credit and a prior year adjustment in foreign tax provisions. The Company did not incur current federal taxes on income for the fiscal year ended December 31, 2004 based on differences between book and taxable income and the utilization of federal tax net operating loss carry forwards.
      Provisions for foreign and state incomes taxes decreased 41%, or $68,000, to $98,000 in 2003 as compared to $166,000 in 2002. The reduction in 2003 is primarily due to certain foreign taxes that included a newly introduced research and development tax credit grant.
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
Liquidity and Capital Resources
      At December 31, 2004, our principal sources of liquidity consisted of $11.0 million of cash and cash equivalents, compared to $7.5 million and $5.3 million at December 31, 2003 and 2002, respectively. An additional $770,000 of restricted cash was posted in late 2002 as security for the letter of credit related to our restructured sublease for our Lexington headquarters and will reduce, by formula, to zero by August 2005. This restricted cash is shown in other assets on our balance sheet and was reduced to $440,000 in 2004 as compared to $770,000 in 2003 and 2002.
      Our operating activities generated cash of $2.9 million in 2004, as compared to $32,000 cash generated in 2003. In 2004, cash generated primarily resulted from our net income during the period and the positive impact of non-cash items such as depreciation and amortization expense, and an increase in deferred revenue and accounts receivable, offset by a decrease in accrued expenses and accounts payable.
      Our investing activities utilized cash of $48,000 in 2004, compared to cash generated of $112,000 in 2003. Cash used in 2004, primarily came from the result of the purchase of replacement computers and equipment, partially offset by a decrease in other assets as a result of the reduction to restricted cash mentioned above. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

      Our financing activities generated cash of $576,000 in 2004, compared to $1.7 million in 2003. Cash generated in 2004, primarily came from the issuance of common stock under our employee stock option and stock purchase plans. During 2003, the Company completed two separate preferred stock offerings which generated $1.5 million in cash, in addition to the increase from the issuance of common stock under our employee stock option and stock purchase plans. On October 21, 2003, the Company completed a preferred stock offering of 166,667 shares of Preferred C Stock to S-7 Associates and Dr. Howard Morgan and received $500,000 as proceeds from such offering. On November 25, 2003, the Company received $1.0 million in proceeds from the sale of 333,333 shares of Preferred C Stock to a private investor. Please refer to Note 5 to the Company’s Consolidated Financial Statements contained in this Form  10-K for more detailed financial information about this transaction.
      Long-term cash requirements, other than for normal operating expenses and those described above are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.
      We have reduced our workforce and overhead expenses as described above and minimized capital spending and other uses of cash. However, in order to sustain profitability and to continue positive cash flow from operations, we must maintain or increase our revenue from current levels.
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
      Our results may fluctuate. Our revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; changes in the general business climate, including the uncertainty of IT spending; competition and pricing; customer order deferrals or reductions in the size of individual orders as a result of general business conditions; ability to increase sales from enterprise companies; and general economic conditions. Substantial portions of our operating expenses are related to personnel, facilities and marketing and sales programs. The level of spending for such expenses can not be adjusted quickly and is based, in significant part, on our expectations of future revenues. If actual revenue levels are below management’s expectations, results of operations are likely to be adversely affected.
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
      We may not be profitable in the future. For the fiscal year ended December 31, 2004, we reported net income of approximately $2.5 million. Prior to the fiscal year ended December 31, 2004, we generally experienced losses. Prior losses have resulted in an accumulated deficit of approximately $56.1 million as of December 31, 2004. It is uncertain whether we can maintain profitability in the future.
      For the fiscal year ended December 31, 2004, we had total revenue of $33.0 million versus $29.2 million in the fiscal year ended December 31, 2003. We continue to aggressively monitor our expenses and conserve cash. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to maintain profitability may adversely affect the market price of our common stock.
      Business conditions and Information Technology (IT) spending could cause a decline in revenue. The level of future IT spending remains uncertain. This is particularly true in light of the changes in the general business climate in recent years. If IT spending does not increase, our ability to generate revenues may be diminished and, as a result, may adversely impacted.
      We may not derive substantial incremental revenue from our alliances and SilkElite Partner Program. In an effort to augment product revenue derived from the efforts of our direct sales force, we have focused on expanding our key strategic alliances and on building a successful SilkElite Partner Program. To date, we have established alliances with PeopleSoft, Keynote Systems, Borland Software and Microsoft.
      In an effort to further enhance the success of the SilkElite Partner Program, we hired a new Vice President of Channel Sales and Strategic Partnerships in late 2004. The effect of this new position on our SilkElite Partner Program is uncertain.
      The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to us and use our software products in the delivery of consulting services. The SilkElite Partner Program accounted for 16% of total revenue for the year ended December 31, 2004 versus 15% for the year ended December 31, 2003. The success of our strategic alliances and the SilkElite Program is uncertain, however, and such success faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price may be adversely affected.
      Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we feel we need to develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the fiscal year ended December 31, 2004, over 92% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 90% in same period last year. During the quarter ended March 31, 2004, we released SilkPerformer 6.5, the newest version of our enterprise-class load and stress-testing tool. During the quarter ended June 30, 2004, we released SilkCentral Test Manager 7.0 and SilkTest 7.0, our newest versions of comprehensive test management and functional testing software. During the fourth quarter of 2004, we released SilkCentral Performance Manager 2.7, the newest version of our application performance management software for monitoring production behavior of applications. If these new products are not successful, if we fail to continue to develop and introduce new products and enhancements on a timely basis, or if we fail to maintain our level of product revenue from SilkPerformer and SilkTest our business and the results of our operations may be adversely affected.

      We may face liquidity issues. We have taken steps to conserve our use of cash, including significantly reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to improve our liquidity and to achieve greater efficiencies. We believe that, based on expense savings and the growth of our revenue in the fiscal year ended December 31, 2004, future sales at or above current levels should be sufficient to allow us to continue our positive cash flow. For the fiscal year ended December 31, 2004, we generated $3.5 million in overall positive cash flow. Our total net revenue of $33.0 million for such period was approximately 13% greater than for the same period last year. If we fail to maintain or grow revenue, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or if we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be adversely affected.
      Our stock price may be volatile. The market price of our common stock is subject to significant fluctuations. The market price of our common stock may be significantly affected by the announcement of new products, product enhancements or technological innovation by us or our competitors, changes in our or our competitor’s results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. In addition, the capital stocks of technology stocks in general have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of our commons stock could be adversely affected by such fluctuations.
      We face significant competition from other software companies. The market for web-based software quality management and testing and monitoring tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. We currently encounter competition from a number of public and private companies, including Mercury Interactive Corporation, IBM-Rational, Compuware Corporation and Empirix. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical and marketing resources than we do. Therefore, our competitors may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability may have a material adverse effect on our business, operating results and financial condition.
      Our business could be adversely affected if our products contain errors. Software products as complex as ours may contain undetected errors or “bugs” which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation, or damage to our efforts to build brand awareness, any of which may have a material adverse effect on our business, operating results and financial condition.
      We must hire and retain skilled personnel in a difficult economic environment. Qualified personnel remain in demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2005 or in the future. All of this may have a material adverse effect on our business, operating results and financial condition.
      Our earnings may be adversely affected by the new accounting treatment for stock options and we may be forced to change our employee compensation and benefits practices. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements. Also, we may consider changing our employee compensation and benefits practices in a manner that may adversely impact our ability to retain existing employees and attract qualified candidates.
      We face many risks associated with international business activities. We derived approximately 21% of total revenue from international customers in the fiscal year ended December 31, 2004, as compared with 18% in the same period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business may be materially adversely affected.
      Our success depends on our ability to protect our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and five are pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of our products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events may have a material adverse effect on our business, operating results and financial condition.

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
      Interest Rate Risk. Segue is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial and government paper). As of December 31, 2004, we had no short-term investments, only cash and cash equivalents.
      Foreign Currency Risk. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. For the twelve-month period ended

December 31, 2004, we incurred a transaction and re-measurement expense of approximately $94,000 compared to an expense of approximately $175,000 for the twelve-month period ended December 31, 2003. As of December 31, 2004, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $429,000.

Item 8.	Financial Statements and Supplementary Data
      Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      There were no changes in and disagreements with our Accountants on accounting and financial disclosures.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
Changes in Internal Controls over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Company will furnish to the SEC a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2004. The information required by this Item 10 concerning Segue’s directors and officers is incorporated by reference to the information under the heading, “Election of Directors — Information Regarding the Nominees and Executive Officers” in the Proxy Statement.

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

Exhibit
Number	Footnote	Description of Exhibits

3.1	(1)	Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))
3.2	(1)	By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))

3.3	(14)	Certificate of Designation of Series B Preferred Stock

Exhibit
Number	Footnote	Description of Exhibits

3.4	(15)	Certificate of Designation of Series C Preferred Stock

4.1	(1)	Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))

10.1	(1)	Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.2	(1)	Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.3	(1)	Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))

10.4	(1)	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No. 333-1488))

10.5	(2)	Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option and Grant Plan

10.6	(3)	Agreement and Plan of Merger by and among the Registrant, SGE Merger Corp. and SQL Bench International, Inc. and the Stockholders of SQLBench International Inc, dated as of December 30, 1997

10.7	(3)	Asset Purchase Agreement by and among the Registrant, ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30, 1997

10.8	(3)	Segue Software, Inc. Special Termination and Vesting Plan adopted February 5, 1997

10.9	(4)	Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant

10.10	(5)	Second Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.11	(5)	Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.12	(6)	1998 Employee Stock Option Plan

10.13	(7)	Agreement and Plan of Merger by and among the Registrant, SSI Merger Corp. and Eventus Software, Inc. and the Stockholders of Eventus Software, Inc. dated as of December 3, 1998

10.14	(8)	Agreement and Plan of Merger by and among the Registrant, SBW Merger Corp. and Black & White Software, Inc. and the Stockholders of Black & White dated as of December 31, 1998

10.15	(9)	Amendment to Segue Software 1998 Employee Stock Option Plan, as of December 17, 1999

10.16	(9)	Lease Agreement dated November 5, 1999 by and between Albright Properties and the Registrant

10.17	(10)	Third Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.18	(10)	Second Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.19	(11)	Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the Registrant

10.20	(11)	Third Amendment to Sublease Agreement dated February 28, 2001 between Sublandlord, Media One of Delaware, Inc. and the Registrant

10.21	(12)	Third Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.22	(14)	Fourth Amendment to Sublease Agreement, dated November 15, 2002, between Sublandlord, ComCast (Media One of Delaware, Inc.) and the Registrant

10.23	(14)	Series B Preferred Stock Purchase Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC

Exhibit
Number		Footnote	Description of Exhibits

10.24		(14)	Registration Rights Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC

10.25		(15)	Series C Preferred Stock Purchase Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan

10.26		(15)	Amended and Restated Registration Rights Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan

10.27		(16)	Second Amended and Restated Registration Rights Agreement, dated November 24, 2003, by and among the registrant, S-7 Associates, LLC, Howard Morgan and Isaac Mayer

10.28		(16)	Series C Preferred Stock Purchase Agreement, dated November 24, 2003, by and among the registrant and Isaac Mayer

10.29		(17)	Voting Agreement, dated as of December 22, 2004, by and between the Company, S-7 Associates, LLC and James Simons

10.30		(17)	Form of Non-Qualified Stock Option Agreement used to grant options to the Company’s Directors

10.31		(17)	Form of Non-Qualified Stock Option Agreement used to grant options to the Company’s executive officers

14.1		(16)	Code of Business Conduct and Ethics

21.1		(13)	Subsidiaries of the Registrant

*23	.1		Consent of Independent Certified Public Accountants

*31	.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31	.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, as amended (File No. 333- 1488), which was declared effective on March 28, 1996.

(2)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated August 5, 1997 (File No. 333-32903).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q dated August 14, 1998.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 dated November 23, 1998 (File No. 333-67739).

(6)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated December 17, 1998 (File No. 333-69105).

(7)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated December 17, 1998.

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated January 14, 1999.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27794).

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated August 7, 2000.

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2001.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated June 22, 2001 (File No. 333-63668), see exhibit 4.6 in that Form S-8.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 29, 2002.

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2003.

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-Q dated November 13, 2003.

(16)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 29, 2004.

(17)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated December 22, 2004.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2005.

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas,
President and Chief Executive Officer

/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer and Treasurer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH K. KRIVICKAS Joseph K. Krivickas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005

/s/ DOUGLAS ZACCARO Douglas Zaccaro	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2005

/s/ JAMES H. SIMONS James H. Simons	Chairman of the Board	March 25, 2005

/s/ JOHN R. LEVINE John R. Levine	Director	March 25, 2005

/s/ HOWARD L. MORGAN Howard L. Morgan	Director	March 25, 2005

/s/ ROBERT W. POWERS, JR. Robert W. Powers, Jr.	Director	March 25, 2005

/s/ JYOTI PRAKASH Jyoti Prakash	Director	March 25, 2005

SEGUE SOFTWARE, INC.
CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Segue Software, Inc.
      We have audited the accompanying consolidated balance sheets of Segue Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Boston, Massachusetts
February 4, 2005

SEGUE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,028	$7,495
Accounts receivable, net of allowances of $281 and $268, respectively	6,421	5,607
Other current assets	1,013	1,021

Total current assets	18,462	14,123
Property and equipment, net	749	1,069
Goodwill, net	1,506	1,506
Other assets	604	939

Total assets	$21,321	$17,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$564	$1,004
Accrued compensation and benefits	1,602	1,931
Accrued lease obligations on excess space	1,059	1,554
Accrued expenses	1,134	851
Deferred revenue	10,524	9,015

Total current liabilities	14,883	14,355
Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 921 and 819 shares of Series B and 570 and 508 shares of Series C preferred stock issued and outstanding	4,726	3,884
Common stock, par value $.01 per share; 30,000 shares authorized; 10,195 and 9,926 shares issued	102	100
Additional paid-in capital	57,959	58,160
Cumulative translation adjustment	429	309
Unearned stock-based compensation	(47)	—
Accumulated deficit	(56,131)	(58,571)

	7,038	3,882
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	6,438	3,282

Total liabilities and stockholders’ equity	$21,321	$17,637

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Software	$14,644	$12,677	$13,334
Services	18,516	16,713	17,432

Gross revenue	33,160	29,390	30,766
Less vendor consideration to a customer	(154)	(161)	(1,078)

Net Revenue	33,006	29,229	29,688
Cost of revenue:
Cost of software	352	385	740
Cost of services	4,947	5,012	5,264

Total cost of revenue	5,299	5,397	6,004

Gross margin	27,707	23,832	23,684
Operating expenses:
Sales and marketing	14,019	14,078	15,547
Research and development	6,610	5,879	5,696
General and administrative	4,711	4,423	5,443
Restructuring charges	—	725	1,203

Total operating expenses	25,340	25,105	27,889

Income (loss) from operations	2,367	(1,273)	(4,205)
Interest and other income, net	108	48	93

Income (loss) before provision for income taxes	2,475	(1,225)	(4,112)
Provision for income taxes	35	98	166

Net income (loss)	$2,440	$(1,323)	$(4,278)

Preferred stock dividend-in-kind	$763	$316	$147
Net income (loss) applicable to common shares	$1,677	$(1,639)	$(4,425)

Net income (loss) per common share — Basic	$0.17	$(0.17)	$(0.46)
Net income (loss) per common share — Diluted	$0.15	$(0.17)	$(0.46)
Weighted average common shares outstanding — Basic	9,932	9,723	9,562
Weighted average common shares outstanding — Diluted*	10,834	9,723	9,562

*	The assumed conversion of preferred shares into common shares is not included for the fiscal year ended December 31, 2004 because their inclusion would be anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

			Common Stock
									Accumulated
	Preferred Stock				Additional		Unearned		Other	Total
				Par	Paid-in-	Treasury	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Value	Capital	Stock	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands)
Balance at December 31, 2001			9,599	$96	$58,150	$(600)		$(52,970)	$(197)	$4,479
Issuance of common stock under stock plans			166	2	203					205
Issuance of preferred stock under stock plans	667	$2,000								2,000
Issuance of preferred stock dividend-in-kind	62	147			(147)					—
Net loss								(4,278)		(4,278)
Foreign currency translation adjustment									295	295
Comprehensive loss										(3,983)

Balance at December 31, 2002	729	2,147	9,765	98	58,206	(600)		(57,248)	98	2,701
Issuance of common stock under stock plans			161	2	191					193
Issuance of preferred stock under stock plans	500	1,500								1,500
Issuance of preferred stock dividend-in-kind	98	316			(316)					—
Reclassification of additional paid in capital		(79)			79					—
Net loss								(1,323)		(1,323)
Foreign currency translation adjustment									211	211
Comprehensive loss										(1,112)

Balance at December 31, 2003	1,327	$3,884	9,926	$100	$58,160	$(600)		$(58,571)	$309	$3,282
Issuance of common stock under stock plans			269	2	574					576
Unearned stock- based compensation					67		(67)			—
Issuance of preferred stock dividend-in-kind	164	842			(842)					—
Amortization of stock-based compensation							20			20
Net income,								2,440		2,440
Foreign currency translation adjustment									120	120
Comprehensive income										2,560

Balance at December 31, 2004	1,491	$4,726	10,195	$102	$57,959	$(600)	$(47)	$(56,131)	$429	$6,438

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

Increase (Decrease) in Cash and Cash Equivalents	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,440	$(1,323)	$(4,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	700	1,314	1,861
Loss on disposal of property and equipment	20	—	—
Changes in operating assets and liabilities:
Accounts receivable	(693)	572	(527)
Other current assets	28	(16)	443
Accounts payable	(446)	(284)	(665)
Accrued expenses, accrued lease obligations on excess space and accrued compensation and benefits	(600)	(646)	(329)
Stock-based compensation	20	—	—
Deferred revenue	1,416	415	193

Net cash provided by (used in) operating activities	2,885	32	(3,302)

Cash flows from investing activities:
Additions to property and equipment	(384)	(243)	(156)
Decreases (additions) to other assets	336	355	(870)
Maturities of short-term investments	—	—	5,749
Purchases of short-term investments	—	—	(800)

Net cash provided by (used in) investing activities	(48)	112	3,923

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1,500	2,000
Proceeds from exercise of stock options and stock purchase plan	576	194	205

Net cash provided by financing activities	576	1,694	2,205

Effect of exchange rate changes on cash	120	322	183

Net increase in cash and cash equivalents	3,533	2,160	3,009
Cash and cash equivalents, beginning of period	7,495	5,335	2,326

Cash and cash equivalents, end of period	$11,028	$7,495	$5,335

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the year for taxes	$101	$359	$195
The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Description of Business
      Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” “the Registrant,” or “we”) deliver software and services that optimize the quality of enterprise software applications. Our products are used by quality assurance professionals, software developers, and information technology staff to ensure software quality, reduce development costs, manage the vast and growing number of application components, and shorten the cycle time required to develop and deploy mission-critical applications. Segue’s products and services provide comprehensive capabilities to test, measure, monitor and manage application quality. Our solutions enable Segue customers to reduce the risk in deploying and operating Web, client/server, and legacy applications while providing a fast return on investment. Solutions such as ours are critical components in optimizing the quality of mission-critical applications and ensuring the reliability of infrastructure performance for companies all over the globe.
      Software license revenue from our Silk product line represented approximately 44%, 43% and 45% of total revenues in 2004, 2003 and 2002, respectively. Our SilkTest and SilkPerformer products combined represented approximately 92%, 90% and 96% of product license sales in 2004, 2003 and 2002, respectively.

Operating Matters and Liquidity
      We recorded net income of approximately $2.5 million for the fiscal year ended December 31, 2004. However, prior to the year ended December 31, 2004, the Company incurred losses on an annual basis since it began operations. The Company has an accumulated deficit of approximately $56.1 million at December 31, 2004. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations over the last several years. However, the Company generated approximately $3.5 million in overall positive cash flow for the twelve months ended December 31, 2004. The cash and cash equivalents balance at December 31, 2004 was $11.0 million versus $7.5 million at December 31, 2003.
      Segue management has taken significant steps to streamline its operations over the last several years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. The Company must maintain or increase revenue from the current levels for Segue to maintain profitability and sustain positive cash flow. Assuming that the Company can execute on current plans to grow revenue, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.
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

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the activity in the Company’s allowance for bad debts and sales returns:

Bad Debt Allowance

		Charges (Credits)
	Balance at the	to General &			Balance at
	Beginning of	Administrative	Other Charges	Write-Offs,	the End of
Year Ended:	the Year	Expense	(Credits)	Net	the Year

December 31, 2002	$561,571	$(62,233)	—	$(277,883)	$221,455
December 31, 2003	$221,455	$210,903	—	$(188,381)	$243,978
December 31, 2004	$243,978	$54,448	—	$(30,966)	$267,460

Sales Return Allowance

			Reductions
	Balance at the	Charges (Credits)	(Increases) to		Balance at
	Beginning of	to Cost of	Product	Write-Offs,	the End of
Year Ended:	the Year	Product	Revenue	Net	the Year

December 31, 2002	$32,255	—	$97,709	$(119,026)	$10,938
December 31, 2003	$10,938	—	$28,157	$(15,557)	$23,538
December 31, 2004	$23,538	—	$16,000	$(25,834)	$13,704

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

Advertising
      Advertising costs are expensed as incurred. Advertising expense was $182,000, $71,000 and $22,000 in 2004, 2003 and 2002, respectively.

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

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates, and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries’ financial statements are included in the consolidated statement of operations. For the year ended December 31, 2004, the loss from foreign currency included in statement of operations was approximately $94,000. For the years ended December 31, 2003 and 2002, the translation loss amounts were approximately $175,000 and $249,000, respectively.
      Transaction gains and losses are included in the consolidated statement of operations.

Net Income (Loss) Per Share
      Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of exercisable and vested outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and the assumed conversion of preferred shares into common shares as per the preferred share agreements. The assumed conversion of preferred shares into common shares is not included in the year ended December 31, 2004 because their inclusion would be anti-dilutive.

Cash Equivalents and Short-Term Investments
      The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Short-term investments consist primarily of high-grade commercial paper. The Company classifies its short-term investments as “available for sale” and reports them at fair value. As of December 31, 2004 and 2003, unrealized gains and losses on securities were not material. At December 31, 2004, the Company had no short-term investments.

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

Goodwill
      As required by Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and adjusts the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue re-evaluated the fair value of the goodwill during the fourth quarter of 2004 and 2003. The analysis demonstrated that no impairment existed at December 31, 2004 and 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2004.

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

Concentration of Credit Risk
      The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of government securities and commercial paper. There are no significant concentrations in any one issuer of debt securities other than the United States government. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper is minimal due to the duration of such investments, which are generally less than twelve months. Cash held in foreign banks was approximately $1.6 million and $334,000 at December 31, 2004 and 2003, respectively.
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

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles and deferred tax valuation allowance, the estimated loss on excess office space that resulted from the restructuring actions and the value of preferred stock for which there is no market to calculate the value of dividends-in-kind. Actual results could differ from these estimates.

Stock Based Compensation
      At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Minor amounts of stock-based employee compensation cost is reflected in net income/(loss),

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	2004	2003	2002

Net income (loss) applicable to common shares
As reported	$1,677	$(1,639)	$(4,425)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,687)	(2,822)	(3,364)

Pro forma	$(10)	$(4,461)	$(7,789)

Net income (loss) per common share — Basic
As reported	$0.17	$(0.17)	$(0.46)
Pro forma	$0.00	$(0.46)	$(0.81)

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

Recent Accounting Developments
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. According to Statement 123R, an entity is also required to recognize compensation expense for awards outstanding at the required effective date for which the requisite service has not been rendered (such as awards that are unvested because service requirements have not been completed) as the requisite service is subsequently rendered. The compensation expense will be based on the grant date fair value of the award as was determined under Statement 123 for either recognition

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or pro forma disclosures. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements.
      On December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (The Act)” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet quantified the benefit that may be realized from this provision of the Act.
      The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. The Company continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate. Currently the Company does not expect to repatriate foreign earnings.

2.	Other Assets
      Included in other assets at December 31, 2004 is restricted cash of $440,000 and $770,000 at December 31, 2003. This amount represents the security for a letter of credit required by our lease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005.

3.	Property and Equipment
      Property and equipment consisted of the following as of December 31 (in thousands):

	2004	2003

Computer equipment	$12,061	$11,598
Office equipment	660	622
Furniture and fixtures	1,381	1,404
Leasehold improvements	949	921

	15,051	14,545
Accumulated depreciation and amortization	(14,302)	(13,476)

Total	$749	$1,069

      Depreciation and amortization of property and equipment totaled $826,000, $1,422,000, and $2,012,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Loss
      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income/(loss) in addition to net income/(loss) from operations. Comprehensive income/(loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income/(loss). To date, Segue’s comprehensive income/(loss) items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive income/(loss) (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net income (loss)	$2,440	$(1,323)	$(4,278)
Foreign translation adjustments	120	211	295

Comprehensive income (loss)	$2,562	$(1,112)	$(3,983)

5.	Stockholders’ Equity

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
      As of December 31, 2004, there were 920,968 shares of Preferred B Stock issued and outstanding. The Preferred B Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of common for one share of preferred, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred B Stock are entitled to vote together with our common stock holders on an as-converted basis, and in addition, are entitled to elect one director of the Company as a separate class. Dividends on the Preferred B Stock are 12% per annum and will be paid-in-kind semiannually on June 30 and December 31. The Preferred B Stock is redeemable at the option of the Company on or after March 31, 2004 at 133% of its face value (“Preferred B Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred B Stock can either be redeemed at the Preferred B Liquidation Preference, at the holder’s request, or converted to Common Stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of Common Stock into which the Preferred B Stock may be converted. The registration rights expire on November 25, 2007.
      As of December 31, 2004, there were 570,656 shares of Preferred C Stock issued and outstanding. The Preferred C Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of common for one share of preferred, subject to adjustment upon the occurrence of certain transactions. The holders of the Preferred C Stock are entitled to vote together with the holders of our common stock on an as-converted basis. Dividends on the Preferred C Stock accrue at 12% per annum and are to be paid in additional shares of preferred stock or, in certain cases, in cash, semiannually on June 30 and December 31. The Preferred C Stock is redeemable at the option of the Company on or after October 31, 2005 at 133% of its face value

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“Preferred C Liquidation Preference”). If there is a sale of all or substantially all of the Company’s assets or equity, the Preferred C Stock can either be redeemed at the Preferred C Liquidation Preference, at the holder’s request, or converted to common stock. Pursuant to a registration rights agreement, the Company has agreed, subject to certain limitations, to register, under the Securities Act of 1933, the resale of common stock into which the Preferred C Stock may be converted. The registration rights expire on November 25, 2007.
      Dividends paid to any holder on Preferred C Stock are restricted should they cause any holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they will be entitled to cash payments in lieu of dividends in kind.
      For the year ended December 31, 2004, a total of 164,087 shares of Preferred Stock were earned and issued as dividends on the Preferred Stock. Preferred Stock dividends earned for the 12 months ended December 31, 2004 and 2003 approximated $763,000 and $316,000 respectively. Prior to January 1, 2004, management had estimated the value of a share of Preferred Stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. During 2004, the Company hired an independent third party on a quarterly basis, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.
      On December 27, 2004 the Company announced that its’ Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005. The amendment to the terms of the Series B Preferred Stock is subject to approval by the Company’s stockholders at their next annual meeting, which is scheduled for June 6, 2005. The holder of the Series B Preferred Stock, S-7 Associates LLC, a company managed and owned by Dr. James Simons, Segue’s chairman, and all other voting shares of Dr. James Simons have contracted to vote in favor of the amendment. If the amendment is approved by the Company’s stockholders, we expect that the reduced dividend rate would be in effect for the June 30, 2005 dividend on the Series B Preferred Stock.

Stock Compensation Plans

Stock Option Plans
      The Company’s 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the “Option Plan”) as amended authorizes a total of 4,646,305 shares to be issued under the Option Plan. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company, and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.
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
      All options issued under the Option Plan and the 1998 Option Plan are typically granted with exercise prices equal to the fair market value of the stock on the date of grant, become exercisable at varying rates, generally over four years, as determined by the Board of Directors, and generally expire 10 years from the date of grant.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity of the Company’s option plans since December 31, 2001. Information is included for all of the option plans and agreements noted above.

		Weighted Average
	Shares	Exercise Price

	(In thousands)
Outstanding at December 31, 2001	3,362	$7.58
Granted	533	$2.49
Exercised	(28)	$2.36
Cancelled	(720)	$6.02

Outstanding at December 31, 2002	3,147	$7.13
Granted	1,120	$2.40
Exercised	(18)	$2.26
Cancelled	(932)	$6.05

Outstanding at December 31, 2003	3,317	$5.89
Granted	755	$4.38
Exercised	(179)	$2.10
Cancelled	(490)	$7.81

Outstanding at December 31, 2004	3,403	$5.46

      As of December 31, 2004, 2003, and 2002, options to purchase 2,162,693, 2,114,514 and 1,968,307 shares, respectively, were exercisable with weighted average exercise prices of $6.60, $7.68 and $8.64 per share, respectively. As of December 31, 2004, approximately 353,000 shares were available for future grants under the Option Plan and the 1998 Option Plan.
      For various price ranges, weighted average information for options outstanding at December 31, 2004 were as follows:

	Options Outstanding			Exercisable Options

		Weighted Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Shares	(In years)	Exercise Price	Shares	Exercise Price

	(In thousands)			(In thousands)
$ 0.75 - 1.04	254	6.75	$1.02	202	$1.02
$ 1.05 - 2.40	126	8.01	$2.16	107	$2.23
$ 2.41 - 2.44	458	8.69	$2.44	144	$2.44
$ 2.45 - 2.65	402	4.85	$2.48	214	$2.48
$ 2.66 - 3.03	494	8.12	$2.94	262	$2.94
$ 3.04 - 6.49	618	8.56	$5.39	190	$5.48
$ 6.50 - 8.17	255	5.89	$7.14	249	$7.14
$ 8.18 - 9.24	215	5.48	$8.38	215	$8.38
$ 9.25 - 11.86	155	3.43	$10.35	155	$10.35
$11.87 - 13.67	259	4.83	$12.46	258	$12.46
$13.68 - 22.25	167	4.15	$16.33	167	$16.33

$ 0.75 - $22.25	3,403	6.79	$5.46	2,163	$6.60

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of the stock options granted during 2004, 2003 and 2002 was $4.36, $2.40, and $2.49 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rate of 3.93%, 3.8%, and 3.5%; dividend yield of 0%; expected life of 7 years; and expected volatility of 65%, 80% and 100%.
      Options to purchase approximately 3,403,000, 3,317,000 and 3,147,000 shares of common stock were outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, but were not included in the calculation of diluted net loss per common share for the years ended December 31, 2003 and 2002 because their inclusion would have been anti-dilutive.

Employee Stock Purchase Plan
      The Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the “ESPP”), which made available 100,000 shares of the Company’s common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee’s annual compensation and are subject to other IRS limitations. In June 2003, the ESPP was amended in order to increase the maximum number of shares from 600,000 to 700,000 shares. In June 2004, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 700,000 to 900,000 shares. As of December 31, 2004, approximately 733,000 shares have been issued under the ESPP.
      For the computation in accordance with SFAS 123, the fair value of the employees’ purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002: risk-free interest rate of 1.6%, 1.8%, and 1.8%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 100%, 112% and 112%, respectively.

6.	Employee Savings Plan
      The Company maintains a 401(k) plan under which all eligible U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company’s contributions. No matching contributions were made during the years ended December 31, 2004, 2003 or 2002.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Income (loss) before income taxes:
United States	$2,068	$(1,697)	$(4,488)
Foreign	407	472	376

Total income (loss) before income taxes	$2,475	$(1,225)	$(4,112)

Provision for (benefit from) income taxes:
Current:
Federal	$6	$0	$0
Foreign	$15	$59	$155
State	14	39	11

Total current	$35	$98	$166

Deferred:
Federal	$768	$(569)	$(1,536)
Foreign	3	3	3
State	85	79	62
Change in valuation allowance	(856)	487	1,471

Total deferred tax provision	—	—	—

Total tax provision	$35	$98	$166

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

	2004	2003	2002

Gross deferred tax assets:
Net operating losses	$20,703	$21,034	$20,250
Intangible assets	1,767	1,837	2,060
Accounts receivable	104	104	91
Accrued expenses and deferred compensation	463	819	907
Fixed assets	308	437	406
Research and experimentation credits	2,911	2,881	2,904

Total assets	26,256	27,112	26,618
Valuation allowance	(26,256)	(27,112)	(26,618)

Net deferred tax asset (liability)	$0	$0	$0

      Of the changes in the valuation allowance described above for the years ended December 31, 2004, 2003, and 2002 approximately $125,000, $7,000, and $16,000, respectively, relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $54.0 million, of which $11.4 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $18.8 million; and $2.1 million of federal and $1.2 million of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2005 through 2023 and may be subject to additional annual limitations as a result of changes in the Company’s ownership. The benefits of stock option deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.
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
      The following schedule reconciles the difference between the federal income taxes at the statutory rate and the effective income taxes for the years ended December 31 (in thousands):

	2004	2003	2002

U.S. federal statutory tax	$841	$(417)	$(1,398)
State tax provision, net	65	52	48
Foreign rate differential	(104)	(19)	44
Federal and state tax credits	(30)	23	(78)
Change in valuation allowance	(856)	487	1,471
Amortization of nondeductible goodwill	0	0	0
Other	119	(28)	79

Effective tax	$35	$98	$166

8.	Commitments and Contingencies

Legal Proceedings
      Various claims have been asserted against Segue. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments
      In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced to $440,000 for the year ended December 31, 2004 is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet. This required letter of credit will further reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.
      During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office will replace our Los Gatos and San Francisco sales offices, for which the lease will expire for both locations during the first quarter of 2005.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2004 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount

2005	$1,896	$(97)	$1,799
2006	1,720	(100)	1,620
2007	1,459	(85)	1,374
2008	143	0	143
2009	95	0	95
Thereafter	22	0	22

Total	$5,335	$(282)	$5,053

      Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled $1.8 million, $2.0 million and $2.3 million, respectively.

Royalty Commitments
      The Company has participated in royalty arrangements with third parties and as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. On December 31, 2004, we had a remaining prepaid balance of $68,000 associated with T-Plan royalties.
      For the years ended December 31, 2004 and 2003, Segue recognized royalty expense related to T-Plan Ltd. of $32,000 and $129,000 respectively. Segue has other minor royalty agreements for third party imbedded software in Segue’s products.
      In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

Contingencies
      In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are less than $1.7 million.

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Charges
      The Company incurred no restructuring expenses for the year ended December 31, 2004. However, since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result of these actions, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices, net of estimated sublease income. The following table summarizes the restructuring actions and charges incurred by quarter:

		Number of
		Employees
		Terminated as		Cost of Estimated
	Severance and	Part of	%	Facility Obligations,	Office for Which	Total
	Other Employee	Restructuring	Reduction in	Net of Estimated	Facility Costs	Restructuring
Quarter	Related Costs	Plan	Workforce	Sublease Income	Accrued	Charge

	$					$
Q4 2004	—	—	—	—	—	—
Q3 2004	—	—	—	—	—	—
Q2 2004	—	—	—	—	—	—
Q1 2004	—	—	—	—	—	—

Total 04	—			—		—

Q4 2003	725,000	8	4	—	—	725,000
Q3 2003	—	—	—	—	—	—
Q2 2003	—	—	—	—	—	—
Q1 2003	—	—	—	—	—	—

Total 03	725,000	8		—		725,000

Q4 2002	—	—	—	—	—	—
Q3 2002	—	—	—	$373,000	Lexington	373,000
Q2 2002	—	—	—	147,000	Lexington	147,000
Q1 2002	559,000	12	5	124,000	Lexington	683,000

Total 02	559,000	12		644,000		1,203,000

Q4 2001	—	—	—	—	—	—
Q3 2001	485,000	42	14	1,479,000	Lexington	1,964,000
					Lexington and
Q2 2001	859,000	73	20	1,398,000	Los Gatos	2,257,000
Q1 2001	—	—	—	—	—	—

Total 01	1,344,000	115		2,877,000		4,221,000

Total	$2,628,000	135		$3,521,000		$6,149,000

      At December 31, 2004, the accrual balance related to the severance and other employee-related costs was approximately $77,000 which represented minor obligations remaining to terminated employees. During the year ended December 31, 2004, we paid the entire balance of the $725,000 related to the actions in the fourth quarter of 2003.
      During the first quarter of 2003, we paid the entire $82,000 accrued at December 31, 2002 for the remaining severance and termination benefits associated with the restructuring actions from 2002. At

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2004		2003		2002

	Gross	Gross	Gross	Gross	Gross	Gross
	Revenue	Margin	Revenue	Margin	Revenue	Margin

Operating Segments:
Software licenses	$14,644	$14,292	$12,677	$12,292	$13,334	$12,594
Training and consulting	$3,006	$873	$2,805	$446	$4,215	$1,658
Maintenance/ Support services	15,510	12,696	13,908	11,255	13,217	10,510

Total services	$18,516	$13,569	$16,713	$11,701	$17,432	$12,168

Total	$33,160	$27,861	$29,390	$23,993	$30,766	$24,762

      The following table presents gross revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

	Total Gross Revenue			Long Lived Assets

	2004	2003	2002	2004	2003	2002

United States	$26,307	$24,209	$25,978	$1,116	$1,678	$2,870
Foreign	6,853	5,181	4,788	237	330	509

	$33,160	$29,390	$30,766	$1,353	$2,008	$3,379

SEGUE SOFTWARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign revenue is based on the country in which the sale originates. Revenue from Germany accounted for approximately 12.2% of total revenue for the year ended December 31, 2004. No customer or foreign country accounted for 10% or more of total revenue in 2003 or 2002.

11.	Quarterly Financial Data (In thousands, except per share data) — Unaudited

2004	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Total

Net revenue	$8,024	$8,038	$8,431	$8,513	$33,006
Gross margin	6,627	6,652	7,132	7,296	27,707
Net income applicable to common shares	171	344	703	459	1,677
Net income per share — Basic	0.02	0.03	0.07	0.05	0.17
Net income per share — Diluted	0.02	0.03	0.07	0.04	0.15

2003	Q1 2003	Q2 2003	Q3 2003	Q4 2003		Total

Net revenue	$7,466	$7,178	$7,017	$7,568		$29,229
Gross margin	6,093	5,848	5,652	6,239		23,832
Net loss applicable to common shares	(125)	(521)	(193)	(800	)(1)	(1,639)
Net loss per share — Basic	(0.01)	(0.05)	(0.02)	(0.08)		(0.17)
Net loss per share — Diluted	(0.01)	(0.05)	(0.02)	(0.08)		(0.17)

(1)	Q4 2003 included $725,000 for restructuring charges and other charges.