Form 10-Q
period 2005-03-31
SEGUE SOFTWARE INC
filed 2005-05-13
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     The number of shares of Registrant’s Common Stock outstanding as of May 3, 2005 was 10,193,140.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,524	$11,028
Short-term investments	37	—
Accounts receivable, net of allowances of $356 and $281, respectively	6,710	6,421
Other current assets	909	1,013

Total current assets	19,180	18,462

Property and equipment, net	739	749
Goodwill, net	1,506	1,506
Other assets	513	604

Total assets	$21,938	$21,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,110	$564
Accrued compensation and benefits	1,080	1,602
Accrued lease obligations on excess space	954	1,059
Accrued expenses	996	1,134
Deferred revenue	10,477	10,524

Total current liabilities	14,617	14,883

Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 921 and 921 shares of Series B and 570 and 570 shares of Series C preferred stock issued and outstanding, respectively	4,726	4,726
Common stock, par value $.01 per share; 30,000 shares authorized; 10,331 and 10,195 shares issued, respectively	103	102
Additional paid-in capital	58,277	57,959
Cumulative translation adjustment	357	429
Unearned stock-based compensation	(42)	(47)
Accumulated deficit	(55,500)	(56,131)

	7,921	7,038
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	7,321	6,438

Total liabilities and stockholders’ equity	$21,938	$21,321

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Revenue:
Software	$3,619	$3,575
Services	4,843	4,471

Gross revenue	8,462	8,046
Less vendor consideration to a customer	(68)	(22)

Net revenue	8,394	8,024
Cost of revenue:
Cost of software	110	85
Cost of services	1,119	1,312

Total cost of revenue	1,229	1,397

Gross margin	7,165	6,627

Operating expenses:
Sales and marketing	3,507	3,472
Research and development	1,848	1,650
General and administrative	1,141	1,182

Total operating expenses	6,496	6,304

Income from operations	669	323
Other income, net	—	20
Interest income, net	44	21

Income before provision for income taxes	713	364
Provision for income taxes	82	26

Net income	631	338
Preferred stock dividend-in-kind	269	167

Net income applicable to common shares	$362	$171

Net income per common share — Basic	$0.04	$0.02
Net income per common share — Diluted*	$0.03	$0.02

Weighted average common shares outstanding — Basic	10,097	9,832
Weighted average common shares outstanding — Diluted*	11,241	10,571

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$631	$338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117	194
Changes in operating assets and liabilities:
Accounts receivable	(356)	547
Other current assets	98	139
Accounts payable	545	(523)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(764)	(449)
Stock-based compensation	4	9
Deferred revenue	13	490

Net cash provided by operating activities	288	745

Cash flows from investing activities:
Additions to property and equipment	(115)	(43)
Decreases (additions) to other assets	91	(7)
Purchases of short-term investments	(37)	—

Net cash (used in) provided by investing activities	(61)	(50)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	319	202

Net cash provided by financing activities	319	202

Effect of exchange rate changes on cash	(50)	(9)

Net increase in cash and cash equivalents	496	888
Cash and cash equivalents, beginning of period	11,028	7,495

Cash and cash equivalents, end of period	$11,524	$8,383

Supplemental disclosure of non-cash investing and financing transactions:
Cash paid during the quarter for income taxes	$22	$36

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The financial statements included herein have been prepared by Segue Software, Inc. (“Segue”, “We”, “Our” or “The Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with Segue’s audited financial statements for the year ended December 31, 2004, included in its 2004 Annual Report on Form 10-K.

     This financial information reflects, in the opinion of our management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods. Results of interim periods may not be indicative of results for the full year.

2. Liquidity

     We recorded net income of approximately $631,000 for the three month period ended March 31, 2005. In addition, we recorded net income of approximately $2.5 million for the fiscal year ended December 31, 2004. However, prior to the year ended December 31, 2004, the Company incurred losses on an annual basis since it began operations. Due to the historical results, the Company has an accumulated deficit of approximately $55.5 million at March 31, 2005. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations during the years prior to 2004. However, the Company generated approximately $496,000 in overall positive cash flow for the three months ended March 31, 2005 and $3.5 million in overall positive cash flow for the twelve months ended December 31, 2004. The cash and cash equivalents balance at March 31, 2005 was $11.5 million versus $8.4 million at March 31, 2004.

     Segue management has taken significant steps to streamline its operations over the last several years and will continue to do so as the situation warrants. These steps have included reducing headcount, infrastructure and other expenses and limiting capital expenditures. The Company must maintain revenue at the current levels for Segue to maintain profitability and sustain positive cash flow. Assuming that the Company can execute on its current plans, Segue believes there should be sufficient cash to meet its forecasted working capital needs for at least the next twelve months. Delays in the timing of future sales or sales levels below management’s expectations may cause the Company to re-evaluate its cash position, adjust its operations and/or take other possible actions.

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

3. Recent Accounting Developments

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R were to be effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the effective date for Statement 123R, allowing public companies to adopt the rule at the beginning of their next fiscal year after June 30, 2005.

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

     In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on Statement 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. The Company is required to adopt Statement 123R and SAB 107 in the first quarter of fiscal 2006.

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

4. Other Assets

     Included in other assets at March 31, 2005 and December 31, 2004 is restricted cash of $440,000. This amount represents the security for a letter of credit required by our sublease for our Lexington headquarters. This required letter of credit will reduce over time, by formula, to zero by August 2005. The amount of restricted cash included in other assets at March 31, 2004 was $770,000. Also included in other assets at March 31, 2005 is approximately $64,000 for refundable security deposits we have paid for our various regional sales offices. During the quarter ended March 31, 2005, our security deposit of $112,000 for our former Los Gatos location was returned to the Company.

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

     Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they are required to take cash payments in lieu of dividends in kind. As of March 31, 2005 there were no such holders of our Preferred C Stock.

     Beginning with the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its Preferred Stock, both Series B and C, at the end of each quarter. Prior to that date the fair value of our Preferred Stock was estimated by management. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of its Preferred Stock and in calculating the amount of additional shares to be issued in lieu of cash payment dividends. We accrue for the estimated value of the total Preferred Stock dividend-in-kind on a quarterly basis. Each sale and issuance of our Preferred Stock was consummated in reliance on Regulation D under the Securities Act of 1933, as amended.

     On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem its stock. The amendment to the terms of the Series B Preferred Stock is subject to approval by the Company’s stockholders at the next annual meeting, which is scheduled for June 6, 2005. The holder of the Series B Preferred Stock, S-7 Associates LLC, a company managed and owned by Dr. James Simons, Segue’s chairman, and Dr. James Simons have contractually agreed to vote all voting shares controlled by them in favor of the amendment. If the amendment is approved by the Company’s stockholders, we expect that the reduced dividend rate would be in effect for the June 30, 2005 dividend on the Series B Preferred Stock.

     For the quarter ended March 31, 2005, an additional 27,629 shares of Series B Preferred Stock and an additional 17,120 shares of Series C Preferred Stock were accrued as dividends and will be issued on June 30, 2005. Our preferred stock dividends deemed earned for the three months ended March 31, 2005 resulted in a preferred stock dividend-in-kind of approximately $269,000 versus $167,000 for the period ended March 31, 2004.

     For the three months ended March 31, 2005, there were options to purchase 91,013 shares of common stock exercised by employees, and a total of 44,802 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to Segue for the transactions were approximately $319,000. For the three months ended March 31, 2004, there were options to purchase 59,225 shares of common stock exercised by employees or directors, and a total of 50,309 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to Segue for the transactions were approximately $202,000.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At March 31, 2005, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, during the third quarter of 2003, a stock grant was made for which the exercise price was slightly less than the market value of the underlying common stock on the date of grant. Due to the vesting of this grant, it resulted in a compensation expense of approximately $4,000 for the quarter ended March 31, 2005.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

     SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the quarters ended March 31, (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004
Net income applicable to common shares
As reported	$362	$171
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(353)	(479)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4	10

Pro forma	$13	$(298)

Net income per common share — basic and diluted
As reported — basic	$0.04	$0.02
As reported — diluted	$0.03	$0.02

Pro forma — basic	$0.00	$(0.03)
Pro forma — diluted	$0.00	$(0.03)

6. Restructuring Charges

     Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and Los Gatos offices,

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of estimated sublease income. The Company had no restructuring activities during the fiscal year ended December 31, 2004 and through the quarter ended March 31, 2005.

     At March 31, 2005, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $954,000. This is comprised of an estimated $1.2 million for future rents payable by Segue on unoccupied space less approximately $258,000 of estimated future sublease income. The Company made no estimate adjustments related to this accrual for the period ended March 31, 2005.

7. Provision for Income Taxes

     Segue recorded provisions for foreign and state income taxes of $82,000 and $26,000 for the three months ended March 31, 2005 and 2004, respectively. Income tax for these periods were calculated taking into account the portion of taxable income that could be offset by net operating loss carry-forwards. There was no long term tax benefit recorded for losses generated in the U.S. in either period due to the uncertainty of realizing such benefits.

8. Net Income Per Common Share

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004
Net income applicable to common shares	$362	$171

Weighted average shares used in net income per share — basic	10,097	9,832
Incremental common shares issuable under employee stock option plans	1,144	739

Weighted average shares used in net income per share — diluted	11,241	10,571

Net income per common share — basic	$0.04	$0.02
Net income per common share — diluted	$0.03	$0.02

     Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004 were 1,513,999 and 1,347,667, respectively shares of common stock that can be converted from preferred stock because their inclusion would be anti-dilutive.

9. Other Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue’s other comprehensive income items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of other comprehensive income (in thousands):

	Three months
	ended
	March 31,
	2005	2004
Net income	$631	$338
Foreign translation adjustments	(72)	(31)

Other comprehensive income	$559	$307

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies

   Legal Proceedings

     Various minor claims have been asserted against Segue. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

   Lease Commitments

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced to $440,000 and is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet at March 31, 2005. This required letter of credit will further reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

     During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaces our Los Gatos and San Francisco sales offices, for which the lease expired for both locations during the first quarter of 2005.

     The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of March 31, 2005 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount
2005	$1,403	$(73)	$1,330
2006	1,725	(100)	1,625
2007	1,460	(85)	1,375
2008	144	0	144
2009	95	0	95
Thereafter	22	0	22

Total	$4,849	$(258)	$4,591

     Rent expense for the quarters ended March 31, 2005 and 2004 totaled $409,000 and $475,000, respectively.

   Royalty Commitments

     The Company has participated in royalty arrangements with third parties. As revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. On March 31, 2005, we had a remaining prepaid balance of $50,000 associated with T-Plan royalties.

     Segue has other minor royalty agreements for third party imbedded software in Segue’s products.

     In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that are generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

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

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	Revenue	Gross Margin	Revenue	Gross Margin
Software licenses	$3,619	$3,509	$3,575	$3,490

Training and consulting	501	48	732	161
Maintenance	4,342	3,676	3,739	2,998

Total services	4,843	3,724	4,471	3,159

Less vendor consideration to a customer	(68)	(68)	(22)	(22)

Total	$8,394	$7,165	$8,024	$6,627

     The following table presents revenue and long-lived asset information by geographic area as of and for the quarters ended March 31 (in thousands):

	Total Revenue for
	Three Months		Long Lived Assets At
	Ended March 31,		March 31,
	2005	2004	2005	2004
United States	$6,866	$6,573	$1,045	$1,580
Foreign	1,528	1,451	207	283

Total	$8,394	$8,024	$1,252	$1,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during the three month period ending March 31, 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

     Thus far in 2005, we continue to focus on our three strategic business objectives: profitable revenue growth, market-driven product innovations and a focus on selective partnerships and alliances. Our first quarter 2005 financial results demonstrate continued alignment with our strategic objectives and show growth in both the areas of revenue and profitability.

     For the first quarter of 2005, total revenue grew 5% to $8.4 million as compared to $8.0 million during the same period last year. Our income from operations for the first quarter of 2005 was $669,000, up from $323,000 for the same period in 2004. The difference between operating income and our reported net income applicable to common shares is primarily the result of preferred dividends. We view operating income (results before preferred dividends) as a better reflection of Segue’s business results for the reason that the preferred dividend is a non-cash, non-operating-transaction. Total operating expenses and cost of sales combined, totaled $7.7 million for both the first quarter of 2005 and 2004. Our total worldwide headcount at March 31, 2005 and March 31, 2004 stood at 185 and 190, respectively.

     On the balance sheet, we reported a cash and cash equivalent balance of $11.5 million at March 31, 2005, up from a reported $11.0 million at December 31, 2004 and $8.4 million one year ago. Deferred revenue stood at $10.5 million at March 31, 2005 which remained unchanged from December 31, 2004 and up from $9.5 million at March 31, 2004. We also reported positive cash flow from operations of $288,000 in the first quarter of 2005 as compared to $745,000 positive cash flow reported the same period in 2004. We had no off-balance sheet contingency debt and continue to have no debt on our balance sheet.

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

     Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

     Revenue Recognition — The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. Such revenue is recognized upon the delivery of the software, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable and a collection of the receivable is considered probable. The revenue recognized for each separate undelivered element of a multiple-element software contract is based upon vendor-specific objective evidence (“VSOE”) of fair value, which is based upon the price the customer is required to pay when the element is sold separately. Revenue allocated by VSOE to post contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

     Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and Los Gatos offices, net of estimated sublease income, that resulted from workforce reductions. Segue did not execute a restructuring plan in the year ended December 31, 2004 and the quarter ended March 31, 2005 and thus incurred no related charges for severance and other employee-related costs during the year ended December 31, 2004 and the quarter ended March 31, 2005.

     The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At March 31, 2005, the accrual balance related to the obligations associated with all of the excess office space in both the Lexington and Los Gatos facilities is approximately $954,000. This is comprised of an estimated $1.2 million for future rents payable by Segue on unoccupied space less approximately $258,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

     Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the fourth quarter of 2004, Segue performed an analysis of the transitional fair value of the goodwill on the Company’s balance sheet. The analysis demonstrated that no impairment existed at December 31, 2004 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at March 31, 2005.

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

     On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem its stock. The amendment to the terms of the Series B Preferred Stock is subject to approval by the Company’s stockholders at their next annual meeting, which is scheduled for June 6, 2005. The holder of the Series B Preferred Stock, S-7 Associates LLC, a company managed and owned by Dr. James Simons, Segue’s chairman, and all other voting shares of Dr. James Simons have agreed to vote in favor of the amendment. If the amendment is approved by the Company’s stockholders, we expect that the reduced dividend rate would be in effect for the June 30, 2005 dividend on the Series B Preferred Stock.

     Prior to January 1, 2004, management had estimated the value of a share of Preferred Stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. Commencing in 2004, the Company hired an independent third party on a quarterly basis, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company will continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.

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

     Deferred Tax Valuation Allowance - We have established a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net profit in the period such determination was made. Subsequently, we would recognize tax expense in subsequent periods at amounts approximating the statutory rate. We recently turned profitable, and if we continue to be profitable in the future, the deferred tax valuation allowance may be adjusted accordingly.

Results of Operations

     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total net revenue for the periods indicated:

	Percentage of
	Revenue for the
	Three months
	ended March 31,
	2005	2004
Revenue:
Software	43.1%	44.6%
Services	57.7	55.7

Gross revenue	100.8	100.3
Less vendor consideration to a customer	(0.8)	(0.3)

Net revenue	100.0	100.0
Cost of revenue:
Cost of software	1.3	1.1
Cost of services	13.3	16.3

Total cost of revenue	14.6	17.4

Gross margin	85.4	82.6
Operating expenses:
Sales and marketing	41.8	43.3
Research and development	22.0	20.6
General and administrative	13.6	14.7

Total operating expenses	77.4	78.6

Income from operations	8.0	4.0
Other income, net	0.0	0.2
Interest income, net	0.5	0.3

Income before provision for income taxes	8.5	4.5
Provision for income taxes	1.0	0.3

Net income	7.5%	4.2%

Software Revenue

     Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue remained flat at $3.6 million for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004. The software license revenue for the three month period ended March 31, 2005 over the same period last year was effected by $400,000 in software licenses that were received on December 31, 2003, but not delivered or recognized until January 2004. International product sales represented 24% and 26% of our total product sales in the three month period ended March 31, 2005 and 2004, respectively. The total dollar amount of international product sales decreased by approximately $44,000 or 5%.

     Software revenue growths depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued market growth. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition. It is difficult to determine if we will be able to continue to grow software revenue in the future.

   Services Revenue

     Services revenue consists of revenue from maintenance, training and consulting. Service revenue increased 7%, or $300,000, to $4.8 million during the three month period ended March 31, 2005 as compared to $4.5 million in the three month period ended March 31, 2004. Maintenance revenue increased 16%, or $600,000, to $4.3 million during the three month period ended March 31, 2005 as compared to $3.7 million in the three month period ended March 31, 2004. This increase was primarily attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses as compared to 2004. Training and consulting revenue decreased 32%, or $231,000, to $501,000 during the three month period ended March 31, 2005 as compared to $732,000 in the three month period ended March 31, 2004. This decrease was primarily due to a reduction in performed domestic consulting and training engagements. However, actual training and consulting orders received for the quarter ended March 31, 2005 totaled $737,000 as compared to $558,000 in orders received for the period ended March 31, 2004.

     It is difficult to determine if we will be able to continue to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

   Vendor Consideration to a Customer

     Vendor considerations to a customer consist of the Company’s commitment to making referral fee payments to several vendors, resellers, and distributors. Under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2005 and 2004. Vendor considerations to a customer increased 209%, or $46,000, to $68,000 during the three month period ended March 31, 2005 as compared to $22,000 in the three month period ended March 31, 2004. This increase, while large in terms of percentage, but relatively small in terms of dollars, is primarily attributed to several large deals to which a referral fee applied.

   Cost of Software

     Cost of software includes documentation, product packaging and shipping, product media, employee costs for processing and distribution, amortization of capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software increased 29%, or $25,000, to $110,000 during the three month period ended March 31, 2005 as compared to $85,000 in the three month period ended March 31, 2004. As a percent of software revenues, cost of software was 3% in 2005 as compared to 2% in 2004. This increase is attributed to a $35,000 increase in royalty expense due primarily to increased sales of products covered under an OEM agreement.

   Cost of Services

     Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services decreased 15%, or $200,000, to $1.1 million during the three month period ended March 31, 2005 as compared to $1.3 million in the three month period ended March 31, 2004. The decrease in cost of services primarily came from a decrease of $118,000 in training and consulting costs and a decrease of $75,000 for cost of maintenance as described in greater details below. As a percent of service revenue, cost of services was 23% in 2005 as compared to 29% in 2004.

     Cost of training and consulting decreased 21%, or $118,000, to $453,000 during the three month period ended March 31, 2005 as compared to $571,000 in the three month period ended March 31, 2004. This decrease was primarily attributed to a decrease of $70,000 in personnel related costs due to a reduced number of employees and a decrease of $25,000 in travel cost as a result of the reduced number of domestic consulting and training engagements during the period. Cost of maintenance decreased 10%, or $75,000, to $666,000 during the three month period ended March 31, 2005 as compared to $741,000 in the three month period ended March 31, 2004. The decrease is primarily attributed to a decrease of $68,000 in personnel related cost due to a reduced number of employees and a decrease of $37,000 in depreciation expense as a result of more fully depreciated assets in 2005. Theses decreases were partially offset by an increase of $40,000 in exchange rate translation in the European market of our foreign technical support operations.

   Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expense remained flat at $3.5 million during the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004. As a percent of net revenue, total sales and marketing expense was 42% for 2005 as compared to 43% for 2004. Sales expense decreased 3%, or $100,000, to $2.8 million during the three month period ended March 31, 2005 as compared to $2.9 million in the three month period ended March 31, 2004. This decrease was primarily due to a decrease of $90,000 in personnel-related costs due to a reduced number of employees, a decrease of $76,000 in rent expense due to the closing of our San Francisco and Los Gatos California offices, a decrease of $44,000 in depreciation expense resulting from more fully depreciated assets in 2005, and a decrease of $22,000 in travel related costs. These decreases were partially offset by an increase of $156,000 in commission expense due to increased revenues and exceptional performance by several sales teams that exceeded their quotas.

     Marketing expense increased 24%, or $132,000, to $686,000 during the three month period ended March 31, 2005 as compared to $554,000 in the three month period ended March 31, 2004. This increase was primarily attributed to an increase of $184,000 in marketing campaigns partially offset by a decrease of $30,000 in personnel related cost due to a reduced number of employees. We plan to make investments in this area, but will continue to tightly control the level of expenses for marketing programs, but further reductions to these programs may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.

     We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to continue to grow revenue.

   Research and Development

     Research and development expenses consist primarily of salaries, benefits, and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense increased 12%, or $200,000, to approximately $1.9 million during the three month period ended March 31, 2005 as compared to $1.7 million in the three month period ended March 31, 2004. The increase was primarily attributed to an increase of $177,000 in outsourced consulting expense and an increase of $49,000 due to rate valuation of the U.S. dollar to the Euro, as a substantial portion of our research and development expenses were from our Austrian subsidiary. The planned increase in outsourced consulting expenses was a result of our meeting the requirements of the Company’s accelerated product development plan for 2005.

   General and Administrative

     General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense decreased 8%, or $100,000, to $1.1 million during the three month period ended March 31, 2005 as compared to $1.2 million in the three month period ended March 31, 2004. This decrease was primarily attributable to a reduction of $207,000 in outside legal expense due to a high level of legal contracts effort and the absence of our internal legal counsel in the first quarter of 2004. This decrease was partially offset by an increase of $86,000 in bad debt expense and an increase of $35,000 in personnel related costs due to an increased number of employees.

   Restructuring Charges

     There were no restructuring charges recorded during the three month period ended March 31, 2005 and March 31, 2004. During the first quarter of 2004, we paid $231,000 of the restructuring costs accrued at December 31, 2003, which left a balance of $494,000 for the remaining accrued severance and termination benefits associated with the restructuring actions from 2003 which was reflected on our consolidated balance sheet.

   Interest and Other Income (Expense)

     Interest and other income and expense consist primarily of interest earned on cash, cash equivalents and short-term investment balances. Interest and other income, net increased 7%, or $3,000, to $44,000 during the three month period ended March 31, 2005 as compared to $41,000 in the three month period ended March 31, 2004. This increase is primarily attributed to an increase of $23,000 in interest income on higher balances of cash and cash equivalents in the first quarter of 2005 in comparison to the same period last year, partially offset by a decrease of $20,000 in other income which was related to the settlement of a minor sublease issue during the first quarter of 2004.

     The Company had no interest expense for the three month period ended March 31, 2005 and March 31, 2004. Segue carries no debt.

   Provision for Income Taxes

     Provisions for federal, foreign and state income taxes increased 215%, or $56,000, to $82,000 during the three month period ended March 31, 2005 as compared to $26,000 in the three month period ended March 31, 2004. The increase was primarily attributed to foreign tax provisions.

     There was no long term tax benefit for prior losses generated in the United States due to the uncertainty of realizing such benefits. Management has evaluated the positive and negative evidence impacting the ability to realize its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized and, accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis. Tax provisions for the current periods reflect the utilization of net operating loss carry-forwards.

Liquidity and Capital Resources

     At March 31, 2005, our principal sources of liquidity consisted of $11.5 million of cash and cash equivalents, compared to $8.4 million at March 31, 2004 and $11.0 million at December 31, 2004. An additional $770,000 of restricted cash was posted in late 2002 as security for the letter of credit related to our restructured sublease for our Lexington headquarters and will reduce, by formula, to zero by August 2005. This restricted cash is shown in other assets on our balance sheet and was reduced in December 2004 to $440,000 and remains on the balance sheet at March 31, 2005 as compared to $770,000 at March 31, 2004.

     Our operating activities generated cash of $288,000 during the three month period ended March 31, 2005 as compared to $745,000 in the three month period ended March 31, 2004. In the first quarter of 2005, cash generated primarily resulted from our net income of $631,000 during the period and the positive impact of non-cash items such as depreciation and amortization expense and the increase in deferred revenue and accounts payable and the decrease in other current assets, offset by a decrease in accrued expenses and an increase in accounts receivable. Cash generated in the first quarter of 2004 resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue, offset by a decrease in accounts receivable and other current assets, and a decrease in accounts payable and accrued expenses.

     Our investing activities utilized cash of $61,000 during the three month period ended March 31, 2005 as compared to cash utilized of $50,000 in the three month period ended March 31, 2004. Cash used in the first quarter of 2005 and 2004 primarily came from the result of the purchase of replacement computers, equipment and an upgrade the Company’s e-mail system. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

     Our financing activities generated cash of $319,000 during the three month period ended March 31, 2005 as compared to $202,000 in the three month period ended March 31, 2004. Cash generated in the first quarter of 2005 and 2004, primarily came from the issuance of common stock under our employee stock option and stock purchase plans. The average stock price of the Company’s common stock was $6.04 for the quarter ended March 31, 2005 as compared to $3.68 for the same period last year and thus resulted in more employees exercising their stock options.

     Long-term cash requirements, other than for normal operating expenses and those described above are anticipated for the development of new software products and enhancements of existing products, and the possible acquisition of software products or technologies complementary to our business.

     We have reduced our workforce and overhead expenses and minimized capital spending and other uses of cash. However, in order to sustain profitability and to continue positive cash flow from operations, we must maintain or increase our revenue from current levels.

     Assuming that we can execute our current plans to maintain or grow revenue through our restructured sales program, our focus on enterprise customers, and our introduction and success of new and enhanced products, and the business climate for IT spending does not worsen, we believe that with the funding provided by operations described above, plus current cash and cash equivalents, we will have sufficient resources to meet our working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

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

Risks and Factors That May Affect Future Results

     Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form  10-Q. This Form 10-Q contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page 1 in our 2004 Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

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

     We may not be profitable in the future. For the quarter ended March 31, 2005, we reported net income of approximately $631,000 as compared to $338,000 for the same period last year. Prior to the fiscal year ended December 31, 2004, we generally experienced losses. Prior losses have resulted in an accumulated deficit of approximately $55.5 million as of March 31, 2005. It is uncertain whether we can maintain profitability in the future.

     For the quarter ended March 31, 2005, we had total revenue of $8.4 million versus $8.0 million in the quarter ended March 31, 2004. We continue to aggressively monitor our expenses and conserve cash. Despite these cost control measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to maintain profitability may adversely affect the market price of our common stock.

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

     In an effort to further enhance the success of the SilkElite Partner Program, we hired a new Vice President of Channel Sales and Strategic Partnerships in late 2004. The effect of this new position on our SilkElite Partner Program remains uncertain.

     The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to us and use our software products in the delivery of consulting services. The SilkElite Partner Program accounted for 18% of total revenue for the quarter ended March 31, 2005 versus 13% for the quarter ended March 31, 2004. The success of our strategic alliances and the SilkElite Program is uncertain, however, and such success faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price may be adversely affected.

     Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we feel we need to develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the fiscal quarter ended March 31, 2005, over 86% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 92% in same period last year. During the quarter ended March 31, 2005, we released our Software Quality

Optimization for SAP solution that enables SAP users to optimize the quality of and obtain greater business value from SAP applications. During the fourth quarter of 2004, we released SilkCentral Performance Manager 2.7, the newest version of our application performance management software for monitoring production behavior of applications. SilkCentral Performance Manager provided about 6% of our product revenue in the quarter ended March 31, 2005. If these new products are not successful, if we fail to continue to develop and introduce new products and enhancements on a timely basis, or if we fail to maintain our level of product revenue from SilkPerformer and SilkTest our business and the results of our operations may be adversely affected.

     We may face liquidity issues. We have taken steps to conserve our use of cash, including reducing headcount, infrastructure and other expenses, and limiting capital expenditures in order to improve our liquidity and to achieve greater efficiencies. We believe that, based on expense savings and the continued growth of our revenue, future sales at or above current levels should be sufficient to allow us to continue our positive cash flow. For the quarter ended March 31, 2005, we generated $496,000 in overall positive cash flow. Our total net revenue of $8.4 million for the period ended March 31, 2005 was approximately 5% greater than for the same period last year. If we fail to maintain or grow revenue, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or if we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be adversely affected.

     Our stock price may be volatile. The market price of our common stock is subject to significant fluctuations. The market price of our common stock may be significantly affected by the announcement of new products, product enhancements or technological innovation by us or our competitors, changes in our or our competitor’s results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. In addition, the capital stocks of technology stocks in general have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of our common stock could be adversely affected by such fluctuations.

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

     Our earnings may be adversely affected by the new accounting treatment for stock options and we may be forced to change our employee compensation and benefits practices. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of their next fiscal year, which will be in the first quarter of 2006. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements. Also, we may consider changing our employee compensation and benefits practices in a manner that may adversely impact our ability to retain existing employees and attract qualified candidates.

     We face many risks associated with international business activities. We derived approximately 18% of total revenue from international customers in the quarter ended March 31, 2005, as compared with 18% in the same period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and the stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business may be materially adversely affected.

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

     INTEREST RATE RISK. Segue is exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in United States Government treasury bills).

     FOREIGN CURRENCY RISK. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. We incurred transaction and re-measurement gains of $33,000 related to foreign currency for the three month period ended March 31, 2005 as compared to a gain of $19,000 in the three month period ended March 31, 2004. As of March 31, 2005, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $357,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2005

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ DOUGLAS ZACCARO

Douglas Zaccaro
Chief Financial Officer