Form 10-Q
period 2005-06-30
SEGUE SOFTWARE INC
filed 2005-08-15
CIK 894572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of Registrant’s Common Stock outstanding as of August 1, 2005 was 10,241,171.

SEGUE SOFTWARE, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
     Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 19. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 1. Condensed Consolidated Financial Statements
SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,399	$11,028
Accounts receivable, net of allowances of $273 and $281, respectively	6,258	6,421
Other current assets	1,076	1,013

Total current assets	19,733	18,462

Property and equipment, net	743	749
Goodwill, net	1,506	1,506
Other assets	486	604

Total assets	$22,468	$21,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$686	$564
Accrued compensation and benefits	1,507	1,602
Accrued lease obligations on excess space	859	1,059
Accrued expenses	1,003	1,134
Deferred revenue	10,350	10,524

Total current liabilities	14,405	14,883

Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 949 and 921 shares of Series B and 605 and 570 shares of Series C preferred stock issued and outstanding, respectively	5,090	4,726
Common stock, par value $.01 per share; 30,000 shares authorized; 10,378 and 10,195 shares issued, respectively	104	102
Additional paid-in capital	58,028	57,959
Cumulative translation adjustment	253	429
Unearned stock-based compensation	(39)	(47)
Accumulated deficit	(54,773)	(56,131)

	8,663	7,038
Less treasury stock, at cost, 145 and 145 shares, respectively	(600)	(600)

Total stockholders’ equity	8,063	6,438

Total liabilities and stockholders’ equity	$22,468	$21,321

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Software	$3,689	$3,597	$7,308	$7,172
Services	5,277	4,477	10,120	8,948

Gross revenue	8,966	8,074	17,428	16,120
Less vendor consideration to a customer	(57)	(36)	(125)	(58)

Net revenue	8,909	8,038	17,303	16,062

Cost of revenue:
Cost of software	101	92	211	177
Cost of services	1,267	1,294	2,386	2,606

Total cost of revenue	1,368	1,386	2,597	2,783

Gross margin	7,541	6,652	14,706	13,279

Operating expenses:
Sales and marketing	3,769	3,489	7,276	6,961
Research and development	1,922	1,635	3,770	3,285
General and administrative	1,303	1,046	2,444	2,228

Total operating expenses	6,994	6,170	13,490	12,474

Income from operations	547	482	1,216	805
Other income (expense), net	—	(5)	—	15
Interest income, net	70	16	114	37

Income before provision for income taxes	617	493	1,330	857
Provision (benefit) for income taxes	(110)	(24)	(28)	2

Net income	727	517	1,358	855
Preferred stock dividend-in-kind	(95)	(173)	(364)	(340)

Net income applicable to common shares	$632	$344	$994	$515

Net income per common share — Basic	$0.06	$0.03	$0.10	$0.05
Net income per common share — Diluted*	$0.06	$0.03	$0.09	$0.05

Weighted average common shares outstanding — Basic	10,205	9,906	10,151	9,869
Weighted average common shares outstanding — Diluted*	10,992	10,633	11,236	10,646

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Increase (decrease) in cash

Cash flows from operating activities:
Net income	$1,358	$855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	217	437
Stock-based compensation	8	13
Changes in operating assets and liabilities:
Accounts receivable	28	674
Other current assets	(60)	(179)
Accounts payable	106	(269)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(393)	(351)
Deferred revenue	(45)	439

Net cash provided by operating activities	1,219	1,619

Cash flows from investing activities:
Additions to property and equipment	(237)	(148)
Decreases (additions) to other assets	117	(7)
Purchases of short-term investments	(35)	—

Net cash used in investing activities	(155)	(155)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	435	281

Net cash provided by financing activities	435	281

Effect of exchange rate changes on cash	(128)	(9)

Net increase in cash and cash equivalents	1,371	1,736
Cash and cash equivalents, beginning of period	11,028	7,495

Cash and cash equivalents, end of period	$12,399	$9,231

Supplemental disclosure of non-cash investing and financing transactions:
Net cash paid (refunded) for income taxes during the six months ended June 30	$(96)	$(53)
Distribution of Preferred stock dividend-in-kind	$364	$340
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
2. Liquidity
     We recorded net income of approximately $727,000 and $1.4 million for the three and six month period ended June 30, 2005, respectively. In addition, we recorded net income of approximately $2.5 million for the fiscal year ended December 31, 2004. For the six month period ended June 30, 2005 we generated approximately $1.4 million in overall cash flow. Our cash and cash equivalents balance at June 30, 2005 was $12.4 million versus $11.0 million at December 31, 2004.
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
3. Recent Accounting Developments
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment which addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R were to be effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the effective date for Statement 123R, allowing public companies to adopt the rule at the beginning of their next fiscal year after June 30, 2005.
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
4. Other Assets
     Included in other assets at June 30, 2005 and December 31, 2004 is restricted cash of $440,000. This amount represents the security for a letter of credit required by our amended sublease for our Lexington headquarters. Our obligation to maintain this letter of credit will reduce over time, by formula, to zero by August 2005. Also included is approximately $45,000 in refundable security deposits we have paid for our various regional sales offices. During the quarter ended June 30, 2005, our security deposit of $27,000 for our former San Francisco sales office was returned to the Company.
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
     Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they are required to take cash payments in lieu of dividends in kind. As of June 30, 2005 there were no such holders of our Preferred C Stock.
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
     On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable from January 1, 2005 forward on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem this stock. The amendment to the terms of the Series B Preferred Stock was approved by the Company’s stockholders at the Company’s annual meeting, which was held on June 6, 2005. As a result of the approved amendment the reduced dividend rate was in effect for the June 30, 2005 dividend on the Series B Preferred Stock.
     For the quarter ended June 30, 2005, no shares of Series B Preferred Stock and an additional 17,119 shares of Series C Preferred Stock were earned as dividends. No shares of Series B Preferred Stock were earned as dividends for the referenced period due to the share holder approved amendment to reduce the dividend rate on the Series B Preferred Stock from an annual rate of 12% to 6%, which resulted in the total amount earned for the six month period being earned in the quarter ended March 31, 2005. On June 30, 2005 the Company issued 27,629 shares of Series B Preferred Stock and 34,239 shares of Series C Preferred Stock for the six month period ended on June 30, 2005. Our preferred stock dividends deemed earned resulted in a preferred stock dividend-in-kind of approximately $95,000 and $364,000 for the three and six month period ended June 30, 2005, respectively, versus $173,000 and $340,000 for the same periods ended June 30, 2004, respectively.

     For the three and six months ended June 30, 2005, there were options to purchase 47,770 and 138,783 shares of common stock exercised by employees, respectively. Total proceeds to Segue for the transactions were approximately $114,000 and $306,000 for the three and six month period ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, there were options to purchase 39,617 and 98,842 shares of common stock exercised by employees, respectively. Total proceeds to Segue for the transactions were approximately $79,000 and $191,000 for the three and six month period ended June 30, 2004, respectively.
     At June 30, 2005, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, during the third quarter of 2003, a stock grant was made for which the exercise price was less than the market value of the underlying common stock on the date of grant. Due to the vesting of this grant, it resulted in a compensation expense of approximately $3,000 for the quarter ended June 30, 2005.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income applicable to common shares
As reported	$632	$344	$994	$515
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(279)	(427)	(632)	(906)

Pro forma	$353	$(83)	$362	$(391)

Net income (loss) per common share — basic and diluted
As reported — basic	$0.06	$0.03	$0.10	$0.05
As reported — diluted	$0.06	$0.03	$0.09	$0.05

Pro forma – basic	$0.03	$(0.01)	$0.04	$(0.04)
Pro forma – diluted	$0.03	$(0.01)	$0.03	$(0.04)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.04%	3.93%	3.80%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	7	7	7
Expected volatility	66%	65%	80%
6. Restructuring Charges
     Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and former Los Gatos offices, net of estimated sublease income. The Company had no restructuring activities during the six months ended June 30, 2005.
     At June 30, 2005, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $859,000. This is comprised of an estimated $1.1 million for future rents payable by Segue on unoccupied space less approximately $234,000 of estimated future sublease and operating expense income. The Company made no estimate adjustments related to this accrual for the period ended June 30, 2005.
7. Provision for Income Taxes
     Segue recorded provisions (benefits) for foreign, federal and state income taxes of ($110,000) and ($28,000) for the three and six months ended June 30, 2005, respectively, and ($24,000) and $2,000 for the same periods last year. The tax benefit we realized in the second quarter of 2005 was due to the receipt of a research and development tax credit in Austria for prior years. Income tax for these periods was calculated taking into account the portion of taxable income that could be offset by net operating loss carry-forwards. There was no long term tax benefit recorded for prior losses generated in the U.S. for either period due to the uncertainty of realizing such benefits. The Company will continue to evaluate quarterly the requirement for it’s tax valuation allowance and it’s effect on tax provisions in the future.
8. Net Income Per Common Share
     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income applicable to common shares	$632	$344	$994	$515

Weighted average shares used in net income per share — basic	10,205	9,906	10,151	9,869
Incremental common shares issuable under employee stock option plans	787	727	1,085	777
Weighted average shares used in net income per share — diluted	10,992	10,633	11,236	10,646

Net income per common share — basic	$0.06	$0.03	$0.10	$0.05
Net income per common share — diluted	$0.06	$0.03	$0.09	$0.05
     Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 were 1,544,838 and 1,507,006 shares of common stock, respectively, and 1,387,496 and 1,387,278 shares of common stock for the three and six months ended June 30, 2004 that can be converted from preferred stock because their inclusion would be anti-dilutive.
9. Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, Segue’s comprehensive income items have consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$727	$517	$1,358	$855
Foreign translation adjustments	(104)	(13)	(176)	(44)

Comprehensive income	$623	$504	$1,182	$811

10. Commitments and Contingencies
   Legal Proceedings
     Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Our management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.
   Lease Commitments

     In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced in 2004 to $440,000 and is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet at June 30, 2005. This required letter of credit will further reduce over time, by formula, to zero by August 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.
     During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaces our Los Gatos and San Francisco sales offices, for which the lease expired for both locations during the first quarter of 2005.
     During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. The new facility consists of approximately 12,000 square feet and will replace our existing facility later this year. The lease contains a provision for the Company to cancel the agreement after five years without penalty, provided a six month notice is given.
     The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of June 30, 2005 (in thousands):

	Gross	Sublease	Net
	Commitment	Income	Amount
2005	$1,009	$(49)	$960
2006	2,003	(100)	1,903
2007	1,698	(85)	1,613
2008	382	0	382
2009	341	0	341
Thereafter	241	0	241

Total	$5,674	$(234)	$5,440

     Rent expense for the three and six month period ended June 30, 2005 was $399,000 and $807,000, respectively, as compared to $470,000 and $945,000 for the same periods in 2004.
   Royalty Commitments
     The Company has participated in royalty arrangements with third parties. As revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. As of June 30, 2005, the prepaid balance associated with T-Plan royalties remained at approximately $50,000.
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

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
		Gross		Gross		Gross		Gross
	Revenue	Margin	Revenue	Margin	Revenue	Margin	Revenue	Margin
Software licenses	$3,689	$3,588	$3,597	$3,505	$7,308	$7,097	$7,172	$6,995

Training and consulting	985	407	705	193	1,486	455	1,437	354
Maintenance	4,292	3,603	3,772	2,990	8,634	7,279	7,511	5,988

Total services	5,277	4,010	4,477	3,183	10,120	7,734	8,948	6,342

Less vendor consideration to a customer	(57)	(57)	(36)	(36)	(125)	(125)	(58)	(58)

Total	$8,909	$7,541	$8,038	$6,652	$17,303	$14,706	$16,062	$13,279

     The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and six months ended June 30 (in thousands):

	Total Net Revenue
	Three months ended		Six months ended		Long Lived Assets
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
United States	$7,152	$6,609	$14,018	$13,182	$1,031	$1,478
Foreign	1,757	1,429	3,285	2,880	199	243

	$8,909	$8,038	$17,303	$16,062	$1,230	$1,721

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during the three and six month period ending June 30, 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
     During the first half of 2005, we continued to deliver good financial results by continuing to focus on our three strategic business objectives: profitable revenue growth, market-driven product innovations and a focus on selective partnerships and alliances. Our second quarter financial results demonstrate continued alignment with our strategic objectives. We showed growth in both the areas of revenue and profitability during the three and six month period ending June 30, 2005 as compared to the previous year.
     Total revenue grew 11% to $8.9 million during the three month period and 8% to $17.3 million during the six month period ended June 30, 2005. This compares to $8.0 million reported in the three month period and $16.1 million reported during the six month period ended June 30, 2004. Our income from operations for the second quarter of 2005 was $547,000, up from $482,000 in the same period during 2004. For the six month period ended June 30, 2005, our income from operations was $1.2 million, up 49% from $805,000 reported during the same period in 2004. The difference between operating income and our reported net income applicable to common shares is primarily the result of preferred dividends. We view operating income (results before preferred dividends) as a better reflection of Segue’s business results for the reason that the preferred dividend is a non-cash, non-operating-transaction. Total operating expenses and cost of sales combined, totaled $8.4 million for the second quarter of 2005 as compared to $7.6 million last year. On a year-to-date basis, total operating expenses and cost of sales combined, totaled $16.1 million as compared to $15.3 million in 2004. Our total worldwide headcount at June 30, 2005 and June 30, 2004 stood at 195 and 180, respectively.
     Deferred revenue was $10.4 million at June 30, 2005, slightly down from $10.5 million at December 31, 2004 and up from $9.4 million at June 30, 2004. On the balance sheet, we reported a cash and cash equivalent balance of $12.4 million at June 30, 2005, up from a reported $11.0 million balance at December 31, 2004 and $9.2 million one year ago. We also reported positive cash flow from operations of $1.2 million in the first half of 2005 as compared to $1.6 million positive cash flow reported for the same period in 2004. We continue to have no debt on our balance sheet and we have no off-balance sheet contingency debt.

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
     Our critical accounting policies are those that could affect our financial statements materially and involve a significant level of judgment by management:
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
     Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and former Los Gatos offices, net of estimated sublease income, which resulted from workforce reductions. Segue did not execute a restructuring plan in the year ended December 31, 2004 and the six months ended June 30, 2005 and thus incurred no related charges for severance and other employee-related costs during the year ended December 31, 2004 and the six months ended June 30, 2005.
     The estimate for the $3.5 million loss on unused space was based on information that was available at that time. Factors that were included were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease the space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At June 30, 2005, the accrual balance related to the obligations associated with all of the excess office space in the Lexington facility (Los Gatos lease expired in the first quarter of 2005) is approximately $859,000. This is comprised of an estimated $1.1 million for future rents payable by Segue on unoccupied space less approximately $234,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.
     Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the fourth quarter of 2004, Segue performed an analysis of the fair value of the goodwill on the Company’s balance sheet. The analysis demonstrated that no impairment existed at December 31, 2004 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at June 30, 2005.
     Preferred Stock Dividend-In-Kind — On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, we received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates and also Dr. Howard Morgan, a Segue Director. On November 25, 2003, we completed an additional Preferred Stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on Nasdaq’s Small Cap Market Exchange. The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Dividends on the Series B Preferred Stock accrue at 6% per annum and dividends on the Series C Preferred Stock accrue at 12% per annum and are to be paid in additional shares of Preferred Stock or, in certain cases, cash, semiannually on June 30 and December 31.
     On December 27, 2004 the Company announced that it’s Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem its stock. The amendment to the terms of the Series B Preferred Stock was approved by the Company’s stockholders at the annual meeting, which was held on June 6, 2005. The reduced dividend rate was in effect for the June 30, 2005 dividend on the Series B Preferred Stock.
     Prior to January 1, 2004, management had estimated the value of a share of Preferred Stock to be equal to 140% of the average stock price for the Company’s common stock for the period in question. Commencing in 2004, the Company hired an independent third party on a quarterly basis, who specializes in valuations, to establish the fair market value of the Preferred Stock. The Company may continue to engage this third party on a quarterly basis for the purpose of establishing the fair market value of the Preferred Stock and calculating the expense of the dividends earned.
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
Results of Operations
     The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for		Percentage of Revenue for
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software	41.4%	44.7%	42.2%	44.7%
Services	59.2	55.7	58.5	55.7

Gross revenue	100.6	100.4	100.7	100.4
Less vendor consideration to a customer	(0.6)	(0.4)	(0.7)	(0.4)

Net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Cost of software	1.1	1.1	1.2	1.1
Cost of services	14.2	16.1	13.8	16.2

Total cost of revenue	15.3	17.2	15.0	17.3

Gross margin	84.7	82.8	85.0	82.7

Operating expenses:
Sales and marketing	42.3	43.4	42.1	43.3
Research and development	21.6	20.3	21.8	20.5
General and administrative	14.6	13.0	14.1	13.9

Total operating expenses	78.5	76.7	78.0	77.7

Income from operations	6.2	6.1	7.0	5.0
Other income (expense), net	0.0	(0.1)	0.0	0.1
Interest income, net	0.8	0.2	0.7	0.2

Income before provision for income taxes	7.0	6.2	7.7	5.3
Provision (benefit) for income taxes	(1.2)	(0.3)	(0.2)	0.0

Net income	8.2%	6.5%	7.9%	5.3%

Software Revenue
     Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue increased 3%, or $100,000, to $3.7 million during the three month period ended June 30, 2005 as compared to $3.6 million in the three month period ended June 30, 2004. However, actual software orders received during the three month period were $400,000 higher than the same period in 2004, resulting primarily from an increase in sales of SilkPerformer and our new SilkCentral product line. International product sales represented 28% and 27% of our total product sales in the three month period ended June 30, 2005 and 2004, respectively. The total dollar amount of international product sales increased by approximately $79,000 or 8%.
     Software revenue increased 1%, or $100,000, to $7.3 million during the six month period ended June 30, 2005 as compared to $7.2 million in the six month period ended June 30, 2004. The software license revenue for the six months of 2004 includes the effect of $400,000 in software licenses that were received on December 31, 2003, but not delivered or recognized until January 2004 (as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003). Excluding these sales, software license revenue would have increased by 7%, or $500,000 during the six month period ended June 30, 2005 as compared to the same period last year. International product sales represented 26% of our total product sales in the six month period ended June 30, 2005 and June 30, 2004. The total dollar amount of international product sales remained relatively flat compared to 2004.
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
     Services Revenue

     Services revenue consists of revenue from maintenance, training and consulting. Service revenue increased 18%, or $800,000, to $5.3 million during the three month period ended June 30, 2005 as compared to $4.5 million in the three month period ended June 30, 2004. For the six month period ended June 30, 2005, service revenue increased 13%, or $1.2 million, to $10.1 million as compared to $8.9 million in the six month period ended June 30, 2004.
     Maintenance revenue increased 13%, or $500,000, to $4.3 million during the three month period ended June 30, 2005 as compared to $3.8 million in the three month period ended June 30, 2004. For the six month period ended June 30, 2005, maintenance revenue increased 15%, or $1.1 million, to $8.6 million as compared to $7.5 million in the six month period ended June 30, 2004. The increase in maintenance revenue for both the three month and six month period for 2005 was primarily attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses as compared to 2004.
     Training and consulting revenue increased 40%, or $280,000, to $985,000 during the three month period ended June 30, 2005 as compared to $705,000 in the three month period ended June 30, 2004. This increase was primarily due to an increase in performed domestic consulting and training engagements. Training and consulting revenue increased 7%, or $100,000, to $1.5 million during the six month period ended June 30, 2005 as compared to $1.4 million in the six month period ended June 30, 2004. This increase was primarily due to an increase in domestic training classes compared to the same period last year.
     It is difficult to determine if we will be able to continue to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.
Vendor Consideration to a Customer
     Vendor considerations to a customer consist of the Company’s commitment to making referral fee payments to several vendors, resellers, and distributors. Under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2005 and 2004. Vendor considerations to a customer increased 58%, or $21,000, to $57,000 during the three month period ended June 30, 2005 as compared to $36,000 in the three month period ended June 30, 2004. During the six month period ended June 30, 2005, vendor considerations to a customer increased 116%, or $67,000, to $125,000 as compared to $58,000 in the six month period ended June 30, 2004. This increase, while large in terms of percentage, but relatively small in terms of dollars, is primarily attributed to several large deals to which a referral fee applied.
Cost of Software
     Cost of software includes documentation, product packaging and shipping, product media, employee costs for processing and distribution, amortization of purchased capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software increased 10%, or $9,000, to $101,000 during the three month period ended June 30, 2005 as compared to $92,000 in the three month period ended June 30, 2004. As a percent of software revenues, cost of software for the three month period was 3% in 2005 as compared to 3% in 2004. Cost of software increased by 19%, or $34,000, to $211,000 during the six month period ended June 30, 2005 as compared to $177,000 in the same period during 2004. This increase is attributed to a $28,000 increase in royalty expense due primarily to increased sales of products covered under an OEM agreement. As a percent of software revenues, cost of software for the six month period was 3% in 2005 as compared to 2% in 2004.
Cost of Services
     Cost of services consist principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services remained relatively flat at $1.3 million for the three month period ended June 30, 2005 as compared to the same period last year. As a percent of service revenue, cost of services for the three month period was 25% in 2005 as compared to 29% in 2004. Cost of services decreased 8%, or $200,000, to $2.4 million during the six month period ended June 30, 2005 as compared to $2.6 million in the six month period ended June 30, 2004 and is detailed below.
     Cost of training and consulting increased 13%, or $66,000, to $578,000 during the three month period ended June 30, 2005 as compared to $512,000 in the three month period ended June 30, 2004. This increase was primarily attributed to $51,000 in increased personnel related costs and outsourced consulting expense associated with more training and consulting engagements performed during 2005. Cost of training and consulting decreased 9%, or $100,000, to $1.0 million during the six month period ended June 30, 2005 as compared to $1.1 million in the six month period ended June 30, 2004. This decrease was mainly attributed to a decrease of $26,000 in allocated facility costs as a result of a lower percentage of total employees during the period and a decrease of $14,000 in depreciation as more assets are fully depreciated in 2005.

     Cost of maintenance decreased 12%, or $93,000, to $689,000 during the three month period ended June 30, 2005 as compared to $782,000 in the three month period ended June 30, 2004. This decrease is primarily attributed to a decrease of $88,000 in personnel related cost due to a reduced number of employees in this function and a decrease of $36,000 in depreciation expense as a result of more fully depreciated assets in 2005. Theses decreases were partially offset by an increase of $13,000 in exchange rate translation in the European market of our foreign technical support operations. Cost of maintenance decreased 7%, or $100,000, to $1.4 million during the six month period ended June 30, 2005 as compared to $1.5 million in the six month period ended June 30, 2004. The decrease in cost of maintenance over the same period last year is consistent with the third quarter comparison.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expense increased 9%, or $300,000, to $3.8 million during the three month period ended June 30, 2005 as compared to $3.5 million in the three month period ended June 30, 2004. As a percent of net revenue, total sales and marketing expense for the three month period was 43% for 2005 as compared to 43% for 2004. Total sales and marketing expense increased 4%, or $300,000, to $7.3 million during the six month period ended June 30, 2005 as compared to $7.0 million in the six month period ended June 30, 2004. As a percent of net revenue, total sales and marketing expense for the six month period was 42% for 2005 as compared to 43% for 2004.
     Sales expense remained relatively flat at $2.9 million during the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2004. For the six month period ended June 30, 2005, sales expense decreased by 2%, or $100,000, to $5.7 million as compared to $5.8 million for the six month period ended June 30, 2004. This decrease is primarily attributed to a $175,000 decrease in rent expense due to the closing of our San Francisco and Los Gatos California offices in the first quarter of 2005 and a decrease of $67,000 in depreciation expense resulting from more fully depreciated assets. These decreases were partially offset by an increase in sales commissions of $107,000 due to higher sales than the same period last year.
     Marketing expense increased 42%, or $272,000, to $914,000 during the three month period ended June 30, 2005 as compared to $642,000 in the three month period ended June 30, 2004. This increase was primarily attributed to an increase of $344,000 in marketing campaigns partially offset by a decrease of $46,000 in salary expense due to a change in the headcount mix during the quarter. Marketing expense increased 33%, or $400,000, to $1.6 million during the six month period ended June 30, 2005 as compared to $1.2 million in the six month period ended June 30, 2004. This increase is consistent with the second quarter comparison to 2004. We plan to make investments in this area, but will continue to tightly control the level of expenses for marketing programs. However, further reductions to these programs may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.
     We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to continue to grow revenue.
Research and Development
     Research and development expenses consist primarily of salaries, benefits, and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense increased 19%, or $300,000, to $1.9 million during the three month period ended June 30, 2005 as compared to $1.6 million in the three month period ended June 30, 2004. This increase was primarily attributed to an increase of $179,000 in outsourced consulting expense and an increase of $45,000 due to the valuation rate of the U.S. dollar to the Euro, as a substantial portion of our research and development expenses were from our Austrian subsidiary. The planned increase in outsourced consulting expenses was a result of our meeting the requirements of the Company’s accelerated product development plan for 2005.
     Research and development expense increased 15%, or $500,000, to $3.8 million during the six month period ended June 30, 2005 as compared to $3.3 million in the six month period ended June 30, 2004. This increase is consistent with the second quarter comparison above.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense increased 30%, or $300,000, to $1.3 million during the three month period ended June 30, 2005 as compared to $1.0 million in the three month period ended June 30, 2004. This increase was primarily attributable to an increase of $195,000 in personnel related and recruitment costs due to an increased number of employees, an increase of $50,000 in consulting expense primarily related to Sarbanes Oxley work, and an increase of $57,000 in bad debt expense partially offset by a decrease of $73,000 in the foreign currency translation expense.

     General and administrative expense increased 9%, or $200,000, to $2.4 million during the six month period ended June 30, 2005 as compared to $2.2 million in the six month period ended June 30, 2004. This increase was attributed to an increase of $280,000 in personnel related costs due to an increased number of employees in 2005 and an increase of $143,000 in bad debt expense as compared to several large recoveries in 2004. These increases were partially offset by a decrease of $171,000 in legal expense due to the absence of our internal legal counsel during most of the first quarter of 2004 and a decrease of $87,000 in the foreign currency translation expense.
Interest and Other Income (Expense)
     Interest and other income and expenses consist primarily of interest earned on cash, cash equivalents and short-tem investment balances. Interest and other income and expenses increased $59,000, to $70,000 during the three month period ended June 30, 2005 as compared to $11,000 in the three month period ended June 30, 2004. This increase is primarily attributed to an increase of $54,000 in interest income on higher balances of cash and cash equivalents and higher applicable interest rates in the second quarter of 2005 in comparison to the same period last year. Interest and other income, net increased $62,000, to $114,000 for the six months ended June 30, 2005 compared to $52,000 for the six months ended June 30, 2004. This increase is attributed to an increase of $77,000 in interest income partially offset by a decrease of $20,000 in other income which was related to the settlement of a minor sublease issue during the first quarter of 2004.
     The Company had no interest expense for the three and six month period ended June 30, 2005 and June 30, 2004. Segue carries no debt.
Provision for Income Taxes
     Segue recorded a provision for foreign and state income taxes of $32,000 offset by a foreign research and development tax credit refund of $142,000 (from prior years) for the three month period ended June 30, 2005. This compares to a $57,000 provision for foreign and state income taxes offset by a foreign research and development tax credit refund of $81,000 for the three month period ended June 30, 2004. We recorded a benefit from foreign and state income taxes of $28,000 for the six month period ended June 30, 2005 as compared to a $2,000 provision for the six month period ended June 30, 2004. The decrease of $30,000 is primarily due to the adjustments in foreign research and development tax credit provision in the six months of 2005, as mentioned previously.
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
Liquidity and Capital Resources
     At June 30, 2005, our principal sources of liquidity consisted of $12.4 million of cash and cash equivalents, compared to $9.2 million at June 30, 2004 and $11.0 million at December 31, 2004. An additional $770,000 of restricted cash was posted in late 2002 as security for the letter of credit related to our restructured sublease for our Lexington headquarters and will reduce, by formula, to zero by August 2005. This restricted cash is shown in other assets on our balance sheet and was reduced in December 2004 to $440,000 and remains on the balance sheet at June 30, 2005 as compared to $770,000 at June 30, 2004.
     Our operating activities generated cash of $1.2 million during the six month period ended June 30, 2005 as compared to $1.6 million in the six month period ended June 30, 2004. In the first half of 2005, cash generated primarily resulted from our net income of $1.4 million during the period and the positive impact of non-cash items such as depreciation and amortization expense, the increase in accounts payable and the decrease in accounts receivable, offset by a decrease in deferred revenue, accrued expenses and an increase in other current assets. Cash generated in the first half of 2004 resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue and other current assets, and the decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.
     Our investing activities utilized cash of $155,000 during the six month period ended June 30, 2005 and the six month period ended June 30, 2004. Cash used in the first half of 2005 and 2004 primarily came from the result of the purchase of replacement computers, equipment and an upgrade to the Company’s e-mail system. During 2005, we also received refundable security deposits on our closed sales offices in San Francisco and Los Gatos, CA. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.
     Our financing activities generated cash of $435,000 during the six month period ended June 30, 2005 as compared to $281,000 in the six month period ended June 30, 2004. Cash generated in the first half of 2005 and 2004, primarily came from the issuance of common stock under our employee stock option and stock purchase plans. The average stock price of the Company’s common stock was $5.51 for the six month period ended June 30, 2005 as compared to $3.78 for the same period last year and thus resulted in more employees exercising their stock options.
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
     We may not be profitable in the future. For the quarter ended June 30, 2005, we reported net income of approximately $727,000 as compared to $517,000 for the same period last year. For the six month period ended June 30, 2005, we reported net income of approximately $1.4 million as compared to $855,000 for the same period in 2004. Prior to the fiscal year ended December 31, 2004, we generally experienced losses. Prior losses have resulted in an accumulated deficit of approximately $54.8 million as of June 30, 2005. It is uncertain whether we can maintain profitability in the future.
     For the quarter ended June 30, 2005, we had total revenue of $8.9 million versus $8.0 million in the quarter ended June 30, 2004. For the six months ended June 30, 2005, we had total revenue of $17.3 million versus $16.1 million for the same period in 2004. We continue to aggressively monitor our expenses and conserve cash. Despite these cost control measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to maintain profitability may adversely affect the market price of our common stock.
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
     The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to us and use our software products in the delivery of consulting services. The SilkElite Partner Program accounted for 21% of total revenue for the quarter ended June 30, 2005 versus 16% for the quarter ended June 30, 2004. For the six month period ended June 30, 2005, the SilkElite Partner Program accounted for 19% of total revenue versus 15% for the same period in 2004. The success of our strategic alliances and the SilkElite Program is uncertain, however, and such success faces strong competition, and takes time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price may be adversely affected.
     Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we feel we need to develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the six months ended June 30, 2005, over 89% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 93% in same period last year.
     During the quarter ended June 30, 2005, we released several market-driven product innovations. Most significant was the release of SilkCentral Test Manager 8.0. This new test management solution, now based on the SilkCentral Common Architecture, provides a comprehensive quality platform for managing software quality activities throughout the entire application lifecycle. We also issued updated versions of SilkCentral Issue Manager, SilkTest, SilkPerformer, SilkPerformer Component Test Edition and SilkPerformer Lite to support the SilkCentral Software Quality Optimization platform. Finally, SilkTest 7.5 provided enhanced support for .Net and Java applications. During the quarter ended March 31, 2005, we released our Software Quality Optimization for SAP solution that enables SAP users to optimize the quality of and obtain greater business value from SAP applications. During the fourth quarter of 2004, we released SilkCentral Performance Manager 2.7, the newest version of our application performance management software for monitoring production behavior of applications. If these new products are not successful, or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or if we fail to maintain our level of product revenue from SilkPerformer and SilkTest our business and the results of our operations may be adversely affected.
     We may face liquidity issues. We believe that, based on expense savings and the continued growth of our revenue, future sales at or above current levels should be sufficient to allow us to continue our positive cash flow. For the six month period ended June 30, 2005, we generated approximately $1.4 million in overall positive cash flow. Our total net revenue of $17.3 million for the six month period ended June 30, 2005 was approximately 8% greater than for the same period last year. If we fail to maintain or grow revenue, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or if we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be adversely affected.
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
     We face many risks associated with international business activities. We derived approximately 20% of total revenue from international customers in the three-month period ended June 30, 2005, as compared with 18% in the same period last year. For the six-month period ended June 30, 2005, we derived approximately 19% of total revenue from international customers versus 18% for the same six-month period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business may be materially adversely affected.
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

     Interest Rate Risk. We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure and market risk is to invest in short-term, highly secured and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily US Treasury obligations and high-grade corporate commercial paper).
     Foreign Currency Risk. We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the three and six months ended June 30, 2005, we incurred transaction and re-measurement gains of approximately $86,000 and $119,000 related to foreign currency, respectively. For the three and six month period ended June 30, 2004, the expense effect of foreign currency was approximately $13,000 and $32,000, respectively. As of June 30, 2005, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $253,000.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     The 2005 Annual Meeting of Stockholders of Segue Software, Inc. (the “Annual Meeting”) was held on June 6, 2005.
     At the Annual Meeting, the following individuals were elected to Segue’s Board of Directors, constituting all members of Segue’s Board of Directors:

	Votes For	Votes Withheld

Joseph K. Krivickas	11,316,258	24,595
John R. Levine	11,327,565	13,288
Howard L. Morgan	11,191,954	148,899
Robert W. Powers, Jr.	11,328,293	12,560
Jyoti Prakash	11,177,819	163,034
James H. Simons	11,194,682	146,171
     The following additional proposals were considered at the Annual Meeting:

	Votes	Votes	Votes
	For	Against	Withheld
Ratification of an amendment to the Company’s Restated Certificate of Incorporation to change the dividend and redemption rights of the Company’s Series B Preferred Stock, par value $.01 per share	6,768,165	21,754	4,875
Ratification of the appointment of Grant Thornton LLP as independent public accountants for the fiscal year ending December 31, 2005	11,313,975	11,728	15,150

ITEM 5. Other Information
     In a Form 8-K, filed with the SEC on August 10, 2005, the Company announced that effective as of August 15, 2005, (i) Douglas Zaccaro is resigning as the Company’s Chief Financial Officer of the Company and is assuming the role of Senior Vice President and Treasurer, and (ii) Michael Sullivan is assuming the role of Chief Financial Officer. Such resignation and appointment were approved by the Company’s Board of Directors on August 10, 2005.
     Mr. Michael Sullivan has been an employee of the Company for the past five (5) years. Since May 1, 2004, Mr. Sullivan has been the Company’s Vice President of Finance. From April 1, 2002 to April 30, 2004, Mr. Sullivan served as the Company’s Corporate Controller. From June 30, 2000 to March 31, 2002, Mr. Sullivan served as the Company’s North American Controller. Mr. Sullivan is 40 years old.
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
Date: August 15, 2005

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS

Joseph K. Krivickas
Chief Executive Officer

By:	/s/ MICHAEL F. SULLIVAN

Michael F. Sullivan
Chief Financial Officer