Form 10-Q
period 2005-09-30
SEGUE SOFTWARE INC
filed 2005-11-14
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 1, 2005 was 10,360,420.

SEGUE SOFTWARE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

This Form 10-Q contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual report to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences are discussed under the heading “Risks and Factors That May Affect Future Results” beginning on page 24. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 1.	Condensed Consolidated Financial Statements

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,994	$11,028
Accounts receivable, net of allowances of $303 and $281, respectively	7,302	6,421
Other current assets	1,168	1,013

Total current assets	21,464	18,462
Property and equipment, net	805	749
Goodwill, net	1,506	1,506
Other assets	486	604

Total assets	$24,261	$21,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,372	$564
Accrued compensation and benefits	1,416	1,602
Accrued lease obligations on excess space	764	1,059
Accrued expenses	845	1,134
Deferred revenue	10,530	10,524

Total current liabilities	14,927	14,883
Stockholders’ equity:
Preferred stock, par value $.01 per share; 9,000 shares authorized; 949 and 921 shares of Series B and 605 and 570 shares of Series C preferred stock issued and outstanding, respectively	5,090	4,726
Common stock, par value $.01 per share; 30,000 shares authorized; 10,460 and 10,195 shares issued, respectively	104	102
Additional paid-in capital	58,279	57,959
Cumulative translation adjustment	243	429
Unearned compensation	(27)	(47)
Accumulated deficit	(53,755)	(56,131)

	9,934	7,038
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	9,334	6,438

Total liabilities and stockholders’ equity	$24,261	$21,321

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited)
Revenue:
Software	$3,936	$3,766	$11,244	$10,938
Services	5,263	4,711	15,383	13,659

Gross revenue	9,199	8,477	26,627	24,597
Less vendor consideration to a customer	(123)	(46)	(248)	(104)

Net revenue	9,076	8,431	26,379	24,493
Cost of revenue:
Cost of software	86	82	297	259
Cost of services	1,172	1,217	3,558	3,823

Total cost of revenue	1,258	1,299	3,855	4,082

Gross margin	7,818	7,132	22,524	20,411
Operating expenses:
Sales and marketing	3,906	3,478	11,182	10,439
Research and development	1,673	1,550	5,443	4,835
General and administrative	1,323	1,176	3,767	3,404

Total operating expenses	6,902	6,204	20,392	18,678

Income from operations	916	928	2,132	1,733
Other income, net	—	—	—	15
Interest income, net	76	23	190	60

Income before provision for income taxes	992	951	2,322	1,808
(Benefit) provision for income taxes	(26)	61	(54)	63

Net income	1,018	890	2,376	1,745
Preferred stock dividend-in-kind	(194)	(187)	(558)	(527)

Net income applicable to common shares	$824	$703	$1,818	$1,218

Net income per common share — Basic	$0.08	$0.07	$0.18	$0.12
Net income per common share — Diluted*	$0.07	$0.07	$0.16	$0.11
Weighted average common shares outstanding — Basic	10,268	9,962	10,218	9,827
Weighted average common shares outstanding — Diluted*	11,334	10,604	11,361	10,622

*	The assumed conversion of preferred shares into common shares is not included because their inclusion would be anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$2,376	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	578
Stock-based compensation	19	17
Changes in operating assets and liabilities:
Accounts receivable	(1,069)	345
Other current assets	(152)	(258)
Accounts payable	792	(339)
Accrued expenses, lease obligations on excess space, compensation, benefits and other	(715)	(429)
Deferred revenue	155	479

Net cash provided by operating activities	1,730	2,138

Cash flows from investing activities:
Additions to property and equipment	(408)	(224)
Decreases (additions) to other assets	116	(3)
Purchases of short-term investments	(35)	—

Net cash used in investing activities	(327)	(227)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	686	505

Net cash provided by financing activities	686	505

Effect of exchange rate changes on cash	(123)	11

Net increase in cash and cash equivalents	1,966	2,427
Cash and cash equivalents, beginning of period	11,028	7,495

Cash and cash equivalents, end of period	$12,994	$9,922

Supplemental disclosure of non-cash investing and financing transactions:
Net cash (refunded) paid for income taxes	$(92)	$35
Distribution of preferred stock dividend-in-kind	$558	$527

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

We recorded net income of approximately $1.0 million and $2.4 million for the three and nine month period ended September 30, 2005, respectively. In addition, we recorded net income of approximately $2.5 million for the fiscal year ended December 31, 2004. For the nine month period ended September 30, 2005 we generated approximately $2.0 million in overall cash flow. Our cash and cash equivalents balance at September 30, 2005 was $13.0 million versus $11.0 million at December 31, 2004.

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

On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred outstanding on December 28, 2005 at a per share redemption price of $4.00. Such redemption price will be payable in cash and could result, given the number of shares of Series B Preferred Stock and Series C Preferred Stock outstanding on November 9, 2005, in a cash payment of $6.2 million. The Redemption Notice provides that we will not be required to redeem such shares of our preferred stock if the stock price (as quoted on Nasdaq) for our common stock fell below $5.00 per share. Any holder of shares of our Series B Preferred Stock or Series C Preferred Stock may elect, at any time prior to December 23, 2005, to convert such shares into the same number of shares of our common stock in lieu of having such shares so redeemed. If the holders of our Series B Preferred Stock or Series C Preferred Stock elect not to convert their shares into shares of our common

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and if the stock price (as quoted by Nasdaq) for our common stock remains above $5.00 per share, we would effect such redemption by making cash payments totaling approximately $6.2 million.

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

4.	Other Assets

Included in other assets at September 30, 2005 and December 31, 2004 is restricted cash of $440,000. This amount represents the security for a letter of credit required by our amended sublease for our Lexington headquarters. Our obligation to maintain this letter of credit reduced over time, by formula, to zero by the end of the quarter ending September 30, 2005. The restricted cash will be returned to the Company during the fourth quarter of 2005. Also included is approximately $45,000 in refundable lease security deposits we have paid for our various regional sales offices.

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

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends paid to any holder on Preferred C Stock are restricted should they cause such holder, among other things, to accumulate more than 20% of our voting power. If any holder of Preferred C Stock should accumulate more than 20% of our voting power they are required to take cash payments in lieu of dividends in kind. As of September 30, 2005 there were no such holders of our Preferred C Stock.

Beginning with the first quarter of 2004, the Company hired an independent third party, who specializes in valuations, to establish the fair market value of its Preferred Stock, both Preferred B Stock and Preferred C Stock, at the end of each quarter. Prior to that date the fair value of our Preferred Stock was estimated by management. The Company did not engage this third party for the quarter ended September 30, 2005 for the purpose of establishing the fair market value of its Preferred Stock and in calculating the amount of additional shares to be issued in lieu of cash payment dividends. The reason for this was that both classes of Preferred Stock could be redeemed as of October 31, 2005 and thus the calculated fair market value would be approximately the same as the average NASDAQ stock price because of the short time period to redemption. We accrue for the estimated value of the total Preferred Stock dividend-in-kind on a quarterly basis. Each sale and issuance of our Preferred Stock was consummated in reliance on Regulation D under the Securities Act of 1933, as amended.

On December 27, 2004 the Company announced that its Board of Directors approved an amendment to certain terms of the Company’s Series B Preferred Stock, reducing the dividend payable from January 1, 2005 forward on its Series B Preferred Stock from 12% to 6% per year and extending the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem this stock. The amendment to the terms of the Series B Preferred Stock was approved by the Company’s stockholders at the Company’s annual meeting, which was held on June 6, 2005. Such amendment was filed, and made effective, on June 16, 2005 with the Secretary of State of Delaware.

For the quarter ended September 30, 2005, 14,229 shares of Series B Preferred Stock and 18,147 shares of Series C Preferred Stock were deemed earned as dividends. For the nine months ended September 30, 2005, 41,858 shares of Series B Preferred Stock and 52,386 shares of Series C Preferred Stock were earned as dividends. Our preferred stock dividends deemed earned resulted in a preferred stock dividend-in-kind of approximately $194,000 and $558,000 for the three and nine month period ended September 30, 2005, respectively, versus $187,000 and $527,000 for the same periods ended September 30, 2004, respectively.

For the three months ended September 30, 2005, there were options to purchase 47,897 shares of common stock exercised by employees and 33,812 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $261,000. For the three months ended September 30, 2004, there were 45,399 options to purchase shares of common stock exercised by employees and 39,259 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $221,000. For the nine-months ended September 30, 2005, there were options to purchase 186,680 shares of common stock exercised by employees and 78,614 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $694,000. For the nine-months ended September 30, 2004, there were options to purchase 144,241 shares of common stock exercised by employees and 89,568 shares of common stock were purchased and issued to employees under the Company’s Employee Stock Purchase Plan. Total proceeds to us from such transactions were approximately $505,000.

At September 30, 2005, the Company had three stock-based employee compensation plans. (These plans are described more fully in Note 5 of the Company’s Annual Report on Form 10-K.) The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, no stock-based employee compensation cost is reflected in net

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, during the third quarter of 2003, a stock grant was made for which the exercise price was less than the market value of the underlying common stock on the date of grant. Due to the vesting of this grant, the company incurred a compensation expense of approximately $2,000 for the quarter ended September 30, 2005.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted SFAS No. 123 in 1997 and elected the disclosure-only alternative. Had compensation costs for the Company’s stock and stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the quarters ended September 30, (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income applicable to common shares
As reported	$824	$703	$1,818	$1,218
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(345)	(400)	(986)	(1,306)

Pro forma	$479	$303	$832	$(88)

Net income (loss) per common share — basic and diluted
As reported - basic	$0.08	$0.07	$0.18	$0.12
As reported - diluted	$0.07	$0.07	$0.16	$0.11
Pro forma – basic	$0.05	$0.03	$0.08	$(0.01)
Pro forma – diluted	$0.04	$0.03	$0.07	$(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.08%	3.93%	3.80%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	7	7	7
Expected volatility	51%	65%	80%

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Restructuring Charges

Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result, Segue has recorded restructuring charges for severance, other employee-related costs, and costs for estimated lease obligations associated with excess office facilities in our Lexington and former Los Gatos offices, net of estimated sublease income. The Company had no restructuring activities during the nine months ended September 30, 2005.

At September 30, 2005, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $764,000. This is comprised of an estimated $974,000 for future rents payable by Segue on unoccupied space less approximately $210,000 of estimated future sublease and operating expense income. The Company made no estimate adjustments related to this accrual for the nine month period ended September 30, 2005.

7.	Provision for Income Taxes

Segue recorded provisions (benefits) for foreign, federal and state income taxes of ($26,000) and ($54,000) for the three and nine months ended September 30, 2005, respectively, and $61,000 and $63,000 for the same periods last year. The tax benefit we realized in the third quarter of 2005 was due to a tax adjustment in the UK for prior years. Income tax for these periods was calculated taking into account the portion of taxable income that could be offset by net operating loss carry-forwards. There was no long term tax benefit recorded for prior losses generated in the U.S. for either period due to the uncertainty of realizing such benefits. The Company will continue to evaluate quarterly the requirement for its tax valuation allowance and its effect on tax provisions in the future.

8.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income applicable to common shares	$824	$703	$1,818	$1,218
Weighted average shares used in net income per share - basic	10,268	9,962	10,218	9,827
Incremental common shares issuable under employee stock option plans	1,066	642	1,143	795
Weighted average shares used in net income per share - diluted	11,334	10,604	11,361	10,622

Net income per common share - basic	$0.08	$0.07	$0.18	$0.12
Net income per common share - diluted	$0.07	$0.07	$0.16	$0.11

Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005 were 1,569,328 and 1,558,829 shares of common stock, respectively, and 1,428,299 and 1,394,365 shares of common stock for the three and nine months ended September 30, 2004 that can be converted from preferred stock and the assumed preferred dividend-in-kind because their inclusion would be anti-dilutive.

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$1,018	$890	$2,376	$1,745
Foreign translation adjustments	(10)	29	(186)	(15)

Comprehensive income	$1,008	$919	$2,190	$1,730

10.	Commitments and Contingencies

Legal Proceedings

Various claims, charges and litigation have been asserted or commenced against Segue arising from or related to contractual or employee relations. Our management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments

In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced in 2004 to $440,000 and is classified as restricted cash and is reflected in Other Assets on the Company’s balance sheet at September 30, 2005. This required letter of credit reduced over time, by formula, to zero by the end of the quarter ended September 30, 2005. The restricted cash will be returned to the Company during the fourth quarter of 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaced our Los Gatos and San Francisco sales offices, for which the lease expired for both locations during the first quarter of 2005.

During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. The new facility consists of approximately 12,000 square feet and will replace our existing facility in December of this year. The lease contains a provision for the Company to cancel the agreement after five years without penalty, provided a six month notice is given.

The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of September 30, 2005 (in thousands):

	Gross Commitment	Sublease Income	Net Amount
2005	$512	$(25)	$487
2006	2,031	(100)	1,931
2007	1,719	(85)	1,634
2008	399	0	399
2009	357	0	357
Thereafter	256	0	256

Total	$5,274	$(210)	$5,064

Rent expense for the three and nine month period ended September 30, 2005 was $415,000 and $1.2 million, respectively, as compared to $439,000 and $1.4 million for the same periods in 2004.

Royalty Commitments

The Company has participated in royalty arrangements with third parties. As revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. As of September 30, 2005, the prepaid balance associated with T-Plan royalties remained at approximately $50,000.

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

Contingencies

In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are approximately $3.0 million.

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

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin	Revenue	Gross Margin
Software licenses	$3,936	$3,850	$3,766	$3,684	$11,244	$10,947	$10,938	$10,679
Training and consulting	846	280	829	300	2,332	735	2,266	654
Maintenance	4,417	3,811	3,882	3,194	13,051	11,090	11,393	9,182

Total services	5,263	4,091	4,711	3,494	15,383	11,825	13,659	9,836
Less vendor consideration to a customer	(123)	(123)	(46)	(46)	(248)	(248)	(104)	(104)

Total	$9,076	$7,818	$8,431	$7,132	$26,379	$22,524	$24,493	$20,411

SEGUE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenue and long-lived asset information by geographic area as of and for the quarters and nine months ended September 30 (in thousands):

	Total Net Revenue
	Three months ended September 30,		Nine months ended September 30,		Long Lived Assets September 30,
	2005	2004	2005	2004	2005	2004
United States	$7,002	$6,636	$21,020	$19,818	$1,090	$1,417
Foreign	2,074	1,795	5,359	4,675	201	238

	$9,076	$8,431	$26,379	$24,493	$1,291	$1,655

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop, market and support software quality optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during the three and nine month period ending September 30, 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

During the third quarter of 2005, we continued to deliver strong financial results by continuing to focus on our three strategic business objectives: profitable revenue growth, market-driven product innovations and a focus on selective partnerships and alliances. Our third quarter financial results demonstrate continued alignment and execution of our strategic objectives and shows growth in both the areas of revenue and profitability during the three and nine month period ending September 30, 2005, as compared to the previous year.

Total revenue grew 8% to $9.1 million during the three month period and 8% to $26.4 million during the nine month period ended September 30, 2005. This compares to $8.4 million reported in the three month period and $24.5 million reported during the nine month period ended September 30, 2004. Our income from operations for the third quarter of 2005 was $916,000, down from $928,000 in the same period during 2004. For the nine month period ended September 30, 2005, our income from operations was $2.1 million, up 23% from $1.7 million reported during the same period in 2004. The difference between operating income and our reported net income applicable to common shares is primarily the result of preferred dividends, interest and taxes. We view operating income (results before preferred dividends) as a better reflection of Segue’s business results for the reason that the preferred dividend is a non-cash, non-operating-transaction. Total operating expenses and cost of sales combined, totaled $8.2 million for the third quarter of 2005 as compared to $7.5 million last year. On a year-to-date basis, total operating expenses and cost of sales combined, totaled $24.2 million as compared to $22.8 million in 2004. Our total worldwide headcount at September 30, 2005 and September 30, 2004 stood at 211 and 184, respectively.

Our balance sheet reflects a strong cash balance of $13.0 million at September 30, 2005, up from a reported $11.0 million at December 31, 2004 and $9.9 million at September 30, 2004. Deferred revenue stood at $10.5 million at September 30, 2005, compared to $10.5 million at December 31, 2004 and up from $9.5 million at September 30, 2004. We also reported positive cash flow from operations of $1.7 million for the nine month period ended September 30, 2005 as compared to positive cash flow of $2.1 million reported for the same period in 2004. We had no off-balance sheet contingency debt and continue to have no debt on our balance sheet.

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

Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and former Los Gatos offices, net of estimated sublease income, which resulted from workforce reductions. Segue did not execute a restructuring plan in the year ended December 31, 2004 or the nine months ended September 30, 2005 and thus incurred no related charges for severance and other employee-related costs during the year ended December 31, 2004 or the nine months ended September 30, 2005.

The Company’s estimate of its $3.5 million loss on unused space was based on information that was available at that time. Factors that were taken into account in making such estimate were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease such unused space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At September 30, 2005, the accrual balance related to the obligations associated with all of the excess office space in the Lexington facility (Los Gatos lease expired in the first quarter of 2005) is approximately $764,000. This is comprised of an estimated $974,000 for future rents payable by Segue on unoccupied space less approximately $210,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

Goodwill — As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the fair value of the goodwill annually during the fourth quarter and will adjust the value of the goodwill should the calculated fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the fourth quarter of 2004, Segue performed an analysis of the fair value of the goodwill on the Company’s balance sheet. The analysis demonstrated that no impairment existed at December 31, 2004 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at September 30, 2005.

Preferred Stock Dividend-In-Kind — On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, we received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates and also Dr. Howard Morgan, a Segue Director. On November 25, 2003, we completed an additional Preferred Stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on Nasdaq’s Small Cap Market Exchange. The Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Pursuant to an amendment to the terms of the Series B Preferred Stock, which was announced on December 27, 2004, approved by the Company’s Stockholders on June 6, 2005 and filed with the Secretary of State of Delaware, and made effective, on June 16, 2005, dividends on the Series B Preferred Stock accrue at 6% per annum and are to be paid in additional shares of Preferred B Stock semiannually on June 30 and December 31. Dividends on the Series C Preferred Stock accrue at 12% per annum and are to be paid in additional shares of Preferred C Stock or, in certain cases, cash, semiannually on June 30 and December 31.

The Company’s amendment to the terms of the Company’s Series B Preferred Stock referenced above, reduced the dividend payable on its Series B Preferred Stock from 12% to 6% per year (which reduction was in effect for the June 30, 2005 dividend on the Preferred B Stock) and extended the redemption date of its Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem its stock.

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

The Company did not engage this third party for the quarter ended September 30, 2005, for the purpose of establishing the fair market value of its Preferred Stock and in calculating the amount of additional shares to be issued in lieu of cash payment dividends. The reason for this is that both classes of Preferred Stock may be redeemed as of October 31, 2005 and thus the calculated fair market value would be approximately the same as the average NASDAQ stock price because of the short time period to redemption. On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred outstanding on December 28, 2005 at a per share redemption price of $4.00. Such redemption price will be payable in cash and could result, given the number of shares of Series B Preferred Stock and Series C Preferred Stock outstanding on November 9, 2005, in a cash payment of $6.2 million. The Redemption Notice provides that we will not be required to redeem such shares of our preferred stock if the stock price (as quoted on Nasdaq) for our common stock fell below $5.00 per share. Any holder of shares of our Series B Preferred Stock or Series C Preferred Stock may elect, at any time prior to December 23, 2005, to convert such shares into the same number of shares of our common stock in lieu of having such shares so redeemed. If the holders of our Series B Preferred Stock or Series C Preferred Stock elect not to convert their shares into shares of our common stock and if the stock price (as quoted by Nasdaq) for our common stock remains above $5.00 per share, we would effect such redemption by making cash payments totaling approximately $6.2 million.

The Company reflects the estimated value of the Preferred Stock dividend-in-kind on a quarterly basis as a reduction in the net income applicable to common shares.

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

Results of Operations

The following table sets forth certain unaudited quarterly results of operations expressed as a percentage of total revenue for the periods indicated:

	Percentage of Revenue for Three Months Ended September 30,		Percentage of Revenue for Nine months Ended September 30,
	2005	2004	2005	2004
Revenue:
Software	43.4%	44.7%	42.6%	44.7%
Services	58.0	55.9	58.3	55.8

Gross revenue	101.4	100.6	100.9	100.5
Less vendor consideration to a customer	(1.4)	(0.6)	(0.9)	(0.5)

Net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of software	0.9	1.0	1.1	1.1
Cost of services	12.9	14.4	13.5	15.6

Total cost of revenue	13.8	15.4	14.6	16.7
Gross margin	86.2	84.6	85.4	83.3
Operating expenses:
Sales and marketing	43.0	41.3	42.4	42.6
Research and development	18.4	18.4	20.6	19.7
General and administrative	14.6	13.9	14.3	13.9

Total operating expenses	76.0	73.6	77.3	76.2
Income from operations	10.2	11.0	8.1	7.1
Other income, net	—	—	—	0.1
Interest income, net	0.8	0.3	0.7	0.2

Income before provision for income taxes	11.0	11.3	8.8	7.4
Benefit (provision) for income taxes	(0.3)	0.7	(0.2)	0.3

Net income	11.3%	10.6%	9.0%	7.1%

Software Revenue

Software revenue results from the sale of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners, and resellers. Software revenue increased 3%, or $100,000, to $3.9 million during the three month period ended September 30, 2005 as compared to $3.8 million in the three month period ended September 30, 2004. This increase is primarily attributed to an increase in sales of our SilkCentral product line. International product sales represented 33% and 32% of our total product sales in the three month period ended September 30, 2005 and 2004, respectively. The total dollar amount of international product sales increased by approximately $82,000 or 7%.

Software revenue increased 3%, or $300,000, to $11.2 million during the nine month period ended September 30, 2005 as compared to $10.9 million in the nine month period ended September 30, 2004. The software license revenue for the nine months of 2004 includes the effect of $400,000 in software licenses that were received on December 31, 2003, but not delivered or recognized until January 2004 (as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003). Excluding these sales, software license revenue would have increased by 7%, or $700,000 during the nine month period ended September 30, 2005 as compared to the same period last year. International product sales represented 28% of our total product sales in the nine month period ended September 30, 2005 and September 30, 2004. The total dollar amount of international product sales increased $117,000 or 4% from 2004.

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

Services Revenue

Services revenue consists of revenue from maintenance, training and consulting. Service revenue increased 13%, or $600,000, to $5.3 million during the three month period ended September 30, 2005 as compared to $4.7 million in the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, service revenue increased 12%, or $1.7 million, to $15.4 million as compared to $13.7 million in the nine month period ended September 30, 2004. The increase in service revenue for both the three month and nine month period ended September 30, 2005 was primarily attributed to an increase in maintenance revenue as compared to the same period in 2004.

Maintenance revenue increased 13%, or $500,000, to $4.4 million during the three month period ended September 30, 2005 as compared to $3.9 million in the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, maintenance revenue increased 14%, or $1.6 million, to $13.0 million as compared to $11.4 million in the nine month period ended September 30, 2004. The increase in both the three month and nine month period for maintenance revenue for 2005 was primarily attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses as compared to 2004.

Training and consulting revenue increased 2%, or $17,000, to $846,000 during the three month period ended September 30, 2005 as compared to $829,000 in the three month period ended September 30, 2004. For the nine month period ended September 30, 2005 and 2004, training and consulting revenue remained unchanged at $2.3 million.

It is difficult to determine if we will be able to continue to grow training and consulting revenue in the future or if we will be able to renew maintenance contracts at the same level as we have done in the past.

Vendor Consideration to a Customer

Vendor considerations to a customer consist of the Company’s commitment to making referral fee payments to several vendors, resellers, and distributors. Under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2005 and 2004. Vendor considerations to a customer increased by $77,000 to $123,000 during the three month period ended September 30, 2005 as compared to $46,000 in the three month period ended September 30, 2004. The increase is primarily attributed to several large deals to which a referral fee applied. During the nine month period ended September 30, 2005, vendor considerations to a customer increased by $144,000 to $248,000 as compared to $104,000 in the nine month period ended September 30, 2004. This increase is consistent with the third quarter comparison to 2004.

Cost of Software

Cost of software includes documentation, product packaging and shipping, product media, employee costs for processing and distribution, amortization of purchased capitalized technology and royalties due to third parties for their software that we embed in our products. Cost of software increased 5%, or $4,000, to $86,000 during the three month period ended September 30, 2005 as compared to $82,000 in the three month period ended September 30, 2004. As a percent of software revenues, cost of software for the three month period was 2% in 2005 as compared to 2% in 2004. Cost of software increased by 15%, or $38,000, to $297,000 during the nine month period ended September 30, 2005 as compared to $259,000 in the same period during 2004. The increase is attributed to a $28,000 increase in fulfillment and delivery costs associated with higher software sales than in 2004. As a percent of software revenues, cost of software for the nine month period was 3% in 2005 as compared to 2% in the same period for 2004.

Cost of Services

Cost of services consists principally of salaries and benefits for our customer service and technical support staff, which staff provides services under maintenance contracts and for our training and consulting staff, as well as third party consulting fees and the cost of materials and facilities used for training customers. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services remained relatively flat at $1.2 million for the three month period ended September 30, 2005 as compared to the same period last year. As a percent of service revenue, cost of services for the three month period was 22% in 2005 as compared to 26% in 2004. Cost of services decreased 5%, or $200,000, to $3.6 million during the nine month period ended September 30, 2005 as compared to $3.8 million in the nine month period ended September 30, 2004. As a percent of service revenue, cost of services for the nine month period was 23% in 2005 as compared to 28% in 2004.

Cost of training and consulting increased 7%, or $37,000, to $566,000 during the three month period ended September 30, 2005 as compared to $529,000 in the three month period ended September 30, 2004. This increase was primarily attributed to $54,000 in increased personnel related costs and outsourced consulting expense. Cost of training and consulting stood relatively flat at $1.6 million during the nine month period ended September 30, 2005 and September 30, 2004.

Cost of maintenance decreased 12%, or $83,000, to $605,000 during the three month period ended September 30, 2005 as compared to $688,000 in the three month period ended September 30, 2004. This decrease is primarily attributed to a decrease of $57,000 in personnel related cost due to a reduced number of full-time employees and a decrease of $13,000 in depreciation expense as a result of more fully depreciated assets in 2005. Cost of maintenance decreased 9%, or $200,000, to $2.0 million during the nine month period ended September 30,

2005 as compared to $2.2 million in the nine month period ended September 30, 2004. The decrease in cost of maintenance over the same period last year is primarily attributed to a decrease of $200,000 in personnel related costs due to a reduced number of full-time employees and a decrease of $86,000 in depreciation expense, partially offset by an increase of $27,000 in travel costs and an increase of $17,000 in exchange rate translation in the European market of our foreign technical support operations.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expense increased 11%, or $400,000, to $3.9 million during the three month period ended September 30, 2005 as compared to $3.5 million in the three month period ended September 30, 2004. As a percent of net revenue, total sales and marketing expense for the three month period was 43% for 2005 as compared to 41% for 2004. Total sales and marketing expense increased 8%, or $800,000, to $11.2 million during the nine month period ended September 30, 2005 as compared to $10.4 million in the nine month period ended September 30, 2004. As a percent of net revenue, total sales and marketing expense for the nine month period was 42% for 2005 as compared to 43% for 2004.

Sales expenses increased 14%, or $400,000, to $3.2 million during the three month period ended September 30, 2005 as compared to $2.8 million in the three month period ended September 30, 2004. This increase was primarily attributed to a $385,000 increase in personnel-related cost and an $86,000 increase in travel costs associated with the growth in headcount. These increases are partially offset with a decrease of $73,000 in allocated facility costs. For the nine month period ended September 30, 2005, sales expense increased by 5%, or $400,000, to $8.9 million as compared to $8.5 million for the nine month period ended September 30, 2004. This increase is primarily attributed to a $385,000 increase in personnel-related cost and a $91,000 increase in travel costs associated with the growth in headcount, and an increase of $168,000 in commission expense associated with increased sales over the same period last year. These increases are partially off-set by a decrease of $177,000 in rent expense due to the closing of our San Francisco and Los Gatos California offices in the first quarter of 2005 and a decrease of $67,000 in depreciation expense resulting from more fully depreciated assets.

Marketing expense increased 3%, or $18,000, to $707,000 during the three month period ended September 30, 2005 as compared to $689,000 in the three month period ended September 30, 2004. Marketing expense increased 21% or $400,000, to $2.3 million during the nine month period ended September 30, 2005 as compared to $1.9 million in the nine month period ended September 30, 2004. This increase is primarily attributed to a $507,000 increase in spending in marketing programs, partially offset by a $65,000 decrease in allocated facility costs and a $41,000 decrease in personnel-related costs as a result of lower headcount. We plan to make investments in this area, but will continue to tightly control the level of expenses for marketing programs, but further reductions to these programs may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.

We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future, as we try to continue to grow revenue.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense increased 6%, or $100,000, to $1.7 million during the three month period ended September 30, 2005 as compared to $1.6 million in the three month period ended September 30, 2004. This increase was primarily attributed to an increase of $81,000 in outsourced development expense.

Research and development expense increased 13%, or $600,000, to $5.4 million during the nine month period ended September 30, 2005 as compared to $4.8 million in the nine month period ended September 30, 2004. This increase was primarily attributed to a $437,000 increase in outsourced development expense, an increase of $93,000 due to the exchange rate valuation of the U.S. dollar to the Euro, as a substantial portion of our research and development expenses were from our Austrian subsidiary, and a $58,000 increase in travel expenses. The planned increase in outsourced development expenses were a result of our meeting the requirements of the Company’s accelerated product development plan for 2005.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense increased 8%, or $100,000, to $1.3 million during the three month period ended September 30, 2005 as compared to $1.2 million in the three month period ended September 30, 2004. This increase was primarily attributable to an increase of $140,000 in personnel related costs due to an increased number of employees, partially offset by a decrease in the adjustment for foreign currency translation losses of $34,000.

General and administrative expense increased 12%, or $400,000, to $3.8 million during the nine month period ended September 30, 2005 as compared to $3.4 million in the nine month period ended September 30, 2004. This increase was attributed to an increase of $328,000 in personnel related and travel costs attributable to growth in the number of employees and an increase of $112,000 in recruiting costs. This increase was partially offset by a decrease in the adjustment for foreign currency translation losses of $121,000 during 2005.

Interest and Other Income (Expense)

Interest and other income and expense consist primarily of interest earned on cash, cash equivalents and short-tem investment balances. Interest and other income, net increased $53,000, to $76,000 during the three month period ended September 30, 2005 as compared to $23,000 in the three month period ended September 30, 2004. This increase is attributed to an increase of $53,000 in interest income on higher balances of cash, cash equivalents and higher interest rates in the third quarter of 2005 in comparison to the same period last year. Interest and other income, net increased $115,000, to $190,000 for the nine months ended September 30, 2005 compared to $75,000 for the nine months ended September 30, 2004. This increase is attributed to an increase of $130,000 in interest income partially offset by a decrease of $15,000 in other income which was related to the settlement of a minor sublease issue during the first quarter of 2004.

The Company had no interest expense for the three and nine month period ended September 30, 2005 and September 30, 2004. Segue carries no debt.

Provision for Income Taxes

Segue recorded a provision for foreign, federal and state income taxes of $29,000 offset by an adjustment to foreign taxes in the UK from prior years of $55,000 for the three month period ended September 30, 2005. This compares to a $61,000 provision for foreign, federal and state income taxes for the three month period ended September 30, 2004. We recorded a benefit from foreign, federal and state income taxes of $54,000 for the nine month period ended September 30, 2005 as compared to a provision of $63,000 for the nine month period ended September 30, 2004. The decrease of $117,000 is primarily due to a foreign research and development tax credit refund of $142,000 (from prior years) received during the second quarter and the adjustment of foreign taxes in the UK during the third quarter as mentioned above.

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

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity consisted of $13.0 million of cash and cash equivalents, compared to $9.9 million at September 30, 2004 and $11.0 million at December 31, 2004. An additional balance of $440,000 in restricted cash remains in Other Assets on the balance sheet at September 30, 2005 as compared to $770,000 on September 30, 2004. This restricted cash is related to an initial letter of credit of $700,000 plus 10% or $770,000 posted in late 2002 as security for the letter of credit related to the restructured sublease for our Lexington headquarters which is scheduled to be returned to the Company by the end of fourth quarter of 2005.

Our operating activities generated cash of $1.7 million during the nine month period ended September 30, 2005 as compared to $2.1 million in the nine month period ended September 30, 2004. During 2005, cash generated primarily resulted from our net income of $2.4 million during the period and the positive impact of non-cash items such as depreciation and amortization expense, the increase in accounts payable and the increase in deferred revenue, offset by an increase in accounts receivable and other current assets, and a decrease in accrued expenses. During 2004, cash generated resulted from the net income, adjusted for depreciation of property and equipment and the increase in deferred revenue and other current assets, and the decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.

Our investing activities utilized cash of $327,000 during the nine month period ended September 30, 2005, compared to $227,000 cash utilized during the nine month period ended September 30, 2004. Cash used in the nine month period of 2005 and 2004 primarily came from the result of the purchase of replacement computers, equipment and an upgrade to the Company’s e-mail system. During 2005, we also received several refundable security deposits on our closed sales offices in San Francisco and Los Gatos, CA. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

Our financing activities generated cash of $686,000 during the nine month period ended September 30, 2005 as compared to $505,000 in the nine month period ended September 30, 2004. Cash generated in the nine month period of 2005 and 2004, primarily came from the issuance of common stock under our employee stock option and stock purchase plans. The average stock price of the Company’s common stock was $5.70 for the nine month period ended September 30, 2005 as compared to $3.72 for the same period last year and thus resulted in more employees exercising their stock options.

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

On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred outstanding on December 28, 2005 at a per share redemption price of $4.00. Such redemption price will be payable in cash and could result, given the number of shares of Series B Preferred Stock and Series C Preferred Stock outstanding on November 9, 2005, in a cash payment of $6.2 million. The Redemption Notice provides that we will not be required to redeem such shares of our preferred stock if the stock price (as quoted on Nasdaq) for our common stock fell below $5.00 per share. Any holder of shares of our Series B Preferred Stock or Series C Preferred Stock may elect, at any time prior to December 23, 2005, to convert such shares into the same number of shares of our common stock in lieu of having such shares so redeemed. If the holders of our Series B Preferred Stock or Series C Preferred Stock elect not to convert their shares into shares of our common stock and if the stock price (as quoted by Nasdaq) for our common stock remains above $5.00 per share, we would effect such redemption by making cash payments totaling approximately $6.2 million.

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

We may not be profitable in the future. For the quarter ended September 30, 2005, we reported net income of approximately $1.0 million as compared to $890,000 for the same period last year. For the nine month period ended September 30, 2005, we reported net income of approximately $2.4 million as compared to $1.7 million for the same period in 2004. Prior to the fiscal year ended December 31, 2004, we had generally experienced losses. Our prior losses have resulted in an accumulated deficit of approximately $53.8 million as of September 30, 2005. It is uncertain whether we can maintain profitability in the future.

For the quarter ended September 30, 2005, we had total revenue of $9.1 million versus $8.4 million in the quarter ended September 30, 2004. For the nine months ended September 30, 2005, we had total revenue of $26.4 million versus $24.5 million for the same period in 2004. We continue to aggressively monitor our expenses and conserve cash. Despite these cost control measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to maintain profitability may adversely affect the market price of our common stock.

Business conditions and Information Technology (IT) spending could cause a decline in revenue. The level of future IT spending remains uncertain. This is particularly true in light of the changes in the general business climate in recent years. If IT spending does not increase, our ability to generate revenues may be diminished and, as a result, may be adversely impacted.

We may not derive substantial incremental revenue from our alliances and SilkElite Partner Program. In an effort to increase product revenue produced by the efforts of our direct sales force, we have focused on expanding our key strategic alliances and on building a successful SilkElite Partner Program. To date, we have established alliances with Oracle, Hewlett Packard, SAP, Citrix and BMC.

The SilkElite Partners Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to us and use our software products in the delivery of consulting services. The SilkElite Partner Program accounted for 23% of total revenue for the quarter ended September 30, 2005 versus 14% for the quarter ended September 30, 2004. For the nine month period ended September 30, 2005, the SilkElite Partner Program accounted for 20% of total revenue versus 15% for the same period in 2004. The success of our strategic alliances and the SilkElite Program is uncertain, however, and such success faces strong competition, and will continue to take time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price may be adversely affected.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we feel we need to develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the three months ended September 30, 2005, over 83% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 94% in same period last year. This is due to the impact of our product releases described below. For the nine months ended September 30, 2005, our SilkPerformer and SilkTest products represented 87% of our total product revenue versus 94% for the same period last year.

During the quarter ended September 30, 2005, we released SilkTest 7.6, featuring support for Motif-based applications running on Sun Solaris UNIX and Red Hat Enterprise Linux platforms. Also during the quarter ended September 30, 2005, Segue’s solution for automated load and performance testing, was certified for integration with the SAP NetWeaver open integration and application platform by SAP AG. SilkPerformer 7.2 underwent rigorous testing at the SAP Integration and Certification Center (ICC) in Walldorf, Germany, for integration of its testing capabilities with SAP Extended Computer-Aided Test Tool (SAP eCATT). During the quarter ended June 30, 2005, we released several market-driven product innovations. Most significant was the release of SilkCentral Test Manager 8.0. This new test management solution, now based on the SilkCentral Common Architecture, provides a comprehensive quality platform for managing software quality activities throughout the entire application lifecycle. We also issued updated versions of SilkCentral Issue Manager, SilkTest, SilkPerformer, SilkPerformer Component Test Edition and SilkPerformer Lite to support the SilkCentral Software Quality Optimization platform. Finally, SilkTest 7.5 provided enhanced support for .Net and Java applications. During the quarter ended March 31, 2005, we released our Software Quality Optimization for SAP solution that enables SAP users to optimize the quality of and obtain greater business value from SAP applications. During the fourth quarter of 2004, we released SilkCentral

Performance Manager 2.7, the newest version of our application performance management software for monitoring production behavior of applications. If these new products are not successful, or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or if we fail to maintain our level of product revenue from SilkPerformer and SilkTest our business and the results of our operations may be adversely affected.

We may face liquidity issues. We believe that, based on expense savings and the continued growth of our revenue, future sales at or above current levels should be sufficient to allow us to continue our positive cash flow. For the nine month period ended September 30, 2005, we generated approximately $2.0 million in overall positive cash flow. Our total net revenue of $26.4 million for the nine month period ended September 30, 2005 was approximately 8% greater than for the same period last year. If we fail to maintain or grow revenue, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or if we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be adversely affected.

On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock or Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred outstanding on December 28, 2005 at a per share redemption price of $4.00. Such redemption price will be payable in cash and could result, given the number of shares of Series B Preferred Stock and Series C Preferred Stock outstanding on November 9, 2005, in a cash payment of $6.2 million. The Redemption Notice provides that we will not be required to redeem such shares of our preferred stock if the stock price (as quoted on Nasdaq) for our common stock fell below $5.00 per share. Furthermore, any holder of shares of our Series B Preferred Stock or Series C Preferred Stock may elect, at any time prior to December 23, 2005, to convert such shares into the same number of shares of our common stock in lieu of having such shares so redeemed. However, if the holders of our Series B Preferred Stock or Series C Preferred Stock elect not to convert their shares into shares of our common stock and if the stock price (as quoted by Nasdaq) for our common stock remains above $5.00 per share, we will make a significant expenditure of cash in effecting such redemption. Such expenditure of cash would reduce our working capital resources. If we fail to raise additional financing or generate substantial incremental revenues, such reduced working capital resources may adversely affect our business.

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

We must hire and retain skilled personnel in a difficult economic environment. Qualified personnel remain in high demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results during 2005 or in the future. All of this may have a material adverse effect on our business, operating results and financial condition.

Our recent changes in the management structure could adversely impact our business. During October 2005, the company hired a new Senior Vice President of Worldwide Sales. The effect of this new management change on our business and employees is uncertain.

Our earnings may be adversely affected by the new accounting treatment for stock options and we may be forced to change our employee compensation and benefits practices. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions, be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of their next fiscal year, which will be in the first quarter of 2006. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements. Also, we may consider changing our employee compensation and benefits practices in a manner that may adversely impact our ability to retain existing employees and attract qualified candidates.

We face many risks associated with international business activities. We derived approximately 23% of total revenue from international customers in the three-month period ended September 30, 2005, as compared with 21% in the same period last year. For the nine-month period ended September 30, 2005, we derived approximately 20% of total revenue from international customers versus 19% for the same nine-month period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business may be materially adversely affected.

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

Foreign Currency Risk. We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. During the three months ended September 30, 2005, we incurred a transaction and re-measurement expense of approximately $5,000. During the nine months ended September 30, 2005, we incurred a transaction and re-measurement gain of approximately $114,000. For the three and nine month period ended September 30, 2004, the expense effect of foreign currency was approximately $39,000 and $7,000, respectively. As of September 30, 2005, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $243,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

On October 17, 2005, John T. Sullivan joined the Company as Senior Vice President of Worldwide Sales, was appointed to our executive management team and will report directly to our Chief Executive Officer, Joseph Krivickas.

On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock or Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred Stock outstanding on December 28, 2005 at a per share redemption price of $4.00. Such redemption price will be payable in cash and could result, given the number of shares of Series B Preferred Stock and Series C Preferred Stock outstanding on November 9, 2005, in a cash payment of $6.2 million. The Redemption Notice provides that we will not be required to redeem such shares of our preferred stock if the stock price (as quoted on Nasdaq) for our common stock fell below $5.00 per share. Any holder of shares of our Series B Preferred Stock or Series C Preferred Stock may elect, at any time prior to December 23, 2005, to convert such shares into the same number of shares of our common stock in lieu of having such shares so redeemed. If the holders of our Series B Preferred Stock or Series C Preferred Stock elect not to convert their shares into shares of our common stock and if the stock price (as quoted by Nasdaq) for our common stock remains above $5.00 per share, we would effect such redemption by making cash payments totaling approximately $6.2 million and would incur a charge of approximately $930,000 . Alternatively, if the conversion is effected we would reverse the $194,000 expense related to dividends in kind which we incurred during the third quarter of 2005.

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

Date: November 14, 2005

SEGUE SOFTWARE, INC.

By:	/s/ JOSEPH K. KRIVICKAS
Joseph K. Krivickas
Chief Executive Officer

By:	/s/ MICHAEL F. SULLIVAN
Michael F. Sullivan
Chief Financial Officer