Form 10-K
period 2005-12-31
SEGUE SOFTWARE INC
filed 2006-03-30
CIK 894572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑  Yes    ☐  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☑  No

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $48,475,282 as of June 30, 2005, based upon the closing sale price of the Registrant’s Common Stock reported for that date on the NASDAQ Capital Market. For purposes of this disclosure, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2006 was 12,028,885.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for Registrant’s 2006 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SEGUE SOFTWARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

Some of the factors that might cause these differences are discussed under “Item 1A. Risks Factors” beginning on page 11. You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.	Business

General

Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” “the Registrant,” or “we”) deliver software and services that optimize the quality of business-critical software applications. Our products are used by quality assurance professionals, software developers and information technology staff to ensure software quality, reduce application development costs, manage the vast and growing number of application components and shorten the cycle time required to develop and deploy enterprise applications. Segue’s products and services provide comprehensive capabilities to define, measure, manage and improve software application quality. Our solutions enable enterprises to reduce the risk in deploying and operating Web, client/server and legacy applications across many technologies and IT environments while leveraging a fast return on application investments. Solutions such as ours provide the capabilities necessary to optimize the quality of mission-critical software for companies all over the globe.

Pending Acquisition of the Company by Borland Software Corporation

On February 7, 2006, the Company, Borland Software Corporation (“Borland”), and Beta Merger Sub, Inc, a wholly owned subsidiary of Borland (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). As a result of the Merger, the Company will become a wholly owned subsidiary of Borland.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, $0.01 par value, of the Company (other than any such shares owned by Borland or the Company, or by any Company stockholders who are entitled to and properly exercise dissenter’s rights under Delaware law) shall be converted into the right to receive $8.67 in cash, without interest. Additionally, at the effective time of the Merger, each outstanding option to purchase common stock of the Company that is outstanding and exercisable will be cancelled and the holder of such option will, to the extent such option is vested, receive an amount in cash equal to the number of shares of common stock underlying the option, multiplied by the positive difference between $8.67 and the exercise price applicable to that option (the “Option Consideration”). Each option to purchase our common stock that is outstanding and unvested as of the effective time of the Merger will be cancelled and the holders will receive an amount in cash equal to the Option Consideration on each date that the option otherwise would have vested had it remained outstanding following the effective time of the Merger, provided the employee is employed by Borland or any of its subsidiaries on such vesting date.

The Merger Agreement was filed on February 8, 2006 with the Securities and Exchange Commission as an exhibit to Segue’s Current Report on Form 8-K. Completion of the Merger, which is currently anticipated to occur in the second quarter of 2006, is subject to a number of contingencies, including approval by our stockholders, the absence of any law, order or injunction prohibiting the consummation of the Merger, and other customary closing conditions, each of which must be satisfied or waived prior to the closing, as well as the right of each party to terminate the Merger Agreement under certain circumstances.

Background and Business Highlights 2005

Segue was incorporated in California in 1988 and reincorporated in Delaware in January 1996. Segue’s corporate headquarters is located at 201 Spring Street, Lexington, Massachusetts. In December 1997, we acquired SQLBench International, Inc. and the assets of ARC—Dr. Ambichl & Dr. Reindl Communication GmbH, respectively (collectively referred to as “SQL Bench”). The acquired load-testing product, SilkPerformer, provides developers and testers the ability to determine the performance, scalability and reliability of software applications. Late in 1998, Segue acquired two additional software companies Eventus Software, Inc. (“Eventus”) and

Black & White Software, Inc. (“Black & White”) for the complementary technologies they added to Segue’s expanding product line.

During 2005, several notable milestones occurred: we grew revenues by 10% and ended 2005 with eight consecutive quarters of profitability. 2005 was Segue’s most profitable year, eclipsing the profitable results we obtained in 2004. In 2005, we also added key executive management, launched our Software Quality Optimization (SQO) vision, continued to win industry praise for our technology and expanded our presence in the European and Latin American markets, as well as the fast-growing Asia Pacific market.

Several key executives joined Segue in 2005. Mr. Ian McLeod was hired as Senior Vice President of Products and Mr. John Sullivan was brought on as Senior Vice President, Worldwide Sales. Mr. McLeod and Mr. Sullivan bring to Segue extensive industry experience. Prior to joining Segue, Mr. McLeod managed the development organization for software test automation products within IBM Rational, a significant Segue competitor. Prior to joining Segue, Mr. Sullivan worked at Empirix Software, another competitor, where he led the sales organization from its start-up stage as RSW Software through the acquisition that formed Empirix, overseeing five years of significant revenue growth. These two executives were appointed to Segue’s senior management team to drive operations toward the Company’s strategic objectives. Mr. McLeod and Mr. Sullivan report directly to Segue’s Chief Executive Officer (“CEO”), Mr. Joseph Krivickas.

Throughout 2005, Segue’s market focus was around Software Quality Optimization (SQO) – our vision for improving the quality of business applications. SQO was announced in March, when we detailed Segue’s vision, strategy and roadmap for transitioning software quality into a more holistic practice that delivers measurable value and is synchronized with business goals. To show our corporate and market alignment around SQO, we introduced several new initiatives. The first initiative was to establish Segue University. Segue University’s entire curriculum is focused on SQO and how to implement and use our solutions under a best practices approach. As part of our Segue University initiative, we introduced a new course, SQO Foundations, that offers proven methodologies for implementing and ensuring success with quality automation. Our highly trained engineers have developed into SQO experts who can advise customers not only on product functionality, but also on how to utilize our products in ways that allow customers to fully leverage their own SQO initiatives.

On the technology front, 2005 was a year in which our market-driven focus was evidenced by our product releases. In March 2005, we introduced SQO for SAP Solutions, a comprehensive, lifecycle solution to enable SAP customers to implement SAP applications more quickly, with higher quality and with the confidence that the applications will perform from day one of deployment. SAP customers make significant investments in SAP applications and Segue’s SQO for SAP Solutions allows them to leverage greater return-on-investment from their SAP applications and ensure the deployment meets business goals. In April, we introduced load-testing support for Macromedia’s Flex technology. Organizations use Flex technology to develop applications that enhance the richness of the user experience—for example, a financial services firm could deliver a portfolio management application that lets users visualize their portfolio and make real-time investment decisions.

Continuing the steady stream of product innovation, in June we released our most significant and strategic solution for all of 2005: SilkCentral Test Manager 8.0. SilkCentral Test Manager is a comprehensive offering for managing software quality activities throughout the entire application lifecycle. Version 8.0 introduced an advanced architecture that enables SilkCentral Test Manager customers to more efficiently manage software projects and accelerate time-to-market. SilkCentral Test Manager provides the platform necessary to enable collaboration amongst the various quality stakeholders in an organization and provides up-to-the-minute visibility into application quality, all from a single point of control.

In September, we introduced support within SilkTest, our functional and regression testing solution, for Red Hat Linux and Solaris. The Linux market, though a small part of the test automation market today, is growing exponentially. Our ability to support Linux environments extends our comprehensive support for all major enterprise technologies. In December, Segue introduced “Green Screen” support within SilkPerformer and SilkCentral Performance Manager. This new capability allows us to support legacy “green screen” applications within traditional mainframe and midframe environments. Finally, we also issued maintenance releases for SilkCentral Performance Manager, SilkCentral Issue Manager, SilkTest and SilkPerformer throughout the year.

On the partnership front, we made progress in extending our reach around the world by adding several new distributors. Distributors represent Segue in geographies where Segue does not have a direct sales presence. They are responsible for sales, ongoing support and implementation services in their specific markets. In 2005, Metastore, headquartered in Belgium, came on-board to represent Segue in the Benelux region (Belgium, The Netherlands and Luxembourg) of western Europe. DTS Latin, a Brazilian company, signed on to represent Segue in Latin America, while Ecetera signed on in Australia. Horizon Software was added to enable Segue to penetrate the growing Asian market. Horizon is headquartered in Beijing and has several other offices in Shanghai, Hangzhou, Wuhan, Guangzhou, Shenzhen and Chengdu. Finally, several new reselling partners were added in India to enable stronger coverage of the important Indian software market.

Throughout 2005, we worked closely with our Customer Advisory Council (CAC). The CAC is a formal platform for Segue, its customers and partners to communicate and exchange ideas around best practices for Software Quality Optimization. The CAC’s goal is to provide direct feedback to Segue that will evolve the Segue product portfolio to best serve the needs of global corporations seeking more effective ways to deploy high quality software applications, reduce business risk and increase return on investment. Segue’s Customer Advisory Council is comprised of companies from the Global 2000, representing a variety of vertical markets. The common link among all CAC member companies is a strong commitment to software quality, supported by the vision of software quality as a strategic business initiative and competitive advantage. In addition to quarterly webinars, live meetings were held with CAC members in November in both North America and Germany. We continue to receive invaluable feedback from our CAC on Segue’s product roadmap, industry trends and the real-world quality issues companies grapple with on a daily basis.

Finally, in 2005, Segue was also honored with inclusion in the Software 500, an annual ranking published by Softwaremag.com, of the 500 largest software companies based upon fiscal year 2004 revenues.

Industry Background

The New View of Software Quality

As we evolve into a new growth economy, the information technology (IT) challenges of painfully tight budgets and cautious investing slowly evolve into more growth-oriented and visionary strategies. Organizations still want demonstrable business value from every IT investment decision. Each functional group, from administration through divisional management, is being challenged to meet specific goals related to speed and time-to-market, while delivering process improvements along the way. Software quality plays a very important role in helping an organization to successfully achieve its business goals, while also building competitive advantage. Competitive advantage happens when applications that support defined strategic goals are developed and deployed faster and are of high quality. In fact, competitive advantage begins in how these applications are defined and developed.

Software Quality Optimization™ (SQO™) from Segue is a forward-thinking approach to software quality that integrates people, processes and technologies toward one specific goal: to ensure that software deployment is synchronized with business goals to achieve competitive advantage. SQO is a continuous, iterative process throughout the application lifecycle resulting in zero-defect software that delivers value from the moment it goes live.

The Real Cost of Software Defects

It has been well-researched and well-proven that it is exponentially more expensive to correct software defects once software has been released. In fact, the earlier the defect is discovered in the software application lifecycle, the less expensive it is to fix. To understand the order of magnitude that organizations are spending on poor quality, a major research project conducted by the United States Department of Commerce, National Institute of Standards and Technology showed that in a typical software development project, fully 80% of software development dollars are spent correcting software defects.

Many organizations view the software development lifecycle as a linear process with discrete functions: design, develop, test and deploy. Utilizing this model, defects will be discovered late in the application development process. In reality, the software development lifecycle is a cyclical function with interdependent phases. Quality assurance has a role in every phase of that lifecycle, from requirements review and test planning, to code development and functional testing, to performance testing and on, into production. Starting quality initiatives early and paying attention to quality throughout the development, deployment and production effort is key in order to achieve a baseline goal of zero-defect software.

Testing Does Not Equal Quality

The days when a quick testing phase was squeezed between end of development and deployment date are long gone. So is the idea that quality can be “tested into” software. The quality concept goes significantly beyond testing. SQO is a holistic approach to everything an organization does throughout the software application lifecycle. SQO is complementary to quality frameworks such as the Capability Maturity Model® Integration (CMM®/CMMI®) and the ISO® 9001 Quality Management System. These methodologies embody total quality concepts by implementing processes that define and document every aspect of software development for every phase of the lifecycle.

Early collaboration between quality assurance and development allows test plans and test cases to be developed in parallel during the specification phases. Apart from the obvious benefit of having these test assets ready before the first testable code emerges and thereby accelerating the testing phase, there are other, more subtle, benefits. In particular, developing test plans early on can show logic flaws in the design before coding starts, which avoids unnecessary rework later on. It can also show that certain parts of the software are difficult, if not impossible, to test exhaustively. This early focus on quality makes later testing and related quality activities much easier.

How to Implement SQO Processes

Continuous quality requires architecting for quality. It requires planning, commitment, design and discipline. The key is to begin with an understanding of how to measure the quality of applications in order to demonstrate the return on investment derived from improved quality practices. The concept of SQO supports this charter by automating and managing the processes associated with defining, measuring, managing and improving application integrity and performance. It helps enterprises to minimize costs, maximize the potential for business success and realize the full potential of their business application investments.

Conclusion

Gone are the days when quality could be viewed as an “after thought”, something to be fit in at the end of a development project - if there was any time left. Now, software quality optimization is viewed as strategically important by forward thinking companies. These organizations realize that an emphasis on quality does have a significant return on investment (ROI) attached to it, resulting from reduced cycle times, quicker time to market, efficient use of quality resources and lower ongoing cost of maintenance. Success depends on the integration of early, continuous and collaborative quality practices throughout the application lifecycle. Additionally, and not insignificantly, brand image and customer satisfaction are enhanced with deployment of high quality applications. Segue’s solutions help organizations benefit from the results of SQO – the delivery of high-quality software applications that meet business goals and the introduction of costs and process efficiencies into the entire software application lifecycle.

Segment Information

Segue is active in three business segments: software licenses; training and consulting; and maintenance/support services. Please refer to Note 10 to the Company’s Consolidated Financial Statements contained in this Form 10-K for more detailed financial information about our segments.

Products

Segue’s suite of products, known as Silk, provides comprehensive verification, load testing and application performance management capabilities. The SilkCentral Software Quality Optimization (SQO) platform ensures quality throughout the application lifecycle–starting with requirements and continuing through to production. Our Silk product suite supports a wide range of enterprise applications and technologies for both Web and client/server environments.

Software license revenue from our Silk product line represented approximately 44%, 44% and 43% of total revenues in 2005, 2004 and 2003, respectively. On an aggregate basis, SilkTest and SilkPerformer products represented approximately 86%, 92% and 90% of our product license sales in 2005, 2004 and 2003, respectively.

Current Product Offerings

SilkTest® is a functional testing product for enterprise software, whether Web, Java, Linux, UNIX or traditional client/server-based applications. SilkTest offers a test and automation environment offering many features that enable users to increase productivity in their software test automation efforts. These features include workflow elements for test creation and customization, test planning and management, direct database access and validation, the flexible and robust 4Test® scripting language, a built-in recovery system for unattended testing and the ability to test across multiple platforms, browsers and technologies with one set of scripts.

SilkTest International is an advanced, standards-based testing platform for today’s global enterprise applications. With SilkTest International, Segue extends the capabilities of SilkTest by providing users with the ability to perform simultaneous testing of localized applications across multiple languages, platforms and Web browsers–with a single test script.

SilkPerformer® is an enterprise-class load and stress testing solution for optimizing the quality of mission-critical applications. Visual script generation techniques and the ability to test multiple application environments with thousands of concurrent users allow you to thoroughly test an enterprise application’s reliability, performance and scalability before it is deployed–regardless of its size and complexity. Powerful diagnostic tools and management reports help isolate problems and enable swift diagnosis–thereby minimizing test cycles and accelerating time to market.

SilkPerformer® Lite is an accurate and cost efficient load and stress-testing tool for predicting the performance, scalability and reliability of Web applications prior to their launch. SilkPerformer Lite lets you quickly create a load test that accurately simulates the real-world behavior of up to 100 simultaneous users utilizing a single computer. What’s more, SilkPerformer Lite’s visual root-cause analysis tools and management reports help pinpoint problems and resolve them quickly thereby minimizing test cycles and accelerating time to market.

SilkPerformer® Component Test Edition is a tool for testing the remote software components of distributed applications under realistic server conditions. Its visual interface enables Quality Assurance (QA) personnel without any programming knowledge to test the functionality, interoperability and performance of these components under concurrent access early in development. Users can identify and fix potential problems before they become realities, avoiding the time and expense of redevelopment while ensuring the quality of multi-tier applications.

SilkCentralTM Test Manager brings organization, collaboration, communication, documentation and structure into the testing process. It provides a central point of control and visibility that simplifies the testing process from requirements management, to test planning and execution to reporting and issue tracking in a single Web-based application. Comprehensive in scope, SilkCentral Test Manager provides the means for defining, measuring, managing and improving quality throughout the entire application development cycle–from organizing key requirements…to creating and scheduling tests for unattended execution…to tracking and resolving defects.

SilkCentralTM Issue Manager (formerly known as SilkRadar) is an issue-tracking solution used to manage errors and enhancement requests encountered in software development projects. SilkCentral Issue Manager can be customized to meet the challenges of your business environment–working across multiple products, releases and geographic locations. Because SilkCentral Issue Manager’s flexible defect-tracking workflow allows development and QA to work more closely together, it increases productivity throughout the organization–resulting in an improved development process.

SilkCentralTM Performance Manager (formerly known as SilkVision) is an application performance management (APM) solution for optimizing the quality of mission-critical applications in the production environment. SilkCentral Performance Manager monitors the end-user experience on three dimensions: accuracy, availability and performance. Active monitoring utilizes synthetic business transactions for service-level and performance monitoring, while passive monitoring provides an understanding of real-user behavior by recording actual user transactions. SilkCentral Performance Manager’s Web GUI, root cause analysis tools and support for closed-loop testing enable close collaboration between pre- and post-deployment groups leading to fast problem identification and shorter error resolution turnaround times.

QA Partner is an automated functional and regression testing solution for end-to-end testing of cross-enterprise client/server applications on UNIX/Motif platforms. QA Partner includes a recovery system that supports unattended testing 24x7. QA Partner runs across multiple platforms, technologies, and environments.

Services

We complement our product offerings with training, consulting, customer service and technical support services. Segue’s services are designed to promote a clear and consistent approach to our solutions and facilitate the penetration of our products into a broader market and enhance our customer’s experience with Segue products. As of March 3, 2006, we had approximately 48 employees that provide these services.

Training and Consulting. We offer training and consulting services delivered by Segue employees and third-party consultants to support the successful implementation and use of our products. Our training courses are held in a classroom environment in selected U.S. and European cities, at a customer site or on-line in an instructor supervised setting. A training certification program is also available for our core products. Worldwide consulting is offered as an onsite service with consulting services being purchased either on a daily basis, or as pre-packaged solutions that address scalability, monitoring and transaction verification services to help our customers optimize software quality. Project management is provided for all consulting engagements. Segue consulting is comprised of employees who are experts in the use of the entire Silk product line. This depth of knowledge enables us to deliver end-to-end testing services that include functional testing, middleware testing and server load and performance testing. We have two principal objectives for our fee-based consulting services and training offerings: (i) to provide mutually agreed-upon goals for engagements, and (ii) to enhance our customers’ understanding of our methodologies and techniques.

Support Services. We offer fee-based maintenance contracts for twelve-month periods to customers who have licensed Segue’s products. We provide customer service and support through our internal technical support organization. Support services include the maintenance of our software products in accordance with specifications contained in each product’s user guide, access to technical support personnel to ask questions about the use and operation of our software products and the right to receive product updates as they are made generally available. Technical support services are obtained from our technical support group via phone, fax, e-mail, on-line case logging and status reporting, on-line forums and a self-help Knowledge Base. Our distributors provide initial telephone support to their end-users. We currently provide technical support services through our global support center in Belfast, Northern Ireland.

Sales and Marketing

In October 2005, our Executive Vice President of Worldwide Sales and Product Marketing’s employment was terminated and in December 2005, our Vice President of Strategic Partnerships’ employment was terminated. In October 2005, the Company hired a new Senior Vice President of Worldwide Sales and in January 2006, the Company made a few additional organizational changes to the sales management structure.

Despite the change in sales management, the overall Company sales strategy remained consistent—primary focus was placed on developing large, enterprise accounts and maintaining a high level of customer satisfaction with Segue’s products and services. As a result of this strategy, the Company saw a dramatic increase in the average selling price of the deals that comprised the top 60% in value of our revenues. Our direct sales team continued to embrace a value-based sales model as part of our SQO strategy resulting in improved productivity and effectiveness in demonstrating the value of our products and services to our customers and prospects. The Company continues to invest in sales support resources to further improve sales productivity. As of March 3, 2006, our sales organization consisted of 57 employees.

Direct Sales. The direct sales organization is deployed in teams that consist of enterprise sales representatives, inside sales representatives and technical sales engineers. It is the primary responsibility of the enterprise sales representative to focus on selling Segue’s solutions into Fortune 2000 companies. Inside sales representatives assist the enterprise sales representative on larger deals, focus on smaller deals within their assigned territories and qualify leads and potential business opportunities. Technical sales engineers carry the responsibility of supporting the sales process by providing in-depth product expertise that allows customers to understand how Segue’s solutions can improve the quality of their applications and systems.

Renewal Sales. Our dedicated renewals sales team focuses on renewing maintenance contracts with existing customers, up-selling additional products and services to these customers and assuring a high level of customer satisfaction within the existing customer base.

Indirect Sales. Segue has dedicated resources focused on a small number of strategic alliances and a larger number of resellers, consulting partners and distributors. The goal of our strategic alliances group is to focus on a small number of key partners that have the potential, by way of their technology or market presence, to contribute significant revenue to Segue either through their own direct sales efforts or through leads that are passed directly to a Segue sales representative. Resellers provide incremental revenue in Segue-direct covered geographic areas by selling our products and providing implementation services. Consulting partners do not resell our products but do provide implementation services. Consulting partners act as Segue advocates and will either integrate commercial term licenses into their service offerings to clients or refer leads to the Company to be closed directly by Segue. Distributors resell our products, offer consulting/training services and provide level one and level two technical support to end-user customers generally in geographic areas that are not covered by Segue’s direct sales force. As of December 31, 2005, the Company had over 46 partners enrolled in the SilkElite Partner program. The focus on partners is primarily to leverage their unique expertise and value to identify incremental sales opportunities that expand sales coverage for Segue’s products.

Geographic Sales. Not including our headquarters, as of December 31, 2005, we had five sales offices in the United States, one sales office in the United Kingdom, two sales offices in Germany, one sales office in Spain (which was closed in January 2006), and one sales office in India. Our international sales force as of March 3, 2006 had approximately 15 employees. Segue derived approximately 27%, 32% and 25%, of its total product revenue from international customers in 2005, 2004 and 2003, respectively.

Marketing. Our marketing staff supports Segue’s branding, promotion and public relations activities, as well as develops collateral and supporting materials for each of our products. Marketing programs are designed to develop business leads, increase brand awareness and interest in Segue’s products and support business relationships and partnerships to expand Segue’s presence in the marketplace. As of March 3, 2006 our marketing staff consisted of 9 employees.

Backlog

The time between order and delivery of Segue’s products is generally short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, we typically do not have a backlog of unfilled orders. The Company did not have a backlog as of December 31, 2005 or December 31, 2004.

Raw Materials

Segue’s software products are either shipped on CDs or downloaded directly by our customers from our Web site. Segue’s products utilize the Company’s engineering designs, with industry standard and semi-custom components and subsystems. Such components and subsystems are available from a number of suppliers.

Research and Development

Segue has made substantial investments in product research and development. Our research and development is conducted by project teams consisting of development and quality assurance engineers, technical writers and product managers. We use most of our own products and methodologies in our development process. The research and development department consults with our sales and marketing staff and utilizes the feedback from customer support and training to ensure the satisfaction of our current customers. We also license a small amount of selective technology from vendors to be embedded in our products for resale or to be resold as Segue products. We pay royalties for the embedded technology to the appropriate third-party vendor.

Segue maintains research and development centers in our corporate headquarters in Lexington, Massachusetts and in Linz, Austria. During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. This lease contains a provision for the Company to cancel the agreement after five years without penalty, provided a six month notice is given. The new facility consists of approximately 12,000 square feet and replaced our previously used research and development facility in December 2005. As of March 3, 2006, we had approximately 59 employees in research and development.

In 2005, the Company had significant releases of its flagship products, SilkTest and SilkPerformer, as well as a major release of its next generation SilkCentral Test Manager product. SilkCentral Test Manager 8.0 was a major step in the evolution of Segue’s product line from a set of tools, to an integrated Software Quality Optimization Platform. This SQO platform will allow our customers to manage quality activities throughout the entire software application lifecycle, providing up-to-the-minute visibility into the quality status of an application.

Our marketplace is characterized by rapid technological developments, new application introductions and evolving standards; thus Segue believes that our future success will depend on our research and development department’s ability to keep pace. Therefore, we intend to continue making significant investments in research and development of new products, to expand the capabilities of our existing products and to integrate our products with leading third-party applications. Research and development expense as a percent of revenue may vary in the future, as we try to grow revenue at rates faster than our expenses.

Competition

The market for software management and testing tools is intensely competitive, rapidly evolving, subject to constant technological change and emerging technologies. In the enterprise testing market segment, Segue currently encounters direct competition from a number of public and private companies such as Mercury Interactive, IBM/Rational, Compuware and Empirix, each of which offers a variety of products and services. In the application performance management and monitoring arena, Segue faces direct competition from many vendors, including Mercury Interactive and Compuware.

In addition, the possible entrance of new competitors may intensify competition in the software quality management market. Many of our current and potential future competitors have significantly greater financial, technical, marketing and other resources than we have, and many have well-established relationships with our current and potential customers. It is also possible that alliances among competitors may emerge and rapidly secure significant market share. We also expect that competition may increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

Segue believes that the principal competitive factors affecting its market include product features and functionalities such as flexibility, scalability, ease-of-integration, ease-of-implementation, ease-of-use, quality, performance, price and total cost of ownership, customer service and support, company reputation and financial viability, and effectiveness of sales and marketing efforts.

Although we believe that Segue currently competes effectively, there can be no assurance that we will be able to maintain our competitive position against current and future competitors.

Proprietary Technology

Segue has three United States patents. Five more patent applications are currently under evaluation by the United States Patent and Trademark Office; “Method and System for Tracking Software Licenses and Usage”, which relates to our innovative metered license system; “Automatic Context Management for Web Applications with Client Side Code Execution”, which generally relates to a method for testing, monitoring and automating network applications where Web client simulations are used; “Method and System for Automatic Detection of Monitoring Data Sources”, which relates to tools for assisting in the management and monitoring of computer systems and network infrastructure; “Serving Concurrent TCP/IP Connection of Multiple Virtual Internet Users with a Single Thread”, which relates to the testing of servers or other distributed or networked computer systems and “Method of Non-Intrusive Analysis of Secure and Non-Secure Web Application Traffic in Real-Time”, which relates to automatic detection of unexpected failures in Web sites.

We primarily rely upon a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect our proprietary rights in our products. However, there can be no assurance that our patents would be upheld if challenged. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There can also be no assurance that the measures taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology. In addition, the laws of various countries in which our products may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that third-parties will not assert intellectual property infringement claims against Segue or that any such claims will not require us to enter into royalty arrangements or result in costly litigation. We are not aware of any patent infringement charge claimed by any third-party relating to Segue’s products or Segue’s use of third-party products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We believe that due to the rapid pace of technological innovation for software quality management products, our ability to establish a position of technology leadership in the industry is dependent more upon the skills of our development personnel than upon the legal protections afforded our existing technology. Currently, Segue is not involved in any patent or trademark litigation.

Employees

As of March 3, 2006, we had approximately 195 full-time employees with 59 in research and development, 66 in sales and marketing, 48 in services and 22 in operations, finance, legal, information systems, human resources and administration. Our employees are not represented by any collective bargaining organizations and Segue has never experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at http://www.sec.gov that contains reports, proxy, other information statements and other information regarding issuers that file electronically.

The public may access financial and other Company information on our Web site at www.segue.com. Segue has made available all reports and amendments to reports filed with the SEC through an automatic link to that Web site.

The Company also makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.	Risk Factors

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

We may not be profitable in the future. For the fiscal year ended December 31, 2005, we reported net income of approximately $3.2 million versus approximately $2.5 million for the fiscal year ended December 31, 2004. Prior to the fiscal year ended December 31, 2004, we generally experienced losses. Prior losses have resulted in an accumulated deficit of approximately $52.9 million as of December 31, 2005. It is uncertain whether we can maintain profitability in the future.

For the fiscal year ended December 31, 2005, we had total revenue of $36.4 million versus $33.0 million in the fiscal year ended December 31, 2004. We continue to aggressively monitor our expenses and conserve cash. Despite these cost saving measures, our future profitability remains uncertain because of, among other items, the uncertainty of our revenue from quarter to quarter. Failure to maintain profitability may adversely affect the market price of our common stock.

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

The SilkElite Partner Program focuses on resellers, consulting partners and distributors. SilkElite Partners resell our products, refer business to us and use our software products in the delivery of consulting services. The SilkElite Partner Program accounted for 19% of total revenue for the fiscal year ended December 31, 2005 versus 16% for the fiscal year ended December 31, 2004. The success of our strategic alliances and the SilkElite Program is uncertain, however, and such success faces strong competition, and will continue to take time and significant resources to develop. Should we fail to generate substantial incremental revenue from our strategic alliances or our SilkElite Program, our financial results and stock price may be adversely affected.

Our future success will depend on our ability to respond rapidly and effectively to technological and other market changes, including the successful introduction of new and enhanced products. The nature of the automated software testing, performance management and application monitoring markets in which we compete is characterized by rapidly changing technology, rapidly evolving customer needs and desires, changes in industry standards and practices and frequent releases of new product or enhancements by competitors. To be competitive, we feel we need to develop and introduce product enhancements and new products that address the increasingly sophisticated and varied needs of our existing and potential customers. For the fiscal year ended December 31, 2005, over 86% of our product revenues were generated from our SilkPerformer and SilkTest products, as compared with over 92% in same period last year. This is due to the impact on our sales product mix as a result of increased sales of our product releases described below.

During the quarter ended December 31, 2005, we brought to market SilkCentral Test Manager 8.1. This new version of SilkCentral Test Manager included an open application programming interface (API) for easy integration to other third-party solutions. Also included in this release was a specific integration for the CVS source control tool and enhanced reporting capabilities. Along with SilkCentral Test Manager 8.1, we released SilkCentral Issue Manager 4.0, providing enhanced integration to the SilkCentral software quality platform and additional enhancements. Finally, we also released SilkPerformer 7.3 during the quarter ended December 31, 2005, which introduced high-level support for the load testing of applications running on IBM mainframes (zSeries, System/390), IBM midframes (AS400) and UNIX platforms via Telnet (IP)-based 3270, 5250 and VT100 client emulation. SilkPerformer 7.3 also includes additional support for the Citrix environment and for Oracle Applications 11i. During the quarter ended September 30, 2005, we released SilkTest 7.6, featuring support for Motif-based applications running on Sun Solaris UNIX and Red Hat Enterprise Linux platforms. Also during the quarter ended September 30, 2005, our solution for automated load and performance testing, was certified for integration with the SAP NetWeaver open integration and application platform by SAP AG. SilkPerformer 7.2 underwent rigorous testing at the SAP Integration and Certification Center (ICC) in Walldorf, Germany, for integration of its testing capabilities with SAP Extended Computer-Aided Test Tool (“eCATT”). During the quarter ended June 30, 2005, we released several market-driven product innovations. Most significant was the release of SilkCentral Test Manager 8.0. This new test management solution, now based on the SilkCentral Common Architecture, provides a comprehensive quality platform for managing software quality activities throughout the entire application lifecycle. We also issued updated versions of SilkCentral Issue Manager, SilkTest, SilkPerformer, SilkPerformer Component Test Edition and SilkPerformer Lite to support the SilkCentral Software Quality Optimization platform. Finally, SilkTest 7.5 provides enhanced support for .Net and Java applications. During the quarter ended March 31, 2005, we released our SQO for SAP solutions that enables SAP users to optimize the quality of and obtain greater business value from SAP applications. During the quarter ended December 31, 2004, we released SilkCentral Performance Manager 2.7, the newest version of our application performance management software for monitoring production behavior of applications. If these new products are not successful, or if we fail to continue to develop and introduce new products and enhancements on a timely basis, or if we fail to maintain our level of product revenue from SilkPerformer and SilkTest our business and the results of our operations may be adversely affected.

We may face liquidity issues. We believe that, based on tight expense control and the continued growth of our revenue, future sales at or above current levels should be sufficient to allow us to continue our positive cash flow. For the twelve-month period ended December 31, 2005, we generated approximately $3.5 million in overall positive cash flow. Our total net revenue of $36.4 million for the twelve-month period ended December 31, 2005 was approximately 10% greater than for the same period last year. If we fail to maintain or grow revenue, we may have to raise additional financing to fund working capital needs. If we fail to generate substantial incremental revenue, or if we are not successful in raising additional financing on terms acceptable to us, we may not have sufficient working capital resources and our business may be adversely affected.

Our stock price may be volatile. The market price of our common stock is subject to significant fluctuations. The market price of our common stock may be significantly affected by the announcement of new products, product enhancements or technological innovation by us or our competitors, changes in our or our competitor’s results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. In addition, the capital stocks of technology companies in general have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of our common stock could be adversely affected by such fluctuations.

We face significant competition from other software companies. The market for Web-based software quality management and testing and monitoring tools is intensely competitive and subject to rapid technological change. We expect competition to intensify even further in the future. We currently encounter competition from a number of public and private companies, including Mercury Interactive Corporation, IBM-Rational, Compuware Corporation and Empirix. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we do. Therefore, our competitors may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements or may be able to devote greater resources to the promotion and sale of their products than we can. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in profitability may have a material adverse effect on our business, operating results and financial condition.

Our business could be adversely affected if our products contain errors. Software products as complex as ours may contain undetected errors or “bugs” which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, significant repair and replacement costs, injury to our reputation or damage to our efforts to build brand awareness, any of which may have a material adverse effect on our business, operating results and financial condition.

We must hire and retain skilled personnel in a difficult economic environment. Qualified personnel remain in high demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. The failure to attract and retain the highly skilled personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. Our ability to retain our qualified staff may be further impacted by our financial results in the future. All of this may have a material adverse effect on our business, operating results and financial condition.

Our earnings may be adversely affected by the new accounting treatment for stock options and we may be forced to change our employee compensation and benefits practices. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment, which addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions be accounted for using a fair-value-based method. The requirements in Statement 123R are effective for public companies as of the beginning of their next fiscal year, which for Segue will be in the first quarter of 2006. Our current estimate is that Statement 123R will result in an added expense of approximately $200,000 each quarter. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements. Also, we may consider changing our employee compensation and benefits practices in a manner that may adversely impact our ability to retain existing employees and attract qualified candidates.

We face many risks associated with international business activities. We derived approximately 20% of total revenue from international customers in the fiscal year ended December 31, 2005, as compared with 21% in the same twelve-month period last year. The international market for software products is highly competitive and we expect to face substantial competition in this market from established and emerging companies. We face many risks associated with international business activities including currency fluctuations, imposition of government controls, export license requirements, restrictions on the export of critical technology, political and economic instability, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. In particular, currency fluctuations can have a significant impact on our foreign operating expenses. Continued growth of international sales is important to our growth and stability. To the extent we are unable to continue to expand international sales in a timely and cost-effective manner, our business may be materially adversely affected.

Our success depends on our ability to protect our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. Although we have taken steps to protect our proprietary technology, these efforts may be inadequate. We currently rely on a combination of patent, trademark, copyright and trade secret laws and contractual provisions to protect our proprietary rights in our products. Currently, we have three issued patents and five are pending. There can be no assurance that these patents would be upheld if challenged. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we were to discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue licensing our software without substantial reengineering or that any effort to undertake such reengineering would be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract management resources from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages or result in an injunction. Any of these events may have a material adverse effect on our business, operating results and financial condition.

If our proposed Merger with Borland Software Corporation is not completed, our business and stock price may be adversely affected. On February 7, 2006, we entered into a definitive agreement to be acquired by Borland Software Corporation. The Merger is subject to a number of contingencies, including approval by our stockholders, the absence of any law, order or injunction prohibiting the consummation of the Merger and other customary closing conditions, each of which must either be satisfied or waived prior to the closing. If the Merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	Our stock price may fluctuate prior to completion of the Merger due to market assessments regarding the expected timing of the Merger and risks relating to the completion of the Merger, and if the Merger is not completed, our stock price may decline significantly, since the current trading price reflects a market assumption that the Merger will be completed;

•	We could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed Merger;

•	We have and will continue to incur significant expenses related to the Merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the Merger, legal fees and accounting fees, which must be paid even if the Merger is not completed;

•	Depending on the circumstances, we may be obligated to pay Borland a termination fee of $4.3 million and reimburse up to $1.0 million of Borland’s out-of-pocket expenses relating to the Merger Agreement; and

•	We may experience the additional impacts described in the risk factors below.

In connection with the proposed Merger, on or about March 17, 2006 we mailed to our stockholders and filed with the SEC a definitive proxy statement that contains important information about the proposed Merger and related matters. We urge you to read the definitive proxy statement.

Our proposed Merger with Borland may adversely affect our results of operations. In response to our pending Merger with Borland, our customers may defer purchasing decisions or elect to switch to other suppliers due to, among other things, competitive issues and uncertainty about the direction of our product offerings following the Merger and our willingness to support and service existing products. Uncertainty surrounding the proposed Merger also may have an adverse effect on employee morale and retention. In addition, focus on the Merger and related matters have resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the Merger, or if the Merger does not close, our business may be harmed to the extent that customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the Merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand–alone basis. Finally, the Merger Agreement imposes restrictions on our ability to conduct our business prior to the completion of the Merger. Each of these potential impacts, and others, may leave us unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our results of operations going forward.

If our proposed Merger with Borland is not completed, we will have incurred substantial expenses without realizing the expected benefits. We have incurred substantial expenses in connection with our proposed Merger with Borland. The completion of the Merger depends on the satisfaction of specified conditions. We cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the Merger.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.	Properties

Segue’s corporate headquarters is located in Lexington, Massachusetts, under a sublease that expires in October 2007. On January 24, 2003, the Company received approval from the landlord to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring, Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was classified as restricted cash and was reflected in Other Assets on the Company’s balance sheet. During November 2004, we received $330,000 as a partial refund and reduced the required cash security to $440,000 on the balance sheet. The balance of the cash security, $440,000, was returned to the Company during the fourth quarter of 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third-party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaced our Los Gatos and San Francisco sales offices. The lease for both of the former sales offices expired during the first quarter of 2005. Please see Notes 8 and 9 to the Consolidated Financial Statements included in this Form 10-K for further details related to our leases.

During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. The new facility consists of approximately 12,000 square feet and replaced our previously used research and development facility in December 2005. The lease contains a provision allowing Segue to elect to cancel this lease after five years without penalty, by providing six months notice. This new facility provides adequate expansion space for growth in operations in Linz for the foreseeable future.

As of December 31, 2005, we had a total of five field sales and support operations throughout the United States, five locations in Europe and one location in Asia. Remote product development facilities are located in Linz, Austria. Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in August 2009 and includes an option for renewal. The Belfast lease also contains a provision allowing Segue to elect to cancel this lease on August 25, 2006 by providing six months notice. A six month notice was given by Segue and we are presently looking for a more modern facility in Belfast. We believe that our current facilities are sufficient for current operations and for operations in the foreseeable future.

Item 3.	Legal Proceedings

There are no pending lawsuits which management believes will have a material adverse affect on the financial position or results of operations of Segue.

Item 4.	Submission of Matters To a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

For further information regarding our listing status, please see the risk factors under the heading “Item 1A. Risk Factors” which is included on page 11.

The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the NASDAQ Capital Market. Our Common Stock is traded under the NASDAQ symbol: SEGU. These prices do not include retail markups, markdowns or commissions.

Year Ended December 31, 2005:	High	Low
Fourth Quarter	$6.50	$5.93
Third Quarter	$6.58	$5.30
Second Quarter	$5.65	$4.70
First Quarter	$7.81	$4.83

Year Ended December 31, 2004:	High	Low
Fourth Quarter	$6.26	$3.85
Third Quarter	$4.34	$3.23
Second Quarter	$4.35	$3.41
First Quarter	$4.96	$2.51

On March 15, 2006, the closing price reported on the NASDAQ Capital Market for the Common Stock was $8.55. The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

Holders of Record

As of March 15, 2006, there were approximately 130 registered direct holders of record of the Common Stock and 12,028,885 shares of Common Stock outstanding.

Dividend Policy

We have never paid cash dividends on our Common Stock, nor do we anticipate paying such dividends in the foreseeable future. The current policy of our Board of Directors is to retain future earnings for use in Segue’s business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors. For further information about dividends in respect of our capital stock, please see “Recent Sales of Unregistered Securities” below.

Equity Compensation Plan Information

The following table sets forth a summary of the Company’s equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders-1996 Plan and the ESPP	2,189,981	(2)	$5.35	316,808	(3)
Equity compensation plans not approved by security holders-the 1998 Plan	935,341		$6.23	87,583

Totals	3,125,322		$5.61	404,391

(1)	Consists of the 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (as amended, the “1996 Plan”), the 1998 Employee Stock Option Plan (as amended, the “1998 Plan”) and the 1996 Employee Stock Purchase Plan (as amended, the “ESPP”).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and, therefore, the number of shares to be purchased) will not be determined until the end of the offering period. The offering period ended on February 15, 2006 and an additional 26,706 shares were issued to employees under the ESPP.

(3)	Includes shares available for future issuance under the ESPP.

Recent Sales of Unregistered Securities

On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, we received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates and also Dr. Howard Morgan, a Segue Director. On November 24, 2003, we completed an additional Preferred Stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on NASDAQ’s Capital Market. The Preferred Stock was senior to the common stock as to dividend and liquidation rights and was convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Pursuant to an amendment to the terms of the Series B Preferred Stock, which was announced on December 27, 2004, approved by the Company’s Stockholders on June 6, 2005 and filed with the Secretary of State of Delaware, and made effective, on June 16, 2005, dividends on the Series B Preferred Stock accrued at 6% per annum and were to be paid in additional shares of Preferred B Stock semiannually on June 30 and December 31. Dividends on the Series C Preferred Stock accrued at 12% per annum and were to be paid in additional shares of Preferred C Stock or, in certain cases, cash, semiannually on June 30 and December 31.

The Company’s amendment to the terms of the Company’s Series B Preferred Stock referenced above, reduced the dividend payable on its Series B Preferred Stock from 12% to 6% per year (which reduction was in effect for the June 30, 2005 dividend on the Preferred B Stock) and extended the redemption date of our Series B Preferred Stock to October 31, 2005, the earliest date at which the Company could redeem its stock.

On October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred Stock outstanding on December 28, 2005 at a per share redemption price of $4.00. All shares of Series B Preferred and Series C Preferred were converted to common stock on December 19, 2005 at the election of the holders of such shares. In total, 948,597 shares of Series B Preferred and 604,895 shares of Series C Preferred were converted to common stock. As a result of the conversion, no Preferred Stock dividend-in-kind was issued for the six month period ending December 31, 2005 and we reversed the impact of the anticipated December 31, 2005 dividends previously reflected in our results for the nine month period ended September 30, 2005. The common stock issued upon the conversion of the Series B Preferred and Series C Preferred was issued in reliance on the exemption from registration for exchange of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended.

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

	Fiscal Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$15,894	$14,644	$12,677	$13,334	$15,977
Services	20,858	18,516	16,713	17,432	22,499

Gross revenue	36,752	33,160	29,390	30,766	38,476
Less vendor consideration to a customer	(314)	(154)	(161)	(1,078)	—

Net revenue	36,438	33,006	29,229	29,688	38,476
Cost of revenue:
Cost of software	419	352	385	740	610
Cost of services	4,744	4,947	5,012	5,264	7,760

Total cost of revenue	5,163	5,299	5,397	6,004	8,370

Gross margin	31,275	27,707	23,832	23,684	30,106
Operating expenses:
Sales and marketing	15,881	14,019	14,078	15,547	26,241
Research and development	7,365	6,610	5,879	5,696	7,916
General and administrative	5,112	4,711	4,423	5,443	7,747
Amortization of goodwill	—	—	—	—	1,505
Restructuring charges	—	—	725	1,203	4,221

Total operating expenses	28,358	25,340	25,105	27,889	47,630

Income (loss) from operations	2,917	2,367	(1,273)	(4,205)	(17,524)
Interest and other income, net	310	108	48	93	508

Income (loss) before provision for income taxes	3,227	2,475	(1,225)	(4,112)	(17,016)
Provision (benefit) for income taxes	(8)	35	98	166	216

Net income (loss)	$3,235	$2,440	$(1,323)	$(4,278)	$(17,232)

Preferred stock dividend-in-kind	364	763	316	147	—
Net income (loss) applicable to common shares	$2,871	$1,677	$(1,639)	$(4,425)	$(17,232)
Net income (loss) per common share — Basic	$0.28	$0.17	$(0.17)	$(0.46)	$(1.83)
Net income (loss) per common share — Diluted	$0.25	$0.15	$(0.17)	$(0.46)	$(1.83)
Weighted average common shares outstanding — Basic	10,300	9,932	9,732	9,562	9,404
Weighted average common shares outstanding — Diluted*	11,445	10,834	9,732	9,562	9,404

BALANCE SHEET DATA:
Cash and cash equivalents	$14,495	$11,028	$7,495	$5,335	$2,326
Short-term investments	—	—	—	—	4,949
Working capital (deficit)	8,161	3,579	(232)	(2,185)	(1,174)
Total assets	26,436	21,321	17,637	17,195	19,644
Total stockholders’ equity	$10,464	$6,438	$3,282	$2,701	$4,479

*	The assumed conversion of preferred shares into common shares is not included for the fiscal year ended December 31, 2004 because their inclusion would be anti-dilutive. There were no outstanding shares of preferred stock at the fiscal year ended December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto presented elsewhere in this Report.

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views about future events and financial performance. Investors should not rely on forward-looking statements because they are subject to a variety of factors that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, without limitation, the factors described under “Item 1A. Risk Factors.”

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop, market and support Software Quality Optimization solutions for both Web-based and enterprise client/server applications. We also provide product related training and consulting services. This summary provides an overview of the most significant aspects of our operations during 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In 2005, we continued to deliver strong financial results by continuing to focus on our three strategic business objectives: profitable revenue growth, market-driven product innovation and a focus on selective partnerships and alliances. Our financial results demonstrate continued alignment and execution of our strategic objectives and shows growth in both revenue and profitability during the year.

Total revenue grew 10% to $36.4 million during 2005 compared to $33.0 million in 2004. Our income from operations for 2005 was $2.9 million, up 21% from $2.4 million in 2004. We view operating income (results before preferred dividends) as a better reflection of Segue’s business results because our preferred dividend-in-kind is a non-cash, non-operating-transaction. The difference between operating income and our reported net income applicable to common shares is primarily the result of preferred dividends, interest and taxes. Total operating expenses and cost of sales combined, totaled $33.5 million for 2005 as compared to $30.6 million in 2004.

Our balance sheet reflects a strong cash balance of $14.5 million at December 31, 2005, up from a reported $11.0 million at December 31, 2004 and $7.5 million at December 31, 2003. Deferred revenue stood at $12.0 million at December 31, 2005, compared to $10.5 million and $9.0 million at December 31, 2004 and 2003, respectively. We also reported positive cash flow from operations of $2.6 million for 2005 as compared to positive cash flow of $2.9 million reported in 2004. We continue to have no debt on our balance sheet and no off-balance sheet contingency debt.

However, as a result of our pending acquisition by Borland, management’s focus will be directed in large part towards maintaining our present business and guiding the Company through the corporate and regulatory tasks and issues necessary to consummate the Merger as required under the Merger Agreement. On a related note, the Merger Agreement provides for a number of restrictions on Segue’s ability to conduct its business, which may limit the Company’s ability to compete with other software management companies and may require the Company to forego certain other opportunities. For further information on the Merger, see Part 1, Item 1 “Pending Acquisition of the Company by Borland Software Corporation” beginning on page 2 of this Form 10-K.

Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment which addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions be accounted for using a fair-value-based method. The requirements in Statement 123R were to be effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the effective date for Statement 123R, allowing public companies to adopt the rule at the beginning of their next fiscal year after June 30, 2005.

According to Statement 123R, an entity is also required to recognize compensation expense for awards outstanding at the required effective date for which the requisite service has not been rendered (such as awards that are unvested because service requirements have not been completed) as the requisite service is subsequently rendered. The compensation expense will be based on the grant date fair value of the award as was determined under Statement 123R for either recognition or pro forma disclosures. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Our current estimate is that Statement 123R will result in an added expense of approximately $200,000 quarterly. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements.

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

Lease Commitments

In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced in 2004 to $440,000 and was returned in full to the Company during the quarter ended December 31, 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third-party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaced our Los Gatos and San Francisco sales offices, the leases for both of which expired during the first quarter of 2005.

During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. The new facility consists of approximately 12,000 square feet and replaced our previously used research and development facility in December 2005. The lease entitles the Company to elect to cancel the lease after five years without penalty, by providing six months notice.

Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in August 2009 and includes an option for renewal. The Belfast lease also contains a provision allowing Segue to elect to cancel this lease on August 25, 2006 by providing six months notice. A six month notice was given by Segue and we are presently looking for a more modern facility in Belfast.

The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2005 (in thousands):

	Gross Commitment	Sublease Income	Net Amount
2006	$2,048	$(100)	$1,948
2007	1,637	(85)	1,552
2008	316	0	316
2009	319	0	319
2010	250	0	250

Total	$4,570	$(185)	$4,385

Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled $1.6 million, $1.8 million and $2.0 million, respectively.

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management:

Revenue Recognition — The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. Such revenue is recognized upon the delivery of the software, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable and a collection of the receivable is considered probable. The revenue recognized for each separate undelivered element of a multiple-element software contract is based upon vendor-specific objective evidence (“VSOE”) of fair value, which is based upon the price the customer is required to pay when the element is sold separately. Revenue allocated by VSOE to post-contract customer support (maintenance) is recognized ratably over the term of the support and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company’s software products do not require significant modification, customization or installation services to successfully implement.

Post-contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

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

Bad Debt Reserve — On a quarterly basis, Segue reviews its accounts receivable aging to determine which accounts appear to be uncollectible and whether the amount recorded as bad debt reserve is appropriate. This determination is based on a complete review of all accounts greater than 60 days old and an estimate of default based upon historical rates for all accounts less than 60 days old.

Restructuring and Impairment Charges — Another critical accounting policy relates to the recording of restructuring losses. Through 2002, Segue followed the guidance prescribed in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Effective from January 1, 2003, Segue follows the guidance prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As such, since April 2001, Segue has recorded total restructuring charges of $6.1 million, which includes $2.6 million for severance and other employee related costs and $3.5 million for the cost of unused space in our Lexington and former Los Gatos offices, net of estimated sublease income, which resulted from workforce reductions. Segue did not execute a restructuring plan and thus incurred no related charges for severance and other employee-related costs during the years ended December 31, 2005 and December 31, 2004.

The Company’s estimate of its $3.5 million loss on unused space was based on information that was available at that time. Factors that were taken into account in making such estimate were anticipated rental rates in the local commercial office market and the estimated timeframe in which we expected to sublease such unused space. Segue obtained local real estate market data and consulted with its real estate advisor on these factors to help determine an appropriate reserve for potential losses on the unused space. During the fourth quarter of 2002, Segue was able to reach an agreement in principle with its landlord to restructure the sublease for our Lexington facility. A formal agreement was consummated on January 24, 2003. At December 31, 2005, the accrual balance related to the obligations associated with all of the excess office space in the Lexington facility (Los Gatos lease expired in the first quarter of 2005) is approximately $669,000. This is comprised of an estimated $854,000 for future rents payable by Segue on unoccupied space less approximately $185,000 of estimated future sublease income. Segue is under a restructured sublease for the Lexington facility until October 2007.

Goodwill — Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of SQLBench in December 1997 and was being amortized using the straight-line method over five years. As required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and adjusts the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the fourth quarter of 2005, Segue performed an analysis of the transitional fair value of the goodwill on the Company’s balance sheet. The analysis demonstrated that no impairment existed at December 31, 2005 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2005.

Preferred Stock Dividend-In-Kind — On March 22, 2002, the Company and S-7 Associates signed an agreement under which S-7 Associates purchased 666,667 shares of the Company’s Series B Preferred Stock (“Preferred B Stock”) in consideration for a payment of $2.0 million. On October 21, 2003, we received $500,000 from the sale of 166,667 shares of the Company’s Series C Preferred Stock (together with the Preferred B Stock, the “Preferred Stock”) to S-7 Associates and also Dr. Howard Morgan, a Segue Director. On November 24, 2003, we completed an additional Preferred Stock offering and received $1,000,000 from the sale of 333,333 shares of Series C Preferred Stock to a private investor, further raising our net stockholders’ equity position and strengthening our listing status on NASDAQ’s Capital Market Exchange. The Preferred Stock was senior to the common stock as to dividend and liquidation rights and was convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Pursuant to an amendment to the terms of the Series B Preferred Stock, which was announced on December 27, 2004, approved by the Company’s Stockholders on June 6, 2005 and filed with the Secretary of State of Delaware, and made effective, on June 16, 2005, dividends on the Series B Preferred Stock accrued at 6% per annum and were to be paid in additional shares of Preferred B Stock semiannually on June 30 and December 31. Dividends on the Series C Preferred Stock accrued at 12% per annum and were to be paid in additional shares of Preferred C Stock or in certain cases, cash, semiannually on June 30 and December 31.

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

October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred Stock outstanding on December 28, 2005 at a per share redemption price of $4.00. All shares of Series B Preferred and Series C Preferred were converted to common stock on December 19, 2005 at the election of the holders of such shares. In total, 948,597 shares of Series B Preferred and 604,895 shares of Series C Preferred were converted to common stock. As a result of the conversion, no Preferred Stock dividend-in-kind was issued for the six month period ending December 31, 2005 and we reversed the impact of the anticipated December 31, 2005 dividends previously reflected in our results for the nine month period ended September 30, 2005.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenue represented by certain items reflected in Segue’s consolidated statements of operations:

	Years Ended December 31,
	2005	2004	2003
Revenue:
Software	43.6%	44.4%	43.4%
Services	57.2	56.1	57.2

Gross revenue	100.8	100.5	100.6
Less vendor consideration to a customer	(0.8)	(0.5)	(0.6)

Net revenue	100.0	100.0	100.0
Cost of revenue:
Cost of software	1.1	1.1	1.3
Cost of services	13.0	15.0	17.1

Total cost of revenue	14.1	16.1	18.4
Gross margin	85.9	83.9	81.6
Operating expenses:
Sales and marketing	43.6	42.5	48.2
Research and development	20.2	20.0	20.1
General and administrative	14.0	14.3	15.1
Restructuring charges	—	—	2.5

Total operating expenses	77.8	76.8	85.9

Income (loss) from operations	8.1	7.1	(4.3)
Interest and other income, net	0.8	0.3	0.2

Income (loss) before provision for income taxes	8.9	7.4	(4.1)
Provision for income taxes	(0.0)	(0.1)	(0.3)

Net income (loss)	8.9%	7.3%	(4.4)%

Software Revenue

Software revenue results from the granting of perpetual and time-based licenses for the use of Segue products. We license our software through our direct sales force, inside sales, international distributors, business partners and resellers. Software revenue increased 9%, or $1.3 million, to $15.9 million during 2005 as compared to $14.6 million in 2004. This increase was primarily attributed to an increase in sales of SilkPerformer and our SilkCentral platform solutions which were first introduced in May 2004. International product sales represented 27% and 32% of our total product sales in 2005 and 2004, respectively. The total dollar amount of international product sales decreased by approximately $424,000, or 9%.

Software revenue increased 15%, or $1.9 million, to $14.6 million during 2004 as compared to $12.7 million in 2003. This increase was primarily attributed to an increase in sales of both SilkTest and SilkPerformer and a slight increase in sales from our new SilkCentral platform solutions introduced in May 2004. Included in this increase was $400,000 in software licenses that were received on December 31, 2003, but not delivered until January 2004. International product sales represented 32% and 25% of our total product sales in 2004 and 2003, respectively. The total dollar amount of international product sales increased by approximately $1.5 million, or 47%.

Software revenue growth depends upon our ability to successfully generate and fulfill software license orders, generate incremental revenue from our business partnerships and strategic alliances, attract and retain skilled personnel, deliver timely new products and enhancements and continued growth of the overall market. Performance could also be affected by the market acceptance of our new and enhanced products and increased competition. It is difficult to determine if we will be able to continue to grow software revenue in the future.

Services Revenue

Services revenue consists of revenue from maintenance, training and consulting. Service revenue increased 12%, or $2.3 million, to $20.8 million during 2005 as compared to $18.5 million in 2004. Maintenance revenue increased 14%, or $2.1 million, to $17.6 million during 2005 as compared to $15.5 million in 2004. This increase was primarily attributable to an increase in renewals of existing maintenance contracts over a larger base of licenses as compared to 2004. Training and consulting revenue increased 7%, or $200,000, to $3.2 million during 2005 as compared to $3.0 million in 2004. This increase was primarily due to an increase in bookings of international consulting and domestic training engagements.

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

Vendor Consideration to a Customer

Vendor considerations to a customer consist of the Company’s commitment to making payments to several vendors, resellers and distributors. Under EITF Issue No. 01-9 (see Note 1 to the Consolidated Financial Statements), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”,

these payments are considered to be a reduction of revenue and are presented in our statement of operations as such for 2005, 2004 and 2003. Vendor considerations to a customer increased 104%, or $160,000, to $314,000 during 2005 as compared to $154,000 in 2004. This increase is primarily attributed to an increase in the number of deals to which a referral fee applied.

Vendor considerations to a customer decreased 4%, or $7,000, to $154,000 during 2004 as compared to $161,000 in 2003. This decrease is primarily attributed to a reduction in the number of deals to which a referral fee applied. The reported amount of $161,000 for 2003 was net of a $175,000 refund of previously paid vendor considerations.

Cost of Software

Cost of software includes documentation, product packaging and shipping, product media, employment costs for processing and distribution and royalties due to third-parties for software that we embed in our products. Cost of software increased 19%, or $67,000, to $419,000 in 2005 as compared to $352,000 in 2004. As a percent of software revenues, cost of software was 3% in 2005 as compared to 2% in 2004. This increase is mainly attributed to an increase of $46,000 in freight and fulfillment costs and an increase of $13,000 in royalty expense due to increased sales of products covered under an OEM royalty agreement.

Cost of software decreased 9%, or $33,000, to $352,000 in 2004 as compared to $385,000 in 2003. As a percent of software revenues, cost of software was 2% in 2004 as compared to 3% in 2003. This decrease is mainly attributed to a $43,000 decrease in royalty expense due primarily to reduced sales of products covered under an OEM royalty agreement with T-Plan Ltd. During 2003, we were able to renegotiate our contract with T-Plan Ltd, resulting in a reduced royalty rate for 2003 and beyond.

Cost of Services

Cost of services consists principally of salaries and benefits for our customer service and technical support staff, who provide services in support of maintenance contracts and deliver our training and consulting services, as well as third-party consulting fees and the cost of materials and facilities used for conducting customer training. Cost of services as a percentage of services revenue varies based on the profitability of individual consulting engagements and the utilization rate of in-house consultants versus the use of higher cost outside contract consultants. Cost of services decreased 4%, or $200,000, to $4.7 million in 2005 as compared to $4.9 million in 2004. As a percent of service revenue, cost of services was 23% in 2005 as compared to 27% in 2004. Cost of training and consulting increased 5%, or $100,000, to $2.2 million during 2005 as compared to $2.1 million in 2004. This increase was primarily attributed to an increase in outsourcing expense due to our growth in services for 2005. Cost of maintenance decreased 11%, or $300,000, to $2.5 million during 2005 as compared to $2.8 million in 2004. This decrease is primarily attributed to a decrease of $166,000 in personnel costs due to a reduced number of employees and a decrease of $88,000 in allocated depreciation expenses associated with more fully depreciated assets in 2005.

Cost of services decreased 2%, or $100,000, to $4.9 million in 2004 as compared to $5.0 million in 2003. As a percent of service revenue, cost of services was 27% in 2004 as compared to 30% in 2003. Cost of training and consulting decreased 13%, or $300,000, to $2.1 million during 2004 as compared to $2.4 million in 2003. This decrease was mainly attributed to a decrease of $196,000 in personnel cost due to a reduced number of employees, a decrease of $78,000 in allocated facility expenses and a decrease of $77,000 in allocated depreciation expense resulting from more fully depreciated assets in 2004. These decreases were partially offset by an increase of $77,000 in outsourcing expense due to our growth in services and an increase of $52,000 in travel. Cost of maintenance increased 8%, or $200,000, to $2.8 million during 2004 as compared to $2.6 million in 2003. This increase is primarily attributed to an increase of $218,000 in exchange rate translation expense in the European market for our foreign technical support operations and an increase of $79,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees. These increases were partially offset by a decrease of $59,000 in personnel-related costs due to a reduced number of employees and a decrease of $56,000 in allocated depreciation expense associated with more fully depreciated assets in 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel costs, promotional marketing programs and allocated facility costs. Marketing programs include advertising, public relations, direct mail programs, seminars and trade shows. Total sales and marketing expense increased 13%, or $1.8 million, to $15.8 million during 2005 as compared to $14.0 million in 2004. As a percent of net revenue, total sales and marketing expense was 43% for 2005 as compared to 42% for 2004. Sales expense increased 12%, or $1.4 million, to $12.8 million during 2005 as compared to $11.4 million in 2004. This increase was primarily due to an increase in personnel costs due to an increased number of employees and an increase of $715,000 in commission expenses due to the increase in revenue in 2005 over that of 2004. These increases are partially offset by a decrease of $432,000 in allocated facility-related costs which include rent, telephone, depreciation and other miscellaneous facility-related costs. This decrease was primary attributed to a reduction in rent expense of $231,000 due to the consolidation of the San Francisco and Los Gatos, California sales offices into our San Mateo office during the first quarter of 2005, a decrease of $70,000 in allocated depreciation expense due to more fully depreciated assets, a decrease of $55,000 in telephone expense and a decrease of $70,000 in other miscellaneous facility-related charges. Marketing expense increased 15%, or $400,000, to $3.0 million during 2005 as compared to $2.6 million in 2004. This increase was primarily attributed to an increase of $538,000 in marketing lead-generation programs to increased sales in 2005. This is partially offset by a decrease of $92,000 in personnel-related costs due to lower headcount and a decrease of $60,000 in allocated facility expenses due to a slight decrease in the headcount percentage in marketing relative to our total employees in fiscal 2005. We plan to continue to tightly control the level of expenses for marketing programs, but further reductions to these programs may have an adverse effect on our business by not creating enough leads to generate incremental sales revenue.

Total sales and marketing expense decreased 1%, or $100,000, to $14.0 million during 2004 as compared to $14.1 million in 2003. As a percent of net revenue, total sales and marketing expense was 42% for 2004 as compared to 48% for 2003. Sales expense decreased 10%, or $1.3 million, to $11.4 million during 2004 as compared to $12.7 million in 2003. This decrease was primarily due to a reduction of $908,000 in personnel-related costs due to a reduced number of employees, a decrease of $248,000 in allocated facility expenses and a decrease of $244,000 in allocated depreciation expense resulting from more fully depreciated assets in 2004. These decreases were partially offset by an increase of $242,000 in the exchange rate translation expense in the European market for our foreign sales operations. Marketing expense increased 86%, or $1.2 million, to $2.6 million during 2004 as compared to $1.4 million in 2003. This increase was primarily attributed to an increase of $717,000 in personnel-related costs due to an increased number of employees, an increase of $91,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, an increase of $87,000 in allocated facility expenses due to a slight increase in the headcount percentage in marketing relative to our total employees in fiscal 2004 and an increase of $227,000 in marketing programs.

We anticipate that sales and marketing expenses will continue to be a large percent of total expenses for Segue, although their percent to total revenue may vary in the future as we try to grow revenue faster than expenses.

Research and Development

Research and development expenses consist primarily of salaries, benefits and allocated facility costs. To date, all of Segue’s internal costs for research and development have been charged to operations as incurred, since amounts of software development costs qualifying for capitalization have been insignificant. Research and development expense increased 12%, or $800,000, to $7.4 million during 2005 as compared to $6.6 million in 2004. This increase was primarily attributable to an increase of $170,000 in personnel-related costs and an increase of $87,000 in travel cost due to an increased number of employees and an increase of $461,000 in outsourced development expense. The planned increase in outsourced development expenses were a result of our meeting the requirements of the Company’s accelerated product development plan for 2005.

Research and development expense increased 12%, or $700,000, to $6.6 million during 2004 as compared to $5.9 million in 2003. This increase was primarily attributable to an increase of $277,000 in personnel-related costs due to an increased number of employees, an increase of $243,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees, and an increase of $342,000 in foreign currency translation expense due to a declining rate valuation of the U.S. dollar to the European euro. We were negatively impacted by the decline of the U.S. dollars as a substantial portion of our research and development expenses were incurred from our Austrian subsidiary. This increase was partially off-set by a decrease of $114,000 in allocated depreciation expense resulting from more fully depreciated assets in 2004.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for executive, finance, legal, information technology, human resources and administrative personnel, professional fees, system support costs, allocated facility costs and other general corporate expenses. General and administrative expense increased 9%, or $400,000, to $5.1 million during 2005 as compared to $4.7 million in 2004. This increase was primarily attributable to an increase of $364,000 in personnel-related costs due to an increased number of employees, an increase of $106,000 in recruiting fees associated with hiring new employees and an increase of $159,000 in bad debt. These increases were partially offset by a decrease of $215,000 in the foreign currency transaction expense.

General and administrative expense increased 7%, or $400,000, to $4.7 million during 2004 as compared to $4.4 million in 2003. This increase was primarily attributable to an increase of $113,000 in personnel-related costs due to an increased number of employees, an increase of $195,000 associated with an incentive bonus program that was reinstituted by the Company at the beginning of the second quarter of 2004 for all non-commissioned employees and an increase of $278,000 in professional services due to increased audit, legal and bank fees. These increases were partially offset by a decrease of $154,000 in recruiting expense primarily associated with the CEO search in 2003, a decrease of $105,000 in allocated depreciation expense associated with more fully depreciated assets in 2004 and a decrease of $74,000 in the foreign currency transaction expense.

Restructuring Charges

There were no restructuring charges recorded during the years ended December 31, 2005 and December 31, 2004. Total restructuring charges were $725,000 for the year ended December 31, 2003, or 2% of net revenue. During the fourth quarter of 2003, Segue executed a restructuring plan and incurred charges of approximately $725,000 for severance and other employee-related costs. This restructuring plan included the termination of eight employees, including three senior vice presidents. The restructuring costs of approximately $725,000 were paid in full during the year ended December 31, 2004.

Interest and Other Income (Expense)

Interest and other income and expense consists primarily of interest earned on cash, cash equivalents and short-term investment balances. Interest and other income, net increased 187%, or $202,000, to $310,000 during 2005 as compared to $108,000 in 2004. This increase is primarily attributed to an increase of $201,000 in interest income on higher balances of cash and cash equivalents in 2005 in comparison to the same period in 2004 and the higher interest rates offered for such investments.

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

The Company had no interest expense for the years ended December 31, 2005, 2004 and 2003. Segue carries no debt.

Provision For Income Taxes

Provisions (benefit) for federal, foreign and state income taxes decreased 123%, or $43,000, to ($8,000) during 2005 as compared to $35,000 in 2004. The decrease was primarily attributed to a $55,000 adjustment of foreign taxes in the UK from prior years. The Company did not incur current federal taxes on income for the fiscal year ended December 31, 2005 and incurred federal taxes on income of $6,000 for the fiscal year ended December 31, 2004 based on differences between book and taxable income and the utilization of federal and state tax net operating loss carry forwards.

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

Liquidity and Capital Resources

At December 31, 2005, our principal sources of liquidity consisted of $14.5 million of cash and cash equivalents, compared to $11.0 million and $7.5 million at December 31, 2004 and 2003, respectively. An additional $770,000 of restricted cash was posted in late 2002 as security for the letter of credit related to our restructured sublease for our Lexington headquarters and was reduced, by formula, to zero in August 2005. This restricted cash is shown in other assets on our balance sheet and was reduced to zero by December 31, 2005 as compared to a balance of $440,000 and $770,000 at December 31, 2004 and December 31, 2003, respectively.

Our operating activities generated cash of $2.6 million in 2005, as compared to $2.9 million cash generated in 2004. In 2005, cash generated primarily resulted from our net income during the period and the positive impact of non-cash items such as depreciation and amortization expense, and an increase in deferred revenue, accounts receivable and accounts payable, offset by a decrease in accrued expenses and other current assets. In 2004, cash generated primarily resulted from our net income during the period and the positive impact of non-cash items such as depreciation and amortization expense, and an increase in deferred revenue and accounts receivable, offset by a decrease in accrued expenses and accounts payable.

Our investing activities generated cash of $68,000 in 2005, compared to cash utilized of $48,000 in 2004. During 2005, cash generated from investing activities primarily came from a decrease in other assets as a result of the reduction of the restricted cash mentioned above, partially offset by the purchase of replacement computers and equipment. Cash used from investing activities in 2004, primarily came from the result of the purchase of replacement computers and equipment, partially offset by a decrease in other assets as a result of a partial reduction to the restricted cash. In the future, we may need to make increased expenditures on property and equipment as present equipment ages.

Our financing activities generated cash of $986,000 in 2005, compared to $576,000 in 2004. Cash generated from financing activities in 2005 and 2004, primarily came from the issuance of common stock under our employee stock option and stock purchase plans.

Long-term cash requirements, other than for normal operating expenses and those described above, are anticipated for the development of new software products, enhancements of existing products and the possible acquisition of software products or technologies complementary to our business.

We have reduced our workforce and overhead expenses as described above and minimized capital spending and other uses of cash. However, in order to sustain profitability and to continue positive cash flow from operations, we must maintain or increase our revenue from current levels.

Assuming that we can execute our current plans to maintain or grow revenue, our focus on enterprise customers and the introduction and success of new and enhanced products, along with the assumption that the business climate for IT spending does not worsen, we believe that with the funding described above, plus current cash and cash equivalents, we will have sufficient resources to meet our working capital and debt requirements for at least the next twelve months. However, if we are not able to maintain current business levels or the economy worsens, we may need to take other actions in order to fund our working capital requirements.

Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification and amounts of liabilities that might be necessary should Segue be unable to continue funding its operations.

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

Interest Rate Risk. Segue is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly secure and liquid investments. We maintain a portfolio of highly liquid cash equivalents and short-term investments (primarily in high-grade corporate commercial and government paper). As of December 31, 2005, we had no short-term investments, only cash and cash equivalents.

Foreign Currency Risk. Segue faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operations. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary currency exposures have been related to the operations of our foreign subsidiaries. For the twelve-month period ended December 31, 2005, we recorded a transaction and re-measurement benefit of approximately $122,000 compared to an expense incurred of approximately $94,000 for the twelve-month period ended December 31, 2004. As of December 31, 2005, the cumulative translation of foreign currency changes recorded in stockholders’ equity was $221,000.

I tem 8.	Financial Statements and Supplementary Data

Financial statements required pursuant to this Item 8 are presented beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in and disagreements with our Accountants on accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2005 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain of the information required in this Item 10 is set forth under the headings “Election of Directors,” “Information Regarding Directors and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) which will be furnished to the SEC not later than 120 days after the close of the fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, controller, and all other financial officers and executives performing similar functions. A copy of this code of ethics is available on our website at www.segue.com. We will provide copies of any of the foregoing upon receipt of a written request.

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

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the Proxy Statement under the heading “Directors and Executive Officers.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Proxy Statement under the heading “Fees Billed by Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. The following financial statements of Segue Software, Inc. are filed as a part of this report:

2.	Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. Documents listed below identified by asterisks are being filed as exhibits herewith. Documents that are identified by footnotes are being filed as exhibits herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the “Act”) reference is made to such documents as previously filed as exhibits with the Commission. The Company’s file number under the Act is 0-27794.

Exhibit Number	Footnote	Description of Exhibits

2.1	(18)	Agreement and Plan of Merger by and among Borland Software Corporation, Beta Merger Sub, Inc. and Segue Software, Inc., dated as of February 7, 2006

3.1	(1)	Restated Certificate of Incorporation (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-1488))

3.2	(1)	By-Laws (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-1488))

3.3	(14)	Certificate of Designation of Series B Preferred Stock

3.4	(15)	Certificate of Designation of Series C Preferred Stock

4.1	(1)	Specimen Certificate representing the Common Stock (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-1488))

10.1	(1)	Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.2	(1)	Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.3	(1)	Form of Shareholder Rights Agreement, dated as of February 8, 1996, entered into between the Registrant and certain of its stockholders (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-1488))

10.4	(1)	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.10 of Registration Statement on Form S-1 (File No.333-1488))

10.5	(2)	Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option and Grant Plan

10.6	(3)	Agreement and Plan of Merger by and among the Registrant, SGE Merger Corp. and SQL Bench International, Inc. and the Stockholders of SQLBench International Inc, dated as of December 30, 1997

10.7	(3)	Asset Purchase Agreement by and among the Registrant, ARC-Dr. Ambichl & Dr. Reindl Communication GmbH and the Stockholders of ARC-Dr. Ambichl & Dr. Reindl Communication GmbH dated as of December 30, 1997

10.8	(3)	Segue Software, Inc. Special Termination and Vesting Plan adopted February 5, 1997

10.9	(4)	Sublease Agreement dated March 31, 1998 by and between MediaOne of Delaware, Inc. and the Registrant

Exhibit Number	Footnote	Description of Exhibits

10.10	(5)	Second Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.11	(5)	Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.12	(6)	1998 Employee Stock Option Plan

10.13	(7)	Agreement and Plan of Merger by and among the Registrant, SSI Merger Corp. and Eventus Software, Inc. and the Stockholders of Eventus Software, Inc. dated as of December 3, 1998

10.14	(8)	Agreement and Plan of Merger by and among the Registrant, SBW Merger Corp. and Black & White Software, Inc. and the Stockholders of Black & White dated as of December 31, 1998

10.15	(9)	Amendment to Segue Software 1998 Employee Stock Option Plan, as of December 17, 1999

10.16	(9)	Lease Agreement dated November 5, 1999 by and between Albright Properties and the Registrant

10.17	(10)	Third Amendment to Segue Software, Inc. 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan

10.18	(10)	Second Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.19	(11)	Second Amendment to Sublease Agreement dated June 27, 2000 between Sublandlord, Media One of Delaware, Inc. and the Registrant

10.20	(11)	Third Amendment to Sublease Agreement dated February 28, 2001 between Sublandlord, Media One of Delaware, Inc. and the Registrant

10.21	(12)	Third Amendment to Segue Software, Inc. 1996 Employee Stock Purchase Plan

10.22	(14)	Fourth Amendment to Sublease Agreement, dated November 15, 2002, between Sublandlord, ComCast (Media One of Delaware, Inc.) and the Registrant

10.23	(14)	Series B Preferred Stock Purchase Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC

10.24	(14)	Registration Rights Agreement, dated March 22, 2002, by and among the registrant and S-7 Associates, LLC

10.25	(15)	Series C Preferred Stock Purchase Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan

10.26	(15)	Amended and Restated Registration Rights Agreement, dated October 21, 2003, by and among the registrant, S-7 Associates, LLC, and Howard Morgan

10.27	(16)	Second Amended and Restated Registration Rights Agreement, dated November 24, 2003, by and among the registrant, S-7 Associates, LLC, Howard Morgan and Isaac Mayer

10.28	(16)	Series C Preferred Stock Purchase Agreement, dated November 24, 2003, by and among the registrant and Isaac Mayer

10.29	(17)	Voting Agreement, dated as of December 22, 2004, by and between the Company, S-7 Associates, LLC and James Simons

10.30	(17)	Form of Non-Qualified Stock Option Agreement used to grant options to the Company’s Directors

10.31	(17)	Form of Non-Qualified Stock Option Agreement used to grant options to the Company’s executive officers

*10.32		Amendment to the Segue Software, Inc. Special Termination and Vesting Plan, adopted February 6, 2006

14.1	(16)	Code of Business Conduct and Ethics

21.1	(13)	Subsidiaries of the Registrant

*23.1		Consent of Independent Certified Public Accountants

*31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, as amended (File No. 333- 1488), which was declared effective on March 28, 1996.

(2)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated August 5, 1997 (File No. 333-32903).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1997 (File No. 000-27794).

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q dated August 14, 1998.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-8 dated November 23, 1998 (File No. 333-67739).

(6)	Incorporated by reference to exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 dated December 17, 1998 (File No. 333-69105).

(7)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated December 17, 1998 (File No. 000-27794).

(8)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated January 14, 1999 (File No. 000-27794).

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-27794).

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated August 7, 2000 (File No. 333-43216).

(11)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2001 (File No. 000-27794).

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form S-8 dated June 22, 2001 (File No. 333-63668), see exhibit 4.6 in that Form S-8.

(13)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 29, 2002 (File No. 000-27794).

(14)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 27, 2003 (File No. 000-27794).

(15)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-Q dated November 13, 2003 (File No. 000-27794).

(16)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 10-K dated March 29, 2004 (File No. 000-27794).

(17)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated December 22, 2004 (File No. 000-27794).

(18)	Incorporated by reference to the exhibits filed with the Registrant’s Report on Form 8-K dated February 8, 2006 (File No. 000-27794).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2006.

SEGUE SOFTWARE, INC.

By:	/S/ JOSEPH K. KRIVICKAS
Joseph K. Krivickas,
President and Chief Executive Officer

/s/ MICHAEL F. SULLIVAN
Michael F. Sullivan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH K. KRIVICKAS Joseph K. Krivickas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/S/ MICHAEL F. SULLIVAN Michael F. Sullivan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

/S/ JAMES H. SIMONS James H. Simons	Chairman of the Board	March 30, 2006

/S/ JOHN R. LEVINE John R. Levine	Director	March 30, 2006

/S/ HOWARD L. MORGAN Howard L. Morgan	Director	March 30, 2006

/S/ ROBERT W. POWERS, JR. Robert W. Powers, Jr.	Director	March 30, 2006

/S/ JYOTI PRAKASH Jyoti Prakash	Director	March 30, 2006

SEGUE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Segue Software, Inc.

We have audited the accompanying consolidated balance sheets of Segue Software, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Segue Software, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 17, 2006

SEGUE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,495	$11,028
Accounts receivable, net of allowances of $317 and $281, respectively	8,775	6,421
Other current assets	863	1,013

Total current assets	24,133	18,462
Property and equipment, net	753	749
Goodwill, net	1,506	1,506
Other assets	44	604

Total assets	$26,436	$21,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637	$564
Accrued compensation and benefits	1,794	1,602
Accrued lease obligations on excess space	669	1,059
Accrued expenses	817	1,134
Deferred revenue	12,055	10,524

Total current liabilities	15,972	14,883
Stockholders’ equity:
Preferred stock, 9,000 shares authorized; 0 and 921 shares of Series B and 0 and 570 shares of Series C preferred stock issued and outstanding	—	4,726
Common stock, par value $.01 per share; 30,000 shares authorized; 12,113 and 10,195 shares issued	120	102
Additional paid-in capital	63,643	57,959
Cumulative translation adjustment	221	429
Unearned stock-based compensation	(24)	(47)
Accumulated deficit	(52,896)	(56,131)

	11,064	7,038
Less treasury stock, at cost, 145 shares	(600)	(600)

Total stockholders’ equity	10,464	6,438

Total liabilities and stockholders’ equity	$26,436	$21,321

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Revenue:
Software	$15,894	$14,644	$12,677
Services	20,858	18,516	16,713

Gross revenue	36,752	33,160	29,390
Less vendor consideration to a customer	(314)	(154)	(161)

Net Revenue	36,438	33,006	29,229
Cost of revenue:
Cost of software	419	352	385
Cost of services	4,744	4,947	5,012

Total cost of revenue	5,163	5,299	5,397

Gross margin	31,275	27,707	23,832
Operating expenses:
Sales and marketing	15,881	14,019	14,078
Research and development	7,365	6,610	5,879
General and administrative	5,112	4,711	4,423
Restructuring charges	—	—	725

Total operating expenses	28,358	25,340	25,105

Income (loss) from operations	2,917	2,367	(1,273)
Interest and other income, net	310	108	48

Income (loss) before provision for income taxes	3,227	2,475	(1,225)
Provision (benefit) for income taxes	(8)	35	98

Net income (loss)	$3,235	$2,440	$(1,323)

Preferred stock dividend-in-kind	$364	$763	$316
Net income (loss) applicable to common shares	$2,871	$1,677	$(1,639)

Net income (loss) per common share — Basic	$0.28	$0.17	$(0.17)
Net income (loss) per common share — Diluted	$0.25	$0.15	$(0.17)

Weighted average common shares outstanding — Basic	10,300	9,932	9,723
Weighted average common shares outstanding — Diluted*	11,445	10,834	9,723

*	The assumed conversion of preferred shares into common shares is not included for the fiscal year ended December 31, 2004 because their inclusion would be anti-dilutive. There were no outstanding shares of preferred stock at the fiscal year ended December 31, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Treasury Stock	Unearned Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

			Shares	Par Value
	Shares	Amount
Balance at December 31, 2002	729	$2,147	9,765	$98	$58,206	$(600)	$0	$(57,248)	$98	$2,701
Issuance of common stock under stock plans			161	2	191					193
Issuance of preferred stock under stock plans	500	1,500								1,500
Issuance of preferred stock dividend-in-kind	98	316			(316)					—
Reclassification of additional paid in capital		(79)			79					—
Net loss								(1,323)		(1,323)
Foreign currency translation adjustment									211	211
Comprehensive loss										(1,112)

Balance at December 31, 2003	1,327	$3,884	9,926	$100	$58,160	$(600)	$0	$(58,571)	$309	$3,282
Issuance of common stock under stock plans			269	2	574					576
Unearned stock-based compensation					67		(67)			—
Issuance of preferred stock dividend-in-kind	164	842			(842)					—
Amortization of stock-based compensation							20			20
Net income								2,440		2,440
Foreign currency translation adjustment									120	120
Comprehensive income										2,560

Balance at December 31, 2004	1,491	$4,726	10,195	$102	$57,959	$(600)	$(47)	$(56,131)	$429	$6,438
Issuance of common stock under stock plans			364	3	983					986
Issuance of preferred stock dividend-in-kind	63	364			(364)					—
Conversion of preferred stock to common stock	(1,554)	(5,090)	1,554	15	5,075					—
Reversal of Unearned stock-based compensation					(10)		10			—
Amortization of stock-based compensation							13			13
Net income								3,235		3,235
Foreign currency translation adjustment									(208)	(208)
Comprehensive income										3,027

Balance at December 31, 2005	0	$0	12,113	$120	$63,643	$(600)	$(24)	$(52,896)	$221	$10,464

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
Increase (Decrease) in Cash and Cash Equivalents	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,235	$2,440	$(1,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	427	700	1,314
Loss on disposal of property and equipment	27	20	—
Changes in operating assets and liabilities: Accounts receivable	(2,567)	(693)	572
Other current assets	150	28	(16)
Accounts payable	58	(446)	(284)
Accrued expenses, accrued lease obligations on excess space and accrued compensation and benefits	(454)	(600)	(646)
Stock-based compensation	13	20	—
Deferred revenue	1,728	1,416	415

Net cash provided by operating activities	2,617	2,885	32

Cash flows from investing activities:
Additions to property and equipment	(488)	(384)	(243)
Decreases to other assets	558	336	355
Purchases of short-term investments	(2)	—	—

Net cash provided by (used in) investing activities	68	(48)	112

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	1,500
Proceeds from exercise of stock options and stock purchase plan	986	576	194

Net cash provided by financing activities	986	576	1,694

Effect of exchange rate changes on cash	(204)	120	322

Net increase in cash and cash equivalents	3,467	3,533	2,160
Cash and cash equivalents, beginning of period	11,028	7,495	5,335

Cash and cash equivalents, end of period	$14,495	$11,028	$7,495

Supplemental disclosure of non-cash investing and financing transactions:
Net cash (refunded) paid during the year for taxes	$(50)	$101	$359

The accompanying notes are an integral part of the consolidated financial statements.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Description of Business

Segue Software, Inc. and its subsidiaries (“Segue,” “the Company,” “the Registrant,” or “we”) deliver software and services that optimize the quality of business-critical software applications. Our products are used by quality assurance professionals, software developers and information technology staff to ensure software quality, reduce application development costs, manage the vast and growing number of application components and shorten the cycle time required to develop and deploy enterprise applications. Segue’s products and services provide comprehensive capabilities to define, measure, manage and improve software application quality. Our solutions enable enterprises to reduce the risk in deploying and operating Web, client/server and legacy applications across many technologies and IT environments while leveraging a fast return on application investments. Solutions such as ours provide the capabilities necessary to optimize the quality of mission-critical software for companies all over the globe.

Software license revenue from our Silk product line represented approximately 44%, 44% and 43% of total revenues in 2005, 2004 and 2003, respectively. Our SilkTest and SilkPerformer products combined represented approximately 86%, 92% and 90% of product license sales in 2005, 2004 and 2003, respectively.

Operating Matters and Liquidity

We recorded net income of approximately $3.2 million and $2.4 million for the fiscal year ended December 31, 2005 and 2004, respectively. However, prior to the year ended December 31, 2004, the Company incurred losses on an annual basis ever since commencement of operations. The Company has an accumulated deficit of approximately $52.9 million at December 31, 2005. As a result, the Company has used significant amounts of cash, cash equivalents and short-term investments to fund its operations over the last several years. However, the Company generated approximately $3.5 million in overall positive cash flow for the twelve months ended December 31, 2005. The cash and cash equivalents balance at December 31, 2005 was $14.5 million compared to $11.0 million at December 31, 2004.

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

Long-term cash requirements, other than for normal operating expenses, and for commitments including those detailed in Note 8, are anticipated for the development of new software products, enhancements of existing products and the possible acquisition of software products or technologies complementary to our business.

The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet are dependent upon the continued operations of the Company, which in turn are dependent upon Segue’s ability to maintain or increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification and amounts of liabilities that might be necessary should Segue be unable to continue operations.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company follows the guidance in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, in recognizing revenue on software transactions. Such revenue is recognized upon the delivery of the software, provided persuasive evidence of an arrangement exists, fees are considered fixed and determinable and a collection of the receivable is considered probable. The revenue recognized for each separate undelivered element of a multiple-element software contract is based upon vendor-specific objective evidence (“VSOE”) of fair value, which is based upon the price the customer is required to pay when the element is sold separately. Revenue allocated by VSOE to post-contract customer support (maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one or more of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company’s software products do not require significant modification, customization or installation services to successfully implement.

Post-contract customer support (maintenance) and service revenue (training and consulting) that is not yet earned is included in deferred revenue.

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

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the activity in the Company’s allowance for bad debts and sales returns:

Bad Debt Allowance

Year Ended:	Balance at the Beginning of the Year	Charges (Credits) to General & Administrative Expense	Other Charges (Credits)	Write-offs, net	Balance at the End of the Year
December 31, 2003	$221,455	$210,903	—	$(188,381)	$243,978
December 31, 2004	$243,978	$54,448	—	$(30,966)	$267,460
December 31, 2005	$267,460	$213,013	—	$(177,181)	$303,292

Sales Return Allowance

Year Ended:	Balance at the Beginning of the Year	Charges (Credits) to Cost of Product	Reductions (Increases) to Product Revenue	Write-offs, net	Balance at the End of the Year
December 31, 2003	$10,938	—	$28,157	$(15,557)	$23,538
December 31, 2004	$23,538	—	$16,000	$(25,834)	$13,704
December 31, 2005	$13,704	—	—	$(60)	$13,644

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $428,000, $182,000 and $71,000 in 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation

The functional currency of the Company’s German subsidiary is the euro. Accordingly, all assets and liabilities of this subsidiary are translated at the current exchange rate at the end of the period and revenues and costs at

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average rates in effect during the period. The gains and losses from translation of the subsidiary’s financial statements are recorded directly into a separate component of stockholder’s equity.

The functional currency of all other subsidiaries is the U.S. dollar. Assets and liabilities for these subsidiaries are translated at year-end exchange rates and revenue and costs at average rates in effect during the period. The gains and losses from translation of these subsidiaries’ financial statements are included in the consolidated statement of operations. For the year ended December 31, 2005, the gain from foreign currency included in statement of operations was approximately $122,000. For the years ended December 31, 2004 and 2003, the translation loss amounts were approximately $94,000 and $175,000, respectively.

Transaction gains and losses are included in the consolidated statement of operations.

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the diluted EPS calculation where the effect of their inclusion would be dilutive. Common equivalent shares result from the assumed exercise of exercisable and vested outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method and the assumed conversion of preferred shares into common shares as per the preferred share agreements. The assumed conversion of preferred shares into common shares is not included in the year ended December 31, 2004 because their inclusion would be anti-dilutive. There were no outstanding shares of preferred stock at the fiscal year ended December 31, 2005.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Investments with maturities greater than three months are considered to be short-term investments. Short-term investments consist primarily of high-grade commercial paper. The Company classifies its short-term investments as “available for sale” and reports them at fair value. At December 31, 2005, the Company had no short-term investments. As of December 31, 2004, unrealized gains and losses on securities were not material.

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

Goodwill

As required by Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, Segue discontinued the amortization of goodwill effective January 1, 2002. Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill resulted from Segue’s acquisition of

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SQLBench in December 1997 and was being amortized using the straight-line method over five years. As further required by SFAS No. 142, Segue performs an analysis of the transitional fair value of the goodwill annually during the fourth quarter and adjusts the value of the goodwill should the calculated transitional fair value of the goodwill be less than that reported on the Company’s consolidated balance sheet. During the year ended December 31, 2002, Segue performed an initial analysis of the transitional fair value of the goodwill and re-evaluated the fair value of the goodwill during the fourth quarter of 2002. The analysis demonstrated that no impairment existed at December 31, 2002 and no adjustment was made. Segue re-evaluated the fair value of the goodwill during the fourth quarter of 2005, 2004 and 2003. The analysis demonstrated that no impairment existed at December 31, 2005, 2004 and 2003 and no adjustment was made. Any future impairment loss that may occur would not exceed $1.5 million, which is the net amount of goodwill that is on the consolidated balance sheet at December 31, 2005.

Long-Lived Assets

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

Concentration of Credit Risk

The Company places its excess cash in cash equivalents and short-term investments, primarily consisting of government securities and commercial paper. There are no significant concentrations in any one issuer of debt securities other than the United States government. The Company places its cash, cash equivalents and investments with financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents and short-term investments to date. The Company believes credit risk with respect to investments of commercial paper is minimal due to the duration of such investments, which are generally less than twelve months. Cash held in foreign banks was approximately $1.1 million and $1.6 million at December 31, 2005 and 2004, respectively.

The Company sells its products principally through a worldwide direct sales force and third-party resellers/distributors. Customers are in a broad range of industries. The Company provides credit in the normal course of business to various types and sizes of companies located principally throughout North America and Europe and does not require collateral or other security. The Company maintains reserves for potential credit losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles and deferred tax valuation allowance, the estimated loss on excess office space that resulted from the restructuring actions and VSOE. Actual results could differ from these estimates.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Minor amounts of stock-based employee compensation cost is reflected in net income/(loss), as most options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	2005	2004	2003
Net income (loss) applicable to common shares
As reported	$2,871	$1,677	$(1,639)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,085)	(1,687)	(2,822)

Pro forma	$1,786	$(10)	$(4,461)

Net income (loss) per common share — Basic
As reported	$0.28	$0.17	$(0.17)
Pro forma	$0.17	$0.00	$(0.46)
Net income (loss) per common share — Diluted
As reported	$0.25	$0.15	$(0.17)
Pro forma	$0.16	$0.00	$(0.46)

Comprehensive Income/(Loss)

The Company follows the guidance in SFAS No. 130, “Reporting Comprehensive Income/(Loss)” (“SFAS No. 130”) that requires the reporting of comprehensive income/(loss) in addition to net income/(loss) from operations. Comprehensive income/(loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income/(loss). To date the Company’s comprehensive income/(loss) items have consisted exclusively of foreign translation adjustments. Comprehensive income/(loss) has been included in the consolidated statement of stockholders’ equity for all periods. Please see Note 4 further details.

Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, Share-Based Payment which addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). Statement 123R requires all entities to recognize the fair value of stock options and other stock-based compensation to employees. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead, that such transactions be accounted for using a fair-value-based method. The requirements in Statement 123R were

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be effective for public companies as of the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule amending the effective date for Statement 123R, allowing public companies to adopt the rule at the beginning of their next fiscal year after June 30, 2005.

According to Statement 123R, an entity is also required to recognize compensation expense for awards outstanding at the required effective date for which the requisite service has not been rendered (such as awards that are unvested because service requirements have not been completed) as the requisite service is subsequently rendered. The compensation expense will be based on the grant date fair value of the award as was determined under Statement 123 for either recognition or pro forma disclosures. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Our current estimate is that Statement 123R will result in an added expense of approximately $200,000 quarterly. Therefore, the adoption of Statement 123R will have a material effect on the Company’s consolidated financial statements.

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

2.	Other Assets

Included in other assets at December 31, 2005 is approximately $45,000 in refundable lease security deposits we have paid for our various regional sales offices. As of December 31, 2004, that same amount was included as well as restricted cash of $440,000. This amount represented the security for a letter of credit required by our amended sublease for our Lexington headquarters. Our obligation to maintain this letter of credit expired during the fourth quarter of 2005 and $440,000 was returned to the Company.

3.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2005	2004
Computer equipment	$12,214	$12,061
Office equipment	594	660
Furniture and fixtures	1,381	1,381
Leasehold improvements	954	949

	15,143	15,051
Accumulated depreciation and amortization	(14,390)	(14,302)

Total	$753	$749

Depreciation and amortization of property and equipment totaled $427,000, $689,000 and $1,275,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted exclusively of foreign translation adjustments. The following table sets forth the computation of comprehensive income/(loss) (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$3,235	$2,440	$(1,323)
Foreign translation adjustments	(208)	120	211

Comprehensive income (loss)	$3,027	$2,560	$(1,112)

5.	Stockholders’ Equity

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

To the extent any shares of Preferred Stock are outstanding, the Preferred Stock is senior to the common stock as to dividend and liquidation rights and is convertible at the option of the holder into shares of our common stock at a conversion rate of one share of Preferred Stock for one share of common, subject to adjustment upon the occurrence of certain transactions including future stock and warrant issuances at an exercise price of less than $3 per share. Pursuant to an amendment to the terms of the Series B Preferred Stock, which was announced on December 27, 2004, approved by the Company’s Stockholders on June 6, 2005 and filed with the Secretary of State of Delaware, and made effective, on June 16, 2005, dividends on the Series B Preferred Stock accrue at 6% per annum and are to be paid in additional shares of Preferred B Stock semiannually on June 30 and December 31. Dividends on the Series C Preferred Stock accrue at 12% per annum and are to be paid in additional shares of Preferred C Stock or, in certain cases, cash, semi-annually on June 30 and December 31.

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

October 28, 2005, we provided a Redemption Notice to all holders of our Series B Preferred Stock and Series C Preferred Stock. The Redemption Notice expressed our intention to redeem all shares of Series B Preferred Stock and Series C Preferred Stock outstanding on December 28, 2005 at a per share redemption price of $4.00. All shares of Series B Preferred and Series C Preferred were converted to common stock on December 19, 2005. In total, 948,597 shares of Series B Preferred and 604,895 shares of Series C Preferred were converted to common stock pursuant to an election by the holders of such shares. As a result of the conversion, no Preferred Stock dividend-in-kind was issued for the period ending December 31, 2005.

During the year ended December 31, 2005 (prior to the redemption noted above), a total of 61,868 shares of Preferred Stock were earned and issued as dividends on the Preferred Stock. Preferred Stock dividends earned for the twelve months ended December 31, 2005 and 2004 approximated $364,000 and $763,000 respectively.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation Plans

Stock Option Plans

The Company’s 1996 Amended and Restated Incentive and Non-Qualified Stock Option Plan (the “Option Plan”) as amended authorizes a total of 4,646,305 shares to be issued under the Option Plan. Under the Option Plan, incentive stock options may be granted to any officer or employee of the Company and nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company. The Company’s 1996 Option Plan expired on February 12, 2006. According to the terms of the plan, no more options may be granted under the 1996 Plan.

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

All options issued under the Option Plan and the 1998 Option Plan are typically granted with exercise prices equal to the fair market value of the stock on the date of grant, become exercisable at varying rates (generally over four years) as determined by the Board of Directors and generally expire 10 years from the date of grant.

The following table summarizes activity of the Company’s option plans since December 31, 2002. Information is included for all of the option plans and agreements noted above.

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2002	3,147	$7.13
Granted	1,120	$2.40
Exercised	(18)	$2.26
Cancelled	(932)	$6.05

Outstanding at December 31, 2003	3,317	$5.89
Granted	755	$4.38
Exercised	(179)	$2.10
Cancelled	(490)	$7.81

Outstanding at December 31, 2004	3,403	$5.46
Granted	500	$5.76
Exercised	(286)	$2.47
Cancelled	(480)	$6.62

Outstanding at December 31, 2005	3,137	$5.61

As of December 31, 2005, 2004, and 2003, options to purchase 2,152,137, 2,162,693 and 2,114,514 shares, respectively, were exercisable with weighted average exercise prices of $6.05, $6.60 and $7.68 per share, respectively. As of December 31, 2005, approximately 342,999 shares were available for future grants under the Option Plan and the 1998 Option Plan.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For various price ranges, weighted average information for options outstanding at December 31, 2005 were as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.75—1.04	180	5.69	$1.02	180	$1.02
$1.05—2.40	118	6.96	$2.17	110	$2.20
$2.41—2.44	458	7.69	$2.44	258	$2.44
$2.45—2.65	331	3.67	$2.48	249	$2.48
$2.66—3.03	245	6.63	$2.93	200	$2.92
$3.04—6.49	966	8.47	$5.64	321	$5.38
$6.50—8.17	213	4.99	$7.15	208	$7.17
$8.18—9.24	170	4.41	$8.40	170	$8.40
$9.25—11.86	93	2.45	$10.40	93	$10.40
$11.87—13.67	217	3.87	$12.51	217	$12.51
$13.68—22.25	146	3.06	$16.65	146	$16.65

$0.75—$22.25	3,137	6.29	$5.61	2,152	$6.05

The weighted average fair value of the stock options granted during 2005, 2004 and 2003 was $5.76, $4.38, and $2.40 per share, respectively. For the computation in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rate of 4.41%, 3.93%, and 3.8%; dividend yield of 0%; expected life of 7 years; and expected volatility of 48%, 65% and 80%.

Options to purchase approximately 3,137,000, 3,403,000 and 3,317,000 shares of common stock were outstanding for the years ended December 31, 2005, 2004 and 2003, respectively. Options to purchase 689,000 and 1,217,000 shares of common stock were outstanding for the years ended December 31, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per common share because the option exercise prices were greater than the average market price of the Company’s common stock during those periods. Options to purchase 3,317,000 shares of common stock were outstanding for the year ended December 31, 2003, but were not included in the calculation of diluted net income (loss) per common share, as their inclusion would be anti-dilutive.

Employee Stock Purchase Plan

The Company established the Segue Software, Inc. 1996 Employee Stock Purchase Plan (the “ESPP”), which made available 100,000 shares of the Company’s common stock for purchase by eligible employees through payroll deduction. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month segment within the offering period. Purchases are limited to 10% of an employee’s annual compensation and are subject to other IRS limitations. In June 2003, the ESPP was amended in order to increase the maximum number of shares from 600,000 to 700,000 shares. In June 2004, the ESPP was amended in order to increase the maximum number of shares of common stock available for issuance from 700,000 to 900,000 shares. As of December 31, 2005, approximately 838,608 shares have been issued under the ESPP.

For the computation in accordance with SFAS 123, the fair value of the employees’ purchase rights under the ESPP is estimated using the Black-Scholes model with the following assumptions for 2005, 2004 and 2003: risk-free interest rate of 4.18%, 1.6%, and 1.8%, respectively; dividend yield of 0%; expected life of six months; and expected average volatility of 35%, 100% and 112%, respectively.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Savings Plan

The Company maintains a 401(k) plan under which all eligible U.S. employees may make contributions to their respective participant accounts. The Company may, at its discretion, make matching contributions on behalf of its employees. Employees must have completed two years of service to be eligible for the Company’s contributions. No matching contributions were made during the years ended December 31, 2005, 2004 or 2003.

7.	Income Taxes

Loss before income taxes and the components of the income tax provision (benefit) are as follows for the years ended December 31, (in thousands):

	2005	2004	2003
Income (loss) before income taxes:
United States	$2,676	$2,068	$(1,697)
Foreign	551	407	472

Total income (loss) before income taxes	$3,227	$2,475	$(1,225)

Provision for (benefit from) income taxes:
Current:
Federal	$0	$6	$0
Foreign	$(37)	$15	$59
State	29	14	39

Total current	$(8)	$35	$98

Deferred:
Federal	$1,232	$768	$(569)
Foreign	0	3	3
State	967	85	79
Change in valuation allowance	(2,199)	(856)	487

Total deferred tax provision	—	—	—

Total tax provision	$(8)	$35	$98

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of the net deferred tax asset are as follows (in thousands):

	2005	2004	2003
Gross deferred tax assets:
Net operating losses	$19,700	$20,703	$21,034
Intangible assets	1,011	1,767	1,837
Accounts receivable	118	104	104
Accrued expenses and deferred compensation	306	463	819
Fixed assets	160	308	437
Research and experimentation credits	2,762	2,911	2,881

Total assets	24,057	26,256	27,112
Valuation allowance	(24,057)	(26,256)	(27,112)

Net deferred tax asset (liability)	$0	$0	$0

Of the changes in the valuation allowance described above for the years ended December 31, 2005, 2004, and 2003 approximately $362,000, $125,000, and $7,000, respectively, relates to tax return deductions attributable to the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options, and are not benefited through income.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $54.0 million, of which $12.3 million relates to deductions attributable to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options; state net operating loss carryforwards of approximately $22.0 million; and $1.9 million of federal and $1.3 million of state tax credit carryforwards available for income tax purposes. These carryforwards generally expire in the years 2006 through 2023 and may be subject to additional annual limitations as a result of changes in the Company’s ownership. The benefits of non-qualifying stock options and disqualifying dispositions of incentive stock options deductions noted above which are currently included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

The following schedule reconciles the difference between the federal income taxes at the statutory rate and the effective income taxes for the years ended December 31 (in thousands):

	2005	2004	2003
U.S. federal statutory tax	$1,098	$841	$(417)
State tax provision, net	657	65	52
Foreign rate differential	(37)	(104)	(19)
Federal and state tax credits	149	(30)	23
Tax credits and prior year adjustments in foreign jurisdiction	(187)	(0)	0
Change in valuation allowance	(2,199)	(856)	487
Other	66	119	(28)
Adjustment for prior year deferred taxes	445	0	0

Effective tax	$(8)	$35	$98

8.	Commitments and Contingencies

Legal Proceedings

Various claims have been asserted against Segue. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of Segue.

Lease Commitments

In August 1998, the Company moved its corporate headquarters to Lexington, Massachusetts under a non-cancelable operating sublease that expires in 2007. On January 24, 2003, the Company received approval to restructure its corporate headquarters sublease by returning approximately 33,000 square feet in its Lexington facility to the landlord. Pursuant to the terms of the restructuring Segue posted an initial letter of credit for $700,000. The cash security of $770,000 (letter of credit plus 10%) that was posted was reduced in 2004 to $440,000 and was returned in full to the Company during the quarter ended December 31, 2005. As a result of the restructuring, we reduced our office space from approximately 73,300 square feet to approximately 40,400 square feet with 3,000 square feet sub-subleased to a third-party until the end of our sublease, leaving 37,400 square feet of space. We believe that we have more than adequate expansion space for growth in operations at the headquarters location for the foreseeable future.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During January 2005, the Company entered into a five-year lease for a branch sales office in San Mateo, California, which consists of approximately 3,434 square feet. This office replaced our Los Gatos and San Francisco sales offices, the leases for both of which expired during the first quarter of 2005

During June 2005, the Company entered into a fifteen-year lease for a new research and development facility in Linz, Austria. The new facility consists of approximately 12,000 square feet and replaced our previously used research and development facility in December 2005. The lease entitles the Company to elect to cancel this lease after five years without penalty, by providing six months notice.

Our global technical support operations are located in Belfast, Northern Ireland, United Kingdom with approximately 6,000 square feet under a lease that expires in August 2009 and includes an option for renewal. The Belfast lease also contains a provision allowing Segue to elect to cancel this lease on August 25, 2006 by providing six months notice. A six month notice was given by Segue and we are presently looking for a more modern facility in Belfast.

The Company also leases certain United States and foreign sales offices and certain equipment under various operating leases with lease terms ranging from month-to-month up to five years. Certain of these leases contain renewal options. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. Future minimum payments under the facilities and equipment leases, excluding the security deposit noted above, but including the obligation of the restructured sublease, with non-cancelable terms are as follows as of December 31, 2005 (in thousands):

	Gross Commitment	Sublease Income	Net Amount
2006	$2,048	$(100)	$1,948
2007	1,637	(85)	1,552
2008	316	0	316
2009	319	0	319
2010	250	0	250

Total	$4,570	$(185)	$4,385

Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled $1.6 million, $1.8 million and $2.0 million, respectively.

Royalty Commitments

The Company has participated in royalty arrangements with third-parties and as revenues from the related products are recognized, the Company records the related royalty expense. In September 2001, the Company signed a distribution agreement with T-Plan Ltd., of the United Kingdom. Under the agreement, Segue will sell and market the T-Plan product that has been modified to integrate with other Segue products, under the name SilkPlan Pro, for which Segue will pay T-Plan Ltd., a royalty for each unit sold based on a percentage of price. On December 31, 2005, we had a remaining prepaid balance of $49,000 associated with T-Plan royalties.

For the years ended December 31, 2005 and 2004, Segue recognized royalty expense related to T-Plan Ltd. of $19,000 and $32,000 respectively. Segue has other minor royalty agreements for third-party embedded software in Segue’s products.

In addition to the arrangements described above, Segue has entered into other arrangements with third party resellers, distributors and partners that require Segue to pay a referral fee for leads that may be generated by these other parties. None of these arrangements calls for guaranteed minimum payments.

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

In the event of a change of control or the sale of substantially all assets, the Company has certain contractual obligations to executive officers, as well as, other non-employee related contracts. These potential obligations, should a triggering event take place, are less than $2.9 million.

9.	Restructuring Charges

Since April 1, 2001, Segue has executed various restructuring plans aimed at reducing the expenses of the Company. As a result, Segue has recorded restructuring charges for severance, other employee-related costs and costs for estimated lease obligations associated with excess office facilities in our Lexington and former Los Gatos offices, net of estimated sublease income. The Company had no restructuring activities during the years December 31, 2005 or 2004.

At December 31, 2005, the accrual balance related to the obligations associated with all of the excess office space noted above is approximately $669,000. This is comprised of an estimated $854,000 for future rents payable by Segue on unoccupied space less approximately $185,000 of estimated future sublease and operating expense income. The Company made no estimate adjustments related to this accrual for the year ended December 31, 2005.

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

	2005		2004		2003
	Gross Revenue	Gross Margin	Gross Revenue	Gross Margin	Gross Revenue	Gross Margin
Operating Segments:
Software licenses	$15,894	$15,475	$14,644	$14,292	$12,677	$12,292
Training and consulting	$3,245	$1,072	$3,006	$873	$2,805	$446
Maintenance/Support services	17,613	15,042	15,510	12,696	13,908	11,255

Total services	$20,858	$16,114	$18,516	$13,569	$16,713	$11,701

Total	$36,752	$31,589	$33,160	$27,861	$29,390	$23,993

The following table presents gross revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

	Total Gross Revenue			Long-Lived Assets
	2005	2004	2003	2005	2004	2003
United States	$29,336	$26,307	$24,209	$618	$1,116	$1,678
Foreign	7,416	6,853	5,181	179	237	330

	$36,752	$33,160	$29,390	$797	$1,353	$2,008

SEGUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign revenue is based on the country in which the sale originates. Revenue from Germany accounted for approximately 12.2% of total revenue for the year ended December 31, 2004. No customer or foreign country accounted for 10% or more of total revenue in 2005 or 2003.

11.	Quarterly Financial Data (In thousands, except per share data) — Unaudited

2005	Q1 2005	Q2 2005	Q3 2005	Q4 2005	Total
Net revenue	$8,394	$8,909	$9,076	$10,059	$36,438
Gross margin	7,165	7,541	7,818	8,751	31,275
Net income applicable to common shares	362	632	824	1,053	2,871
Net income per share—Basic	0.04	0.06	0.08	0.10	0.28
Net income per share—Diluted	0.03	0.06	0.07	0.09	0.25

2004	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Total
Net revenue	$8,024	$8,038	$8,431	$8,513	$33,006
Gross margin	6,627	6,652	7,132	7,296	27,707
Net income applicable to common shares	171	344	703	459	1,677
Net income per share—Basic	0.02	0.03	0.07	0.05	0.17
Net income per share—Diluted	0.02	0.03	0.07	0.04	0.15

12.	Subsequent Event

On February 8, 2006, the Company announced that it had entered into a definitive agreement with Borland Software Corporation (“Borland”) and Beta Merger Sub, Inc., a wholly owned subsidiary of Borland, pursuant to which Merger Sub will merge with and into Segue, with Segue as the surviving corporation. As a result of the Merger, Segue will become a wholly owned subsidiary of Borland. Borland is headquartered in Cupertino, California and is a global leader in Software Deliver Optimization, the transformation of software development from a series of individual activities into a managed business process. The Merger is subject to a number of contingencies, including approval by Segue’s stockholders, the absence of any law, order or injunction prohibiting the consummation of the Merger, and other customary closing conditions, each of which must be satisfied or waived prior to the closing. The transaction is expected to close in the second quarter of 2006. For further information on the terms of the Merger Agreement, see Part 1, Item 1 “Pending Acquisition of the Company by Borland Software Corporation” beginning on page 2 of this Form 10-K.